Form 10KSB
period 1996-03-31
PLAY CO TOYS & ENTERTAINMENT CORP
filed 1996-07-16
CIK 927643

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number O-25030

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
             (Exact name of registrant as specified in its charter)

           Delaware                                       95-3024222
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)

         550 Rancheros Drive
       San Marcos, California                               92069
(Address of principal executive offices)                  (Zip Code)

                                 (619) 471-4505
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
                                 NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

                         Common Stock Purchase Warrants
                                (Title of Class)

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if no disclosure of delinquent filers in response Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

         The Registrant's revenues for its fiscal year ended March 31, 1996 were $21,230,853.

         The aggregate market value of the voting stock on July 12, 1996 (consisting of Common Stock, par value $.01 per share) held by non-affiliates was approximately $2,469,551.80, based upon the average bid and asked prices for such Common Stock on said date ($2.19), as reported by a market maker. On such date, there were 3,863,530 shares of Registrant's Common Stock outstanding.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

History

         Play Co. Toys & Entertainment Corp. (the "Company") was founded in 1974, with one store in Escondido, California by its founders Thomas Davidson and Richard Brady, under the name Play Co. Toys. The Company currently has seventeen (17) stores located across the Los Angeles, Orange, San Diego, Riverside and San Bernadino counties of California. The Company's stores average approximately 10,000 square feet in size and are located in strip shopping centers and are serviced from a central 64,000 square foot distribution facility. The Company is a retailer of children's and adult toys, games, and hobby products. On average, the Company's stores offer over 15,000 items for sale, including a wide selection of educational and specialty toys.

         The Company was originally incorporated in the State of California in 1974, but changed its domicile to the State of Delaware on June 14, 1994. In connection with such change of domicile to Delaware, each share of the Company's common stock was exchanged for 50 shares of common stock of the Company (Delaware). Such transaction is hereinafter referred to as the "Delaware Reorganization" and all reference herein to shares of the Company's Common Stock outstanding or per share information takes into account such transaction unless otherwise noted.

Acquisition of Play Co.

         The Company's majority stockholder, American Toys, Inc. ("American Toys"), a Delaware corporation, acquired an aggregate of 2,142,850 shares of Common Stock and 900,000 shares of the Company's Series C preferred stock on May 7, 1993 (the "Acquisition") by payment of the sum of $1,800,000 as follows: (i) $900,000 was paid to the founders and sole shareholders of the Company in exchange for 90% of the outstanding Common Stock as follows: $450,000 was paid to Thomas Davidson for 1,071,450 shares; $175,000 was paid to Richard Brady for 416,650 shares; and $275,000 was paid to the Donald Welker Trust for 654,750 shares; and (ii) $900,000 was paid into the capital of the Company for 900,000 shares of a newly authorized Series C redeemable preferred stock (the "Series C Preferred Stock"). The shares of Series C Preferred Stock were to pay cumulative dividends at the rate of $.06 per share commencing February 1, 1994. The Company had the right to put 300,000 of such Series C Preferred Shares to the Company at a price of $1.00 per share plus all accrued but unpaid dividends on each of February 1, 1994, 1995 and 1996. The shares of Series C Preferred Stock were converted into 428,580 shares of Common Stock in January 1995. See "Certain Relationships and Related Transactions."

         In addition, as part of the Acquisition, the Company issued Messrs. Davidson and Brady an aggregate of 250,000 shares of the Company's Series A redeemable convertible preferred stock and issued Messrs. Davidson and Brady and the Donald Welker Trust an aggregate of 704,166 shares of a Series B redeemable preferred stock (the "Series B Preferred Stock") in exchange for an aggregate 2,524,250 shares of the Company's common stock owned by such individuals as follows: (i) Thomas Davidson exchanged 1,179,800 shares of the Common Stock for 187,500 shares of the Series A Preferred Stock and 248,207 shares of the Series B Preferred Stock; (ii) Richard Brady exchanged 470,350 shares of Common Stock for 62,500 shares of the Series A Preferred Stock and 88,842 shares of the Series B Preferred Stock; and (iii) the Donald Welker Trust exchanged 874,100 shares of Common Stock for 367,117 shares of the Series B Preferred Stock.

Public Offering

         On November 9, 1994, the Company consummated a public offering of 784,950 units (including the purchase of 84,750 units upon the exercise of the underwriter's over-allotment), each unit comprising one share of Common Stock and one Redeemable Common Stock Purchase Warrant to purchase one share of Common Stock, at a purchase price of $5.00 per unit, through Hanover Sterling & Company, Ltd. ("Hanover"). The Company received net proceeds of $2,895,613 from the offering. The proceeds from the Company's offering have been apportioned as follows (i) $450,000 was paid to American Toys, Inc., in order to decrease the loan from American Toys, Inc. from $1,700,000 to $1,250,000, (ii) approximately $225,000 was used to redeem 224,708 shares of the Series B Preferred Stock owned by Messrs. Davidson and Brady, (iii) approximately $350,000 was used for the costs associated with the opening of a new store in Whittier, California and the balance was used for the Company's working capital needs.

         Hanover Sterling & Co., Ltd., the underwriter of the Company's public offering, was a dominant influence in the market for the Company's securities until February 1995. In February 1995, the National Association of Securities Dealers, Inc. (the "NASD") halted Hanover's market making operations due to Hanover's inability to meet the NASD's net capital requirements, which requires a broker/dealer to maintain certain levels of cash and other liquid assets in order to meet its obligations. Hanover ceased all operations immediately after losing its market making ability. It is believed by the Company that the securities Hanover was making a market in were being shorted by a group of other brokerage houses, which caused a decrease in Hanover's capital which inevitably lead to its loss of market making activities. The market for the Company's securities have been significantly affected and may continue to be affected by the loss of Hanover's participation in the market. The loss of Hanover's market making activities of the Company's securities has decreased significantly the liquidity of an investment in such securities. Since Hanover was the Underwriter of both Mister Jay Fashions International, Inc. ("Mister Jay") and American Toys, both companies have seen the same decrease in the market for their securities as well as a decrease in the liquidity of an investment in such securities. Upon Hanover ceasing operations, its clearing firm, Adler Coleman, filed for bankruptcy protection and all client accounts of Hanover were frozen while SIPC, the insurance agency for Adler Coleman, sorted out all transactions. As of the date hereof, all trades transacted during the last two weeks of Hanover's operations are still being reviewed and some accounts are still frozen.

Recent Developments

         On May 3, 1996, the Company held an annual meeting, at which time its stockholders proposed approved (i) the election of three persons nominated by the Board of Directors as Directors, (ii) the authorization of an amendment to the Company's Certificate of Incorporation to effect a change of the name of the Company from Play Co. Toys to Play Co. Toys & Entertainment Corp., (iii) the authorization of an amendment to the Company's Certificate of Incorporation to authorize one share of Preferred Stock, par value $.01 per share, as the "Series D Preferred Stock" and (iv) the authorization of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock to 410,000,000 shares and to authorize 20,000,000 shares of Preferred Stock, par value $.01 per share, as the "Series E Preferred Stock". All proposals were adopted by the stockholders and an amendment to the Company's Certificate of Incorporation filed with the State of Delaware. The certificate of amendment as filed, amended the name of the Company, authorized a share of Series D Preferred Stock, authorized 1,000,000 shares of the Series E Preferred Stock and increased the authorized shares of Common Stock to 30,000,000. As shares of the Series E Preferred Stock are issued, additional shares may be authorized from time to time.

         In June 1996, American Toys, pursuant to the consent of its majority shareholder, Mister Jay, authorized the spinoff of the shares of the Company's common stock owned by American Toys to the shareholders of American Toys. Additionally, American Toys authorized the conversion of its share of Series D Preferred Stock into 1,157,028 shares of the Company's common stock based upon the average closing bid price ($1.21) of the Company's shares for the period from March 1, 1996 to May 31, 1996. The Company is amending its Certificate of Incorporation to reflect the conversion provisions referenced to herein.

         On March 18, 1996, EACC loaned an additional $500,000 to the Company which was subordinated to the Congress Financing. In addition, EACC paid for approximately $28,000 of the costs incurred to arrange the Congress Financing, bringing the aggregate due to EACC to $528,000 as of March 31, 1996. Subsequent to March 31, 1996, the $528,070 was converted into 528,000 shares of Series E Preferred Stock. These shares of Series E Preferred Stock will be designated Class I Series E Preferred Stock.

         On June 30, 1996, in return for the issuance of 334,000 shares of Series E Preferred Stock, EACC provided the Company with $334,000. These shares of Series E Preferred Stock will be designated Class I Series E Preferred Stock.

         On February 1, 1996, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Congress Financial Corporation (Western) ("Congress") to replace its credit line with Imperial Bank. The Loan Agreement provides the Company with a secured line of credit of up to 60% of the value of all of its inventory, not to exceed $7,000,000 (the "Congress Financing"). The Congress Financing is secured by the Company's assets and a $2,000,000 letter of credit ("L/C") provided by Europe American Capital Corp. ("EACC") an affiliate of Ilan Arbel, the Company's Chairman of the Board. Additionally, the Congress Financing is guaranteed by American Toys and Mister Jay.

         In connection with the issuance of the L/C the Company on February 2, 1996 granted to EACC options (i) to purchase up to an aggregate of 1,250,000 shares of Common Stock of a purchase price of 25% of the closing bid price for the Common Stock on the last business day prior to exercise, for a period of six months from issuance and (ii) to purchase up to an aggregate of 20,000,000 shares of the Company's Series E Preferred Stock. The Company's estimated value of the option described in (i) above is insignificant, which option was terminated by EACC in June 1996. The Company estimated the value of the option described in (ii) above to be $234,000 and recorded such amount as additional paid-in-capital.

         On February 2, 1996, Irwin Lampert and Richard Brady resigned as members of the Company's Board of Directors. Mr. Brady continues as the Company's Chief Executive Officer and President. Subsequently, the board appointed Sheikhar Boodram, as a Director. Mr. Boodram is a Director of both American Toys, the majority stockholder of the Company and Mister Jay, the majority stockholder of American Toys.

         In November 1995, Thomas Davidson resigned as President and as a Director of the Company effective November 28, 1995. Richard Brady was appointed Chief Executive Officer and President of the Company.

         In August 1995, American Toys, entered into consulting agreements with Harold Rashbaum and Citadel Commercial Corp., whereby Harold Rashbaum would consult with American Toys and the Company in the areas of retailing and marketing, and Citadel Commercial Corp. would consult with American Toys and the Company in the areas of financial management, specifically trade credit and banking. Pursuant to such agreements, American Toys issued to each consultant 30,000 shares of its Common Stock.

         On October 18, 1995, prior to the Congress Financing, the Company entered into an agreement (the "LOC Agreement") with EACC, pursuant to which EACC agreed to provide to Imperial Bank a letter of credit terminating April 16, 1996, in the amount of $2,000,000 from Soginvest Bank, Switzerland, or such other bank or financial institution. The letter of credit was required by Imperial Bank in order for it to waive certain defaults as of September 1995, under the Company's loan agreement with Imperial Bank and to increase the Company's line of credit from $3,500,000 to $5,500,000. On November 3, 1995 the letter of credit was issued and accepted by Imperial Bank at which time Imperial Bank waived certain defaults under its loan agreement which were present as of September 1995, and increased its line of credit to $5,500,000. Upon the consummation of the Congress Financing the Imperial Bank line of credit was repaid and terminated.

         As compensation to EACC for the issuance of the $2,000,000 letter of credit to Imperial Bank, the Company granted to EACC an option (the "Option") to purchase 350,000 shares of Common Stock, at a price equal to 25% of the closing bid price on the last business day prior to the date on which notice of the exercise is given, until April 16, 1996, which option expired unexercised.

Merchandising Strategy; Refocusing of Corporate Direction

         The Company has recognized that there is a growing demand for educational toys and entertainment. The Company has identified several small chains that have embarked into the educational/entertainment marketplace. While these store's operations will be used as role models for the Company's future direction and growth plans, the Company feels the unfulfilled need in the marketplace is a retail outlet that offers a combination of the traditional name-brand, quality promotional toy items as well as educational toy offerings. The Company will be designing future locations, as well as redesigning certain of its existing locations, to include educational toys and interactive facilities within the stores.

         The Company is in the process of remodeling its Orange store to this new format. It has plans to remodel two additional stores before year end 1996. Currently, the Company is in lease negotiations for two additional sites to be opened in the fall of 1996 under this new concept. The goal is to have five stores operating under the new concept by year end 1996 and, through remodel and new store openings, a total of thirteen by fiscal year end March 1998.

         The Company is converting its Rialto location to an off price clearance center. The Company feels that this under-performing location is demographically better suited for this concept. Fewer markdowns should and will be taken at the other locations as slower moving inventory will be transferred to the Rialto location for faster turnover.

         Traditionally, the Company's merchandising strategy was to offer what it perceived to be an alternative, less intimidating environment than Toys R Us. In particular, the Company stocks all of its items at eye level (as opposed to other stores which stocks many items vertically), provides clerks to assist customers and has a general policy of treating its customers with courtesy and respect. Though the Company's focus as to its product lines may change, the Company will continue to offer these services.

         Though the Company is seeking to refocus its product lines and strategies for the future, until its new strategy is tested, the majority of its stores will continue to offer a broad in-stock selection of products at competitive prices with an emphasis on customer service. The Company generally prices its items to be competitive with Toys R Us, using Toys R Us prices as a guideline. Such pricing adversely affected the Company's profits in fiscal 1994 and may continue to do so in the future. While the Company does not stock the depth or breadth of selection of toys as Toys R Us, it does strive to stock all basic categories of toys, as well as all television promoted items. The Company also has a special order program for many items and offers this service free to its' customers. The Company estimates it carries 50% of the toy items carried by Toys R Us and that Toys R Us carries only 25% of the hobby items carried by the Company. The Company does not compete with Toys R Us in the juvenile products or clothing category.

         The Company caters to value-conscious consumers who are attracted by the brand name and quality merchandise offered by the Company at prices lower than original retail prices. The Company offers its customers a competitive refund policy, duplicate exchange policy and price matching, as additional incentives to shop at the Company's stores.

         The Company's competitive refund policy is posted in each store and provides full refunds to customers who return goods purchased at the Company, provided such returns are accompanied by a receipt, original carton and all component parts (with the exception of video games, which may only be returned for a refund if unopened, or exchanged if opened). The Company will give a cash refund to customers without a receipt under the same conditions as customers returning goods with a receipt (although it will first offer a store credit), provided that the Company stocks such goods, the customer fills out a store form and the customer has identification.

         The Company's duplicate exchange policy is posted in each store and provides that each store will exchange any item stocked by the Company with another item of equal or greater value, provided that the customer pays the difference in value for a more expensive item.

         The Company's price matching policy is posted in each store and provides that each store will send the customer a rebate for the difference between the Company store price of an item and the advertised price of the same item, provided that the customer brings to the store a copy of the advertisement with the lower price and that the customer purchases the item at the regular Company price.

Wholesale Operations

         In June 1994, the Company began selling toy and hobby items on a wholesale basis to military bases located in southern California. The Company presently sells toys and hobby items on a wholesale basis to the following military bases: Camp Pendleton Marine Corp. Recruit Depot; Miramar Naval Base; Marine Base, Barstow, California; Marine Corp. Air Station, El Toro, California; Marine Corp. Air Station at Yuma, Arizona and 29 Palms Marine Base in 29 Palms, California. The Company has agreements with four of six military bases to which it sells. These agreements provide that the Company sell to such purchasers those items which are requested, on a wholesale basis and to give credits for those items which are not sold. Though the gross profit on selling wholesale is low, the costs to sell wholesale are minimal to the Company since it already has inventory, trucks, and warehouse space. The Company intends to attempt to expand its sales through additional wholesale sales of toy and hobby items to additional military bases, although there can be no assurance that it will be successful selling such items on a wholesale basis or in expanding its wholesale sales from present levels. The plan to increase wholesale sales is intended to augment the Company's retail operation. Wholesale sales to military bases totalled approximately $911,400, or 4%, of sales for the year ended March 31, 1996 as compared to sales of approximately $801,300, or 3%, of sales for the year ended March 31, 1995. The Company anticipates similar sales revenues for the fiscal year ending March 31, 1997.

         In March 1995, the Company entered into a joint venture agreement with an individual, who is not an officer, director, associate or affiliate of the Company, whereby the Company became the 40% owner of a limited liability company managed by Thomas Davidson and such joint venture partner, called "Asher Playco, LLC.", doing business under the name Retail Source Distributing. In January 1996, this joint-venture agreement was terminated.

Plans for Expansion

         Prior to fiscal 1994, the Company generated all of its revenues from the retail sale of toy and hobby items through its retail locations. Starting in June 1993, the Company has sought to expand its operations to sell toys on a wholesale basis and to sell toys under its own name. In order to try and be profitable, the Company has adopted a policy of closing non-profitable store locations and only opening store locations which meet its site evaluation model. Although the southern California economy has been depressed in recent years, management believes that it can nonetheless open stores which can operate profitably, by opening new stores pursuant to its site evaluation model and to replace non-producing stores with new units. However, there can be no assurance that management is correct in such belief. The Company is currently seeking additional financing in order for it to expand its operations to include 35 locations within the next two years, using its site evaluation model. The Company estimates that the costs of such expansion will be approximately $5,000,000. The Company has not entered into any agreements to obtain such financing and there can be no assurance that such financing will be available to the Company or if available on terms acceptable to the Company. See "Description of Business Merchandising Strategy."

Products

         The Company carries most major brand name toy and hobby products. The Company sells children's and adult toys, games, bicycles and other wheel goods, sporting goods, puzzles, Nintendo and Sega electronic game systems and cartridges for such game systems, cassettes and books. It offers over 15,000 items for sale, including a wide selection of educational and specialty toys and a full line of over 5,000 hobby items, such as radio controlled cars, boats, airplanes and helicopters and other wood and plastic modeling kits.

         All shipments to stores are made by Company owned or leased vehicles. Each store employs a store manager, an assistant manager and between 15 to 25 full and part-time other employees. Each of the Company's store managers reports to the Company's director of operations and director of merchandising who in turn report directly to the Company's executive officers.

         The Company has recognized that there is a growing demand for educational toys and entertainment. The Company has identified several small chains that have embarked into the educational/entertainment marketplace. While these store's operations will be used as role models for the Company's future direction and growth plans, the Company feels the unfulfilled need in the marketplace is a retail outlet that offers a combination of the traditional name-brand, quality promotional toy items as well as educational toy offerings. The Company will be designing future locations, as well as redesigning certain of its existing locations, to include educational toys and interactive facilities within the stores.

         The Company is in the process of remodeling its Orange store to this new format. It has plans to remodel two additional stores before year end 1996. Currently, the Company is in lease negotiations for two additional sites to be opened in the fall of 1996 under this new concept. The goal is to have five stores operating under the new concept by year end 1996 and, through remodel and new store openings, a total of thirteen by fiscal year end March 1998.

Inventory

         The Company purchases approximately 95% of its product directly from manufacturers and ships the product to its stores from its distribution center. Inventory and shipment of product is monitored by a computerized point-of-sale system (the "System"). The System was installed during fiscal 1990 and 1991 at a cost of approximately $1,000,000. The System is a sophisticated point-of-sale scanning, inventory control, purchasing and warehouse system. The System allows each store manager to monitor sales activity and inventory at each store.

         The System monitors sales at all store locations and automatically notifies the warehouse and shipping department each time stock of a particular item is low or out, depending upon the item and the instructions programmed into the System. Stores are generally restocked with product on a weekly basis, although certain stores and certain items may be restocked at different intervals. In addition, restocking of product is generally increased during the fourth quarter holiday season, with some stores and some items being restocked on a daily basis during such period.

Seasonality

         The Company's business is highly seasonal, with the majority of its sales and profits being generated in the fourth quarter of the calendar year, particularly during the November and December holiday season. After the introduction of educational products described herein, the Company anticipates that majority of its sales will continue to be generated in the fourth quarter of the calendar year, particularly in November and December. The Company anticipates that sales in the remaining three quarters will increase as a result of the new productline, however, there can be no assurances that the Company is correct in such opinion.

Research and Development

         The Company utilizes a site evaluation model based upon demographics for site selection in opening new store locations. The site evaluation model was originally developed in 1990 by National Decision Systems, Encinitas, California, at a cost to the Company of approximately $10,000. The site evaluation model is based upon approximately 400 census variables which were originally derived from the variables surrounding the Company's then existing 18 stores. Whenever the Company contemplates opening a new store location, it compares the demographic variables of the contemplated location against those of its model. Positive factors and negative factors are given certain ratings and a score is derived from such ratings. The strength of the score guides management of the Company as to whether or not to proceed with the contemplated store location.

         Demographic variables which are examined by the site evaluation model include the income level, number of children per household, age groups of such children, number of wage earners per household, proximity of a Toys R Us store and the percentage of home ownership within a one, three and five mile radius of the contemplated store location.

         Typically,  if a Toys R Us store is located within a proximity of three
(3) miles to the contemplated store location, such location is immediately deemed undesirable. Although management of the Company is of the opinion that its policy of not opening new stores within a three mile radius of a Toys R Us store will not limit its potential store locations, there can be no assurance that it is correct in such opinion. The Company management's opinion is based on its understanding of Toys R Us' policy of generally not opening a new Toys R Us store within a ten mile radius of an existing Toys R Us location. Such policy has generally allowed the Company to open a new store in between Toys R Us locations, with the knowledge that a new Toys R Us store will in all likelihood not be opened within a three (3) mile radius of the new Company store, which is consistent with the parameters of its site evaluation model.

         The Company management is of the opinion that the site evaluation model significantly increases the probability that a new store location will be successful, although there can be no assurance that the Company management is correct in such opinion.

Manufacturing of TKO Products

         On May 27, 1994, the Company entered into a joint venture agreement with Laiko International Co., Inc. for the distribution of the Company's TKO product line items. Terms of agreement provide for the Company to provide the product and the joint venture partner to provide the wrapping of the products whereby both companies would share in the profits from the distribution of the TKO product line. Joint venture net profits as defined in the agreement are allocated whereby the first $1,750,000 in gross sales went allocated 75% to the Company and 25% to the joint venture partner. Net profits on gross sales in excess of $1,750,000 went 60% to the Company and 40% to the joint venture partner.

         As of March 31, 1995, the Company and the joint venture partner mutually agreed to terminate the agreement. Total joint venture net profits earned by the Company during the year ended March 31, 1995 totaled $81,345.

         During the year ended March 31, 1994, the Company began the wholesale distribution of its TKO product line items, which comprised products associated with the milk bottle cap game. Wholesale sales of TKO items for the year ended March 31, 1995 were approximated $2.8 million. At March 31, 1995, the Company had accounts receivable from wholesale sales of TKO items totalling $622,100.

         During the year ended March 31, 1996, demand for TKO products declined substantially, such that the Company's wholesale sales totalled approximately $569,000. Accounts receivable from wholesale sales at March 31, 1996 totalled $35,273.

         The milk cap game fad has lost much of its popularity since its introduction to Southern California in 1994. Accordingly, management believes that the milk bottle cap game pieces and accessories sold under the Company's TKO trademark are approaching the end of their product life cycle.

Trademarks

         The Company has received a federal registration for the trademark "Play Co. Toys", which trademark is utilized by the Company in connection with its marketing and sales of toy and hobby items. In addition, the Company has applied for a Federal registration for the trademark "TKO" although there can be no assurance that same will be granted by the U.S. Patent and Trademark office.

Financing

         On February 1, 1996, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Congress Financial Corporation (Western) ("Congress") to replace its credit line with Imperial Bank. The Loan Agreement provides the Company with a secured line of credit of up to 60% of the value of all of its inventory, not to exceed $7,000,000 (the "Congress Financing"). The Congress Financing is secured by the Company's assets and a $2,000,000 letter of credit ("L/C") provided by Europe American Capital Corp. ("EACC") an affiliate of Ilan Arbel, the Company's Chairman of the Board. Additionally, the Congress Financing is guaranteed by American Toys and Mister Jay.

         In connection with the issuance of the L/C, the Company on February 2, 1996 granted to EACC options (i) to purchase up to an aggregate of 1,250,000 shares of Common Stock of a purchase price of 25% of the closing bid price for the Common Stock on the last business day prior to exercise, for a period of six months from issuance and (ii) to purchase up to an aggregate of 20,000,000 shares of the Company's Series E Preferred Stock. The Company's estimated value of the option described in (i) above is insignificant, which option was terminated by EACC in June 1996. The Company estimated the value of the option described in (ii) above to be $234,000 and recorded such amount as additional paid-in-capital.

         The Company relies on credit terms from manufacturers to purchase some of its inventory. While 95% of accounts payable to vendors are current as at the date of this document, there can be no assurance that the Company will be able to keep such payables current in the future. Such credit arrangements vary for reasons both within and without the control of the Company. When American Toys acquired the Company in May 1993, certain credit lines and repayment terms from vendors were reduced to approximately 50% of their pre-acquisition levels. The Company's management has recently, through active negotiations with the toy trade, been able to increase such credit lines to 80% of their pre-acquisition levels.

         The reduction of credit or the terms thereof, the termination of an existing credit line, the loss of a major supplier or the deterioration of the Company's relationship with a major supplier, any or all of such occurrences would have a material adverse effect on the Company's business. In the event that such payables become delinquent for any reason, the Company would be required to purchase products on a cash basis from such manufacturers, which may curtail the amount of product which the Company could order from such manufacturers.

Competition

         The toy and hobby products market is highly competitive. The Company is in direct competition with local, regional and national toy retailers, including Toys R Us, which is generally considered to be the dominant toy retailer in the United States. Moreover, since the Company's prices are in part based upon Toys R Us prices, the aggressive pricing policy of Toys R Us has resulted in the Company lowering its prices on many items, thereby reducing the Company's profits. In addition, the toy and hobby products market is particularly characterized by large retailers and discounters with intensive advertising and marketing campaigns and with deeply discounted pricing of such products. The Company faces competition from hobby vendors that market through direct sales forces and from distributors that rely on mail order and telemarketing. The Company competes as to price, personnel, service, speed of delivery and breadth of product line. Many of the Company's competitors have greater financial and marketing resources than the Company. Both Toys R Us and Kay Bee dominate the toy retail industry in southern California. Although the Company and Toys R Us have both been engaged in the retail toy industry in southern California for approximately twenty years, Toys R Us has increased its market share at a significantly faster rate than the Company. The domination of Toys R Us and Kay Bee and the weak southern California economy and the Company's policy of not opening a Company store within three (3) miles of an existing Toys R Us store may inhibit the Company's ability to compete effectively in the toy retail industry or to establish new stores in favorable locations.

Competitors with respect to Learning Toys.

         The Company feels the unfulfilled need in the marketplace is a retail outlet that offers a combination of the traditional name-brand, quality promotional toy items as well as educational toy offerings. Combining the promotional and educational toy segments of the market into one retail location is believed to be a unique concept that should prove to differentiate the Company's stores from those of any of its larger or similar size competitors. Management has not been unable to locate any other retailer currently using this combined marketing concept.

         The Company will compete for its educational toy customer with other specialty stores such as Disney Stores, Warner Bros. Stores, Imaginarium, Learning Smith, Lake Shore, Zanny Brainy and Noodle Kidoodle.

Employees

         As of March 31, 1996, the Company employed approximately 54 full-time persons and approximately 206 part-time persons. None of the employees of the Company are represented by a union, and the Company considers employee relations to be good.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company maintains approximately 3,500 square feet of executive office space and 40,000 square feet of warehouse space at 550 Rancheros Drive, San Marcos, California, at an annual cost of approximately $250,000. The Company additionally maintains 18,000 square foot of warehouse space at an adjacent warehouse at an annual cost of approximately $100,000. The 43,500 square foot office and warehouse lease expires on April 30, 2000. The office and warehouse are leased from Tom Davidson and Richard Brady, the President and Vice-President of the Company. The Company believes that such lease is on terms no more or less favorable than it could obtain from an unaffiliated party. In addition, the Company currently leases the following premises on the following terms for its retail stores:

                                                       EXPIRATION    ANNUAL COST
STORE LOCATION                            SQ. FOOT      OF LEASE       OF LEASE
- --------------                            --------     ----------    -----------
Escondido                                  11,200         01/00        $100,080
- ---------
316 W. Mission Blvd
Escondido, CA 92025

Convoy                                      8,257         10/97          97,610
- ------
4531 Convoy
San Diego, CA 92111

Mission Viejo                               7,800         01/01          84,840
- -------------
27690 B Santa Margarita
Mission Viejo, CA 92692

Chula Vista                                 8,250         12/99          84,150
- -----------
1193 Broadway
Chula Vista, CA 92011

El Cajon                                   10,030         05/00         118,080
- --------
327 N. Magnolia
El Cajon, CA 92020

Simi Valley                                11,383         11/99          88,319
- -----------
1117 East Los Angeles
Ste. C
Simi Valley, CA 93065

Riverside                                  10,156         01/01          91,404
- ---------
3531 Riverside Plaza
Riverside, CA 92506

Encinitas                                  10,000         09/05         116,752
- ---------
280 N. El Camino Real
Encinitas, CA 92024

Orange                                     13,125         01/01          96,360
- ------
1349 E. Katella
Orange, CA 92513

Pasadena                                    9,800         12/98          96,000
- --------
885 Arroyo Parkway
Pasadena, CA 91105

San Dimas                                   8,780         11/00         102,694
- ---------
612 W. Arrow Highway
San Dimas, CA 91773

Rialto                                     10,600         10/02          78,000
- ------
578 W. Foothill Blvd
Rialto, CA 92376

Redlands                                   10,478         06/97          95,942
- --------
837 Tri-City Center
Redlands, CA 92373

Whittier                                   12,197         01/00          94,500
- --------
13231 E. Whittier Blvd
Whittier, CA 90602

Rancho Cucamonga                           10,097         05/98          79,239
- ----------------
9950 W. Foothill Blvd
Rancho Cucamonga, CA 91730

Corona
- ------
1210 West Sixth Street                     10,000         10/04          60,000
Corona, CA 91720

Woodland Hills                              9,400         12/03         165,480
- --------------
19804 Ventura Blvd
Woodland Hills, CA 91364

- ------------------------

         In addition to the above stores, the Company has opened other stores in the past which have been closed for various reasons. The effect of closing each of the stores has generally been positive, as most of such stores were operating at a loss prior to closure. Although there are expense charges associated with the closing of store locations, the effect of such charges is offset by the savings realized from closing stores which operate at a loss. In addition, since fixtures from closed stores are typically used in new store locations, the cost of opening new locations is minimized. The following stores were closed by the Company on the dates indicated for the reasons indicated below:








Store Location                     Date Closed       Reason for Closing
- --------------                     -----------       ------------------
1. Spring Valley                   January 1992      Lease expired

2. Puente Hills                    January 1992      Unprofitable

3. Morena Valley                   January 1993      Marginal location

4. Mira Mesa                       October 1991      Closed pursuant to lease
                                                     provision which allowed
                                                     termination of lease if
                                                     Toys R Us opened a store

5. Point Loma                      August 1991       Unprofitable

6. Corona                          April 1993        Found better location

7. Rialto                          June 1991         Reopened for Christmas
                                                     Season, 1991; Closed
                                                     January 1992; reopened
                                                     September 1992; currently
                                                     looking to end lease or
                                                     sublease and close

8. Anaheim                         January 1994      Lease ending - Unprofitable

9. Ontario                         June 1995         Unprofitable

10.El Toro                         January 1996      Lease expired

11.Oceanside                       January 1996      Lease expired

12.Lakewood                        February 1996     Lease expired

         Of the stores that remain open as of March 31, 1996, management is aggressively working through subleasing or landlord agreement to close the San Dimas, CA location, which does not produce an acceptable return on assets. Management is confident that they will be successful in closing the San Dimas location with minimal cost. Previously, management was considering closing the Rialto location as well. However, this location has been re-evaluated and management believes this location can operate successfully as an off price clearance center. In June 1995, the Company recorded an expense of approximately $219,500 for the closure of the Ontario location. Such amount represented the then net present value of the remaining payments under the lease obligation which was to expire September 2002. However, in April 1996, management negotiated a settlement with the landlord which will require the Company to pay the landlord an aggregate $85,000 in six equal quarterly installments. As a result, the Company recorded an adjustment to decrease the original $219,500 recorded in June 1995 to the settlement amount of $85,000 as of March 31, 1996.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business. No director, officer or affiliate of the Company, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 3, 1996, the Company held its annual meeting, at which time it proposed to its stockholders (i) the election of the three persons nominated by the Board of Directors as Directors, (ii) the authorization of an amendment to the Company's Certificate of Incorporation to effect a change of the name of the Company from Play Co. Toys to Play Co. Toys & Entertainment Corp., (iii) the authorization of an amendment to the Company's Certificate of Incorporation to authorize one share of Preferred Stock, par value $.01 per share, as the "Series D Preferred Stock" and (iv) the authorization of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock to 410,000,000 shares and to authorize 20,000,000 shares of Preferred Stock, par value $.01 per share, as the "Series E Preferred Stock". All proposals were adopted by the shareholders and an amendment to the Company's Certificate of Incorporation filed with the State of Delaware. The certificate of amendment amended the name of the Company, authorized a share of Series D Preferred Stock, authorized 1,000,000 shares of the Series E Preferred Stock and increased the authorized shares of Common Stock to 30,000,000. Additional shares of the Series E Preferred Stock may be authorized from time to time as well as additional shares of Common Stock issuable upon conversion of the Series E Preferred Stock.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock and Warrants are currently quoted on the Nasdaq SmallCap Stock Market. The following table sets forth representative high and low closing bid quotes as reported by a market maker, during the periods stated below. Bid quotations reflect prices between dealers, do not include resale mark-ups, mark-downs or other fees or commissions, and do not necessarily represent actual transactions.

                       Common Stock(1)    Public Warrants(1)         Units(2)
Calendar Period         Low        High      Low      High        Low      High
- ---------------         ---        ----      ---      ----        ---      ----
11/02/94 - 12/31/94                                              21 1/4   21 1/4
01/01/94 - 02/06/95                                              11 1/2   21 1/4
02/06/95 - 03/31/95    3 3/4      13 1/4     1 1/8    7 1/2
04/01/95 - 06/30/95    2 1/8       7 5/8       3/16   2 3/16
07/01/95 - 09/30/95    2 1/8       3 1/2       1/8      5/8
10/01/95 - 12/31/95    1 1/2       3 3/8       1/8      3/8
01/01/96 - 03/31/96      7/8       2 3/8       1/8      1/4
04/01/96 - 06/30/96    1 1/8       3           1/8      1/4

- -------------------

(1) The Common Stock and  Warrants  started to trade  separately  on February 6,
    1995.
(2) The Company's Units only traded from November 2, 1994 through February 6, 1995.

         Each Warrant entitles the holders thereof to purchase one share of the Company's Common Stock at an exercise price of $7.00 per share, respectively, until February 6, 1997. The Warrants and the underlying shares of Common Stock are in registered form, pursuant to the terms of a Warrant agreement between the Company and Continental Stock Transfer & Trust Company, as warrant agent, so that the holders of the Warrants will receive upon their exercise and payment therefor, registered shares of Common Stock. The Company's registration statement is not current, therefore, the Warrants are not currently exercisable.

         As of March 31, 1996, there were 45 holders of record of the Company's Common Stock, although the Company believes that there are approximately 900 additional beneficial owners of shares of Common Stock held in street name. As of March 31, 1996, the number of shares of Common Stock outstanding of the Company was 3,863,530.

         Hanover Sterling & Co., Ltd. ("Hanover"), the underwriter of the Company's public offering, was a dominant influence in the market for the Company's securities until February 1995. In February 1995, the National Association of Securities Dealers, Inc. (the "NASD") halted Hanover's market making operations due to Hanover's inability to meet the NASD's net capital requirements, which requires a broker/dealer to maintain certain levels of cash and other liquid assets in order to meet its obligations. Hanover ceased all operations immediately after losing its market making ability. It is believed by the Company that the securities Hanover was making a market in were being shorted by a group of other brokerage houses, which caused a decrease in Hanover's capital which inevitably lead to its loss of market making activities. The market for the Company's securities have been significantly affected and may continue to be affected by the loss of Hanover's participation in the market. The loss of Hanover's market making activities of the Company's securities has decreased significantly the liquidity of an investment in such securities. Since Hanover was the Underwriter of both Mister Jay Fashions International, Inc. ("Mister Jay") and American Toys, both companies have seen the same decrease in the market for their securities as well as a decrease in the liquidity of an investment in such securities. Upon Hanover ceasing operations, its clearing firm, Adler Coleman, filed for bankruptcy protection and all client accounts of Hanover were frozen while SIPC, the insurance agency for Adler Coleman, sorted out all transactions. As of the date hereof, all trades transacted during the last two weeks of Hanover's operations are still being reviewed and certain accounts are still frozen.

                                     PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table summarizes certain selected financial data and is qualified in its entirety by the more detailed financial statements contained elsewhere in this document.

                                                      March 31,
                                -----------------------------------------------------
                                   1993          1994          1995           1996
                                ---------    -----------    -----------   -----------
Balance Sheet Data:

Working capital (deficiency)   $ 1,031,894   $  (102,132)   $ 1,805,396   $    46,589
Total assets                     9,894,458     9,005,405     11,119,692     9,104,353
Total current liabilities        6,885,819     7,094,257      7,298,136     6,564,819
Long-term obligations              464,990        99,274        140,218       726,007
Redeemable preferred stock            --         929,380        242,275        87,680
Stockholders' equity             2,543,649       882,494      3,439,063     1,725,847
Common stock dividends                --            --             --            --


                                                    Year Ended
                                                      March 31,
                                -----------------------------------------------------
                                   1993          1994          1995           1996
                                ---------    -----------    -----------   -----------
Operating Data (1):

Net sales                      $22,783,463   $21,756,847    $25,374,722    $21,230,853
Cost of sales                   14,966,783    15,001,015     16,704,757     15,132,895
Operating expenses               7,812,822     8,489,222      9,292,632      9,007,938
Net income (loss)                  (92,978)   (1,631,775)      (875,788)    (3,542,715)
Income (loss) per common
 share                               (0.02)        (0.60)         (0.31)         (0.92)
Average shares outstanding       5,055,200     2,898,967      3,033,851      3,863,530

- ---------------------

Results of Operations

         The Company's operations are substantially controlled by Mr. Ilan Arbel and members of his family who have beneficial ownership of approximately 63% of the common stock of American Toys, the Company's parent. American Toys currently owns approximately 66% of the issued and outstanding shares of the Company's Common Stock. In addition, Mr. Arbel and his family have beneficial ownership of approximately 70% of the common stock of Mister Jay, the parent company of American Toys. In addition, Mister Jay owned a "Special Warrant" which was exercisable through March 28, 1996 to insure that Mr. Arbel, through Mister Jay, maintained voting control of American Toys and, therefore, the Company. This Special Warrant has expired.

For the year ended March 31, 1996 compared to the year ended March 31, 1995

         Sales for the year ended March 31, 1996 decreased to $21,230,853 from $25,374,722 for the year ended March 31, 1995; a decrease of $4,143,869 or 16.33%. The most significant individual component of this decrease, representing approximately $3,416,400 is the decreased wholesale and retail sales of milk cap game products. Combined wholesale and retail sales of milk cap game products totaled approximately $4,064,000 for the year ended March 31, 1995 but only approximately $647,600 for the year ended March 31, 1996 due to the passing fad nature of the products. Additionally, net retail store sales decreased approximately $1,968,500, or 9.11%, from approximately $21,610,000 for the year ended March 31, 1995 to approximately $19,642,400 for the year ended March 31, 1996. The Company operated as many as twenty (20) retail locations during the year ended March 31, 1996 but, due to the closure of one of its locations in June 1995 and three (3) of its locations in January and February 1996, ended the year with sixteen (16) operating retail locations. The Company operated eighteen
(18) retail locations throughout the year ended March 31, 1995. Wholesale sales of non-milk cap game products, sold primarily to military bases, totaled approximately $911,400 for the year ended March 31, 1996 representing an increase of approximately $110,100, or 13.74% over the non-milk cap game military base wholesale sales of approximately $801,300 for the year ended March 31, 1995.

         Gross profit for the year ended March 31, 1996 decreased to 28.72% from 34,16% for the year ended March 31, 1995. The decrease was a result of the decreased wholesale, as well as retail sales of milk cap game products and accessories which were sold at substantially higher gross margins. Sales of milk cap game products during fiscal 1995 resulted in a gross profit margin of 42.18% on the sales volume generated, which represented 16.02% of the total net sales for the year ended March 31, 1995. In contrast, sales of milk cap game products during fiscal 1996 resulted in a gross profit margin of 13.35% on the sales volume generated, which represented 3.05% of the total net sales for the year ended March 31, 1996. No product was sold during the year ended March 31, 1996 which was able to generate the volume of sales and level of gross profit required to mitigate the effects of the decline in the milk cap game business.

         Operating expenses, including depreciation and amortization, as well as common stock issued for compensation in 1995, decreased to $9,007,938 (or 42.43% of net sales) from $9,292,632 (or 36.61% of sales). The decrease of $284,694 or 3.06%, is primarily attributable to there being no charge to operations for common stock issued for compensation for the year ended March 31, 1996 as compared to the $249,000 charged to operations for the year ended March 31, 1995. Further, operating expenses decreased by management's efforts to reduce controllable variable expenses, such as payroll and related benefits, equipment leasing and warehousing costs, particularly in the last quarter of the fiscal year ended March 31, 1996, which were partially offset by the increased operating costs relative to the opening of two additional retail locations during the six months ended December 31, 1995. Management expects the effects of these cost savings, along with the expected operating expense savings from the closure of three retail locations in January and February 1996 to have a positive effect on operations during the 1997 fiscal year. While operating expenses for 1996 decreased $284,694 from the prior year in dollars, operating expenses increased as a percentage of sales which is attributable to the 16.33% decline in sales when compared to the relatively similar level of operating expense in 1996 and 1995, which include certain relatively fixed components such as rent and minimum payroll requirements. Such fixed costs are not subject to adjustment or change relative to fluctuations in sales volumes.

         During the three month period ended June 30, 1995, the Company recorded additional rental charge of approximately $219,500 as the cost of closing a retail location located in Ontario, California in June 1995. The charge represented a discounted cash flow calculation based on the remaining payments due on the lease which was due to expire September 2002. However, in April 1996, management negotiated a settlement with the landlord which will require the Company to pay the landlord an aggregate $85,000 in six equal quarterly installments. As a result, the Company recorded an adjustment to decrease the original $219,500 recorded in June 1995 to the settlement amount of $85,000 as of March 31, 1996. The Ontario location had sales of $108,733 and $790,962 for the year ended March 31, 1996 and 1995 and generated a loss from operations of $112,668 for the year ended March 31, 1996 and income from operations of $20,987 for the year ended March 31, 1995 before allocation of overhead and the accrual of the lease settlement cost discussed above. The net settlement amount of $85,000 is included in costs associated with closure of retail stores for the year ended March 31, 1996.

         Interest and financing costs totaled $535,158 for the year ended March 31, 1996 as compared to $334,466 for the year ended March 31, 1996; an increase of $136,391 or 40.78%. The increase for fiscal 1996 includes financing costs of $52,725, which were incurred to arrange financing with lenders other than Congress Financial Corporation, as well as the amortization of the costs incurred to arrange the Loan and Security Agreement with Congress Financial Corporation. No such costs were incurred during the year ended March 31, 1995. The net interest expense of $380,485 for the year ended March 31, 1996 was $46,019, or 13.76% higher than that incurred for fiscal 1995 due to higher average outstanding borrowings during the year, increases in the prime rate during the year and the maintenance of outstanding borrowings during January 1996 where the Company's prior borrowing arrangement with Imperial Bank required a thirty (30) day clearing period where no balances were outstanding. Costs incurred to obtain the new Loan and Security Agreement with Congress Financial Corporation totaled $197,545, as discussed below. The Company also capitalized an approximate $458,000 in loan financing costs relative to options to acquire Company securities granted to EACC, as discussed below. Such costs were capitalized by the Company and are being amortized to expense over the two year term of the loan agreement.

         In January 1996, the Company closed two of its retail locations, El Toro and Oceanside, California and another one in Lakewood, California during February 1996. The three (3) retail locations had combined sales of approximately $2,959,000 and $4,003,200 for the fiscal years ended March 31, 1996 and 1995. These locations generated combined losses from operations of $196,218 and $299,739, before allocation of corporate overhead, for the fiscal years ended March 31, 1996 and 1995. Costs incurred in connection with the closure of these locations were not significant. No such amounts were incurred for the year ended March 31, 1995.

         During each of the years ended March 31, 1996 and 1995, the Company recorded net income tax provisions consisting only of the current portion of the minimum income taxes required by the State of California. Changes in deferred taxes were offset dollar for dollar by adjustments to the Company's valuation allowance which has reduced its net deferred tax assets to zero as of March 31, 1996 and 1995 and resulted in a net zero dollar provision for deferred income taxes for each of the years ended March 31, 1996 and 1995.

         Management is evaluating a plan to focus more of its attention on the educational toy market in its existing and future retail locations. Such a focus is believed to be necessary to strengthen the Company's niche market in an industry that is faced with fierce competition from larger mass retailers and discount chains. In addition, Management believes the educational toy market to be one that is less seasonal in nature from the promotional toy market in which the Company is currently operating. Management is redesigning certain of its current and future retail locations to include learning activity centers within the stores as well as entertainment facilities including wide screen televisions. Management expects to implement the combined educational and promotional toy retail concept in at least one retail location, the currently operating retail location in Orange, California, during the first or second quarter of the fiscal year ending March 31, 1997. Management knows of no other toy retailer currently utilizing the concept of combing educational and promotional toys to the scale anticipated by the Company in any single retail outlet.

Liquidity and Capital Resources

         For the year ended March 31, 1996, the Company used cash of $1,176,172 for operations as compared to cash used for operations of $2,285,351 in the prior year. The decreased use of cash in 1996 was the result of generating $586,827 from accounts receivable and $1,673,284 from inventories in 1996 as compared to using $622,100 and $1,342,756 to increase accounts receivable and inventories during 1995. Cash used for investing activities totaled $322,523 for the year ended March 31, 1996 as compared to $321,855 in the prior year. The significant portion of cash used in investing activities was used to acquire property an equipment in each year. For the year ended March 31, 1996, the Company generated $1,332,420 in cash from financing activities as compared to generating $2,738,629 in cash in the prior year. In fiscal 1996, the primary sources of cash from financing resulted from net increases under borrowing arrangements of $986,489 and advances from EACC of $528,070 which, subsequent to March 31, 1996, was converted to 528,000 shares of Series E Preferred Stock, both of which were offset by the redemption of shares of Series B Preferred Stock in the amount of $163,157. The primary sources of cash from financing in fiscal 1995 included net proceeds from the Company's initial public offering of $3,021,613, increases in net borrowing under financing arrangements of $242,377, both of which were offset by the redemption of shares of Series B Preferred Stock in the amounts of $459,430.

         At March 31, 1996, the Company had net working capital of $46,589. At March 31, 1996, the Company has an inventory financing line of credit with Congress Financial Corporation ("Congress") in connection with a Loan and Security Agreement ("Loan Agreement") that was executed on February 1, 1996. Of the initial proceeds drawn from the Loan Agreement in February 7, 1996, approximately

$2,243,000 was used to repay the final loan balance outstanding to the Company's former lender, Imperial Bank ("Imperial"). The new Loan Agreement provides for maximum borrowings of $7,000,000 based on the "Cost Value of Eligible Inventory," as defined in the Loan Agreement. The Loan Agreement also requires the Company to maintain, at all times, a net worth of $500,000. The Company incurred a closing fee of $70,000 as well as legal fees of approximately $123,000 in connection with obtaining the Loan Agreement. The Loan Agreement requires the payment of a quarterly service fee of $8,750, is secured by substantially all assets of the Company, is guaranteed by American Toys, Inc., and is further collaterized by a $2,000,000 letter of credit provided in February 1996 by Europe American Capital Corp. ("EACC"), an affiliate of the chairman of the Board. Interest on outstanding balances is charged at prime plus 1.5%. The Loan Agreement matures February 1, 1998, but can be extended for an additional year at Congress' option. In connection with the issuance of the letter of credit, the Company granted to EACC options (i) to purchase up to an aggregate of 1,250,000 shares of the Company's Common Stock at a purchase price of 25% of the closing bid price for the Common Stock on the last business day prior to exercise, for a period of six months from the date of issuance and (ii) to purchase up to an aggregate of 20,000,000 shares of the Company's newly authorized Series E Preferred Stock which rank senior to the Series D Preferred Stock. The Company's estimated value of the option described in (i) above is insignificant. The Company estimated the value of the option described in (ii) above to be $234,000 and recorded such amount as additional paid-in-capital and loan financing costs included in other assets. Of this amount, $19,500 was amortized through March 31, 1996 and included in interest expense.

         During the year ended March 31, 1996, the Company recorded an additional $224,000 of loan financing costs (other assets) and additional paid-in capital. Such amount represented the Company's estimate of the value of options granted to EACC in November 1995 to acquire 350,000 shares of the Company's common stock at a price of 25 percent of the closing bid price for the common stock on the last business day prior to exercise. The options, which expired unexercised on April 16, 1996, was granted to EACC who provided a $2,000,000 letter of credit which secured increased borrowings from $3,500,000 to $5,500,000 under the Imperial Bank line of credit agreement. Of this amount, $44,800 was amortized through March 31, 1996 and included in interest expense.

         The Company is amortizing the total $458,000 value of the options granted to EACC through the end of the term of the letter of credit provided which currently expires in January 1998.

         On  January  30,  1996,  pursuant  to  the  requirements  of  the  Loan
Agreement, the Board of Directors of American Toys approved the conversion of $1,350,000 in notes payable to American Toys, plus accrued interest of $49,044, an aggregate of $1,399,044, into one (1) share of newly authorized Series D Preferred Stock with a $.01 par value. The Series D Preferred Stock provides for cumulative dividends at 7% and allows the holder, American Toys, Inc., voting rights to elect 2/3 of the Board of Directors.

         On March 18, 1996, EACC loaned an additional $500,000 to the Company which was subordinated to the Loan Agreement. In addition, EACC paid for approximately $28,070 of the costs incurred to arrange the Loan Arrangement, bringing the aggregate due to EACC to $528,070 as of March 31, 1996. Subsequent to March 31, 1996, EACC elected to convert this amount into equity of the Company, specifically into 528,000 shares of the newly authorized Series E Preferred Stock.

         On April 3, 1995 and March 4, 1996, the Company paid $138,299 and $43,840 to redeem a portion of the 244,736 shares of Series B Preferred Stock outstanding as of March 31, 1995. At March 31, 1996, the Company had a remaining redemption liability of $87,680, which was paid during April 1996, fully retiring the obligation.

         The Company purchases approximately 95% of its products directly from manufactures. Approximately 30% of the Company's inventory purchases are made directly from five (5) manufacturers. The Company typically purchases products from its supplies on credit arrangements provided by the manufacturers. The five major manufacturers mentioned above generally provide credit terms of 180+ days while other vendors offer credit terms of 30 to 120 days.

         Due to the significant seasonality of the toy industry, approximately 45% to 49% of the Company's annual sales are generated during the months of October through December of each year. As a result, sources of funds to repay amounts due under inventory finance arrangements with financial institutions and manufacturers are typically generated from sales during the peak selling season.

         The Company has prepared cash flow forecasts for the fiscal year ending March 31, 1997 which management believes, together with available financial institution and manufacturer credit lines will be sufficient to meet its capital requirements for the fiscal year ending March 31, 1997. However, the Company may require additional capital to redesign current and future retail locations to incorporate its plans to focus on the educational toy market as well as to meet short-term cash flow needs that arise during the year. In that regard, Mr. Ilan Arbel has represented his willingness and ability to provide additional working capital to the Company should such be necessary, through September 1997.

New Accounting Standards

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company is in the process of analyzing the impact of this statement and does not believe that it will have a material impact on the Company's financial position or results of operations. The Company anticipates adopting the provisions of the statement for fiscal year 1997.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," established financial accounting and reporting standards for stock-based employee compensation plans and certain other transactions involving the issuance of stock. The Company is in the process of analyzing the impact of this statement and anticipates adopting the provisions of the statement for fiscal year 1997.

Trends Affecting Liquidity, Capital Resources and Operations

         The Company's sales efforts are focused primarily on a defined geographic segment, consisting of individuals in the southern California area. The Company's future financial performance will depend upon continued demand for toys and hobby items by individuals in southern California, general economic conditions within such geographic market area, the Company's ability to choose locations for new stores, the Company's ability to purchase product at favorable prices on favorable terms as well as the effects of increased competition and changes in consumer preferences.

         The toy and hobby retail industry faces a number of potentially adverse business conditions including price and gross margin pressures and market consolidation and domination. The domination of the toy industry by Toys R Us has resulted in increased price competition among various toy retailers and declining gross margins for such retailers. Moreover, the domination of Toys R Us has resulted in liquidation or bankruptcy of many toy retailers through the United States, including the southern California market. There can be no assurance that the Company's business strategy will enable it to compete effectively in the toy industry.

         Management currently knows of no trends reasonably expected to have a material impact upon the Company's operations or liquidity in the foreseeable future. The Company's operating history has been characterized by narrow profit margins and, accordingly, the Company's earnings will depend significantly on its ability to purchase its product on favorable terms, to obtain store locations on favorable terms, retail a large volume and variety of products efficiently and to provide quality support services. The Company's prices are, in part, based on market surveys of its competitors' prices, primarily those of Toys R Us. As a result, aggressive pricing policies, such as those used by Toys R Us, have resulted in the Company reducing its retail prices on many items, thereby reducing the available profit margin. Moreover, increases in expenses or other charges to income may have a material adverse effect on the Company's results of operations. There can be no assurance that the Company will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to increase profitability.

         The Company's common stock is currently traded on the Nasdaq SmallCap Stock Market which requires the Company to maintain total assets of at least $2,000,000, stockholders' equity of $1,000,000, and a minimum bid price of $1.00. If the Company's results of operations from future periods cause the Company to be in a position where it is unable to satisfy these criteria, its securities will be subject to being delisted and trading, if any, would thereafter be conducted in the over-the-counter market and quoted on the OTC Bulletin Board. Consequently, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the Company's securities. Such an event of delisting may also have a negative impact on the Company's ability to raise additional equity or debt financing.

         Immediately after the Christmas season, the Company begins purchasing inventory which has been depleted as a result. Thus, although significant reductions in accounts payable are made in January, accounts payable and inventory levels are expected to immediately increase as a result of new inventory purchases.

         As of March 31, 1996, the Company has net operating loss ("NOL") carryforwards of approximately $5,000,000 and $3,000,000 for federal and California income tax purposes. The federal NOLS are available to offset future taxable income through March 31, 2011 while the California NOLS are available through March 31, 2001. Such NOLS could have a positive effect on the Company's cash flow in future profitable years resulting from reduced income tax liabilities. At March 31, 1996, a 100% valuation allowance has been provided on the net deferred income tax assets since the Company can not determine that such are "more likely than not" to be realized.

Inflation and Seasonality

         During the past few years, inflation in the United States has been relatively stable. In management's opinion, this is expected to continue for the foreseeable future. However, should the American economy again experience double digit inflation rates, as was the case in the past, the impact on prices could adversely affect the Company's operations.

         The Company's business is highly seasonal with a large portion of its revenues and profits being derived during the months of November and December. Accordingly, the Company is required to obtain substantial short-term borrowing during the first three quarters of the calendar year in order to purchase inventory and to finance capital and operational expenditures. The Company's past history of negative cash flows during the fiscal year are a result of its seasonal business nature. The Company's cash flows are negative for most months prior to the Christmas season. Thus, the Company's negative cash flow for all months except November and December are being serviced via the Company's banking and special credit terms with vendors.

ITEM 7.  FINANCIAL STATEMENTS

         See attached Financial Statements.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Officers and Directors

         The directors of the Company are elected annually by the shareholders and the officers are appointed annually by the Board of Directors. Vacancies on the Board of Directors may be filled by the remaining directors. Each director and officer will hold office until the next annual meeting of shareholders, or until his successor is elected and qualified. The executive officers and directors of the Company are as follows:

NAME                             AGE       POSITION
- ----                             ---       --------
Ilan Arbel                        42       Chairman of the Board of Directors

Richard Brady                     44       Chief Executive Officer and President

Angela Burnett                    44       Secretary and Chief Financial Officer

Alan Berkun                       36       Director

Sheikhar Boodram                  34       Director

         All Directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. Officers are elected annually by, and serve at the discretion of the Board of Directors. There are no family relationships between or among any Officers or Directors of the Company. The Company granted to Hanover Sterling & Company, Ltd., the Underwriter of the Company's initial public offering, the right to nominate one individual for election to the Company's Board of Directors. Since Hanover ceased operations in February 1995, this right is no longer outstanding.

         Ilan Arbel has been the Chairman of the Board of Directors of the Company since June 1994 and a Director of the Company since May 1993. Mr. Arbel has been the President, Chief Executive Officer and a Director of American Toys, Inc. since its inception in February 1993. In July 1993, Mr. Arbel resigned as President of American Toys upon the election of Irwin Lampert as his replacement. Upon Mr. Lampert's resignation on March 7, 1995, Mr. Arbel was re-elected President of American Toys. Mr. Arbel has been President, Chief Executive Officer, a Director and an affiliate of Mister Jay Fashions International, Inc. since 1991. Since August 1995, Mr. Arbel has been a Director of Multimedia Concepts International, Inc. From 1989 to present, Mr. Arbel has been the sole Officer and Director of TransAtlantic Commerce Corp., a company involved in investments and finance in the United States and Europe. Mr. Arbel is a graduate of the University Bar Ilan in Israel, with B.A. degrees in Economics, Business and Finance.

         Richard Brady is a co-founder of the Company and has acted as its Executive Vice-President, Secretary and a Director since its inception in 1974. In June 1994, Mr. Brady became assistant Secretary upon the election of Angela Burnett as Secretary. In December 1995, Mr. Brady was appointed Chief Executive Officer and President to the Company.

         Angela Burnett has been the Treasurer of the Company since 1992 and the Secretary of the Company since June 1994. In December 1995, Ms. Burnett was appointed Chief Financial Officer and Secretary. Ms. Burnett has been employed at the Company since 1985, where she was initially employed as the data entry employee in charge of inventory control, becoming Assistant Controller of the Company in 1988.

         Sheikhar Boodram was appointed as a Director of the Company on February 2, 1996. Mr. Boodram has been a Director of American Toys, Inc. since May 1993. From September 1992 to present, Mr. Boodram has been employed as Vice-President and a Director of Mister Jay Fashions International, Inc. From October 1991 to September 1992, Mr. Boodram was employed as a designer with Mister Jay Fashions International, Inc. Mr. Boodram has been the President and Secretary of Multimedia Concepts International, Inc. since June 12, 1995. Mr. Boodram is the sole Officer and Director of American Eagle Industries Corp. and Match II, Inc. From 1979 until October 1991, Mr. Boodram was the production manager for Lady Helene Sophisticates, Ltd., a manufacturer of ladies garments which ceased operations in 1991.

         Alan Berkun has been a Director of the Company since July 1993. Mr. Berkun has also been a Director of American Toys since July 1993. Mr. Berkun has been a Director of Multimedia Concepts International, Inc., since June 1995. For more than the past five years, Mr. Berkun has been employed by Russo Securities as its general counsel. Mr. Berkun was licensed as an NASD Series 7 Registered Representative with Russo Securities from October 1991 through November 1991 and June 1989 through October 1989. Mr. Berkun's Series 7 license lapsed in December 1993, however, subsequently, Mr. Berkun received a waiver from the NASD and renewal of his Series 7 status. Presently, Mr. Berkun is the sole Officer, Director and stockholder of Emme Corp., d/b/a Marlowe & Company, a registered NASD broker/dealer. Mr. Berkun is an attorney licensed in the State of New York.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon requests for information of the Company's officers, directors and greater than 10% shareholders, during fiscal 1995, the Company has been informed that all officers, directors or greater than 10% shareholders have stated that they have filed such reports as is required pursuant to Section 16(a) during the 1995 fiscal year. The Company has no basis to believe that any required filing by any of the above indicated individuals has not been made.

         Each Director is elected for a period of one-year at an annual meeting of the Company's shareholders and will serve until his successors are duly elected. The Company's officers serve at the discretion of the Board of Directors.

         As permitted under the Delaware Corporation Law, the Company's certificate of incorporation eliminates the personal liability of the directors to the Company or any of its shareholders for damages for breaches of their fiduciary duty as directors. As a result of the inclusion of such provision, stockholders may be unable to recover damages against directors for actions taken by them which constitute negligence or gross negligence or that are in violation of their fiduciary duties. The inclusion of this provision in the Company's Certificate of Incorporation may reduce the likelihood of derivative litigation against directors and other types of shareholder litigation.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid by the Company during the years ended March 31, 1996, 1995 and 1994 to each of the named executive officers of the Company.


                           Summary Compensation Table

                                          Annual Compensation
                                         ---------------------
(a)                        (b)      (c)        (d)          (e)

Name and Principal                                          Other Annual
   Position                Year     Salary($)  Bonus($)(1)  Compensation($)
- ------------------         ----     ---------  -----------  ---------------
Richard Brady              1996      117,230      --          7,979(2)
Chief Executive Officer,   1995      120,000      --          7,829(2)
President and Director     1994      114,450      --          7,229(2)

Thomas Davidson            1996(3)    79,203      --          5,793(4)
President and Director     1995      120,000      --          8,690(4)
                           1994      120,000      --          8,090(4)

- -----------------------
(1) No bonuses were paid during the periods herein stated.

(2) Includes an automobile allowance of $6,600 for 1996, 1995 and 1994, respectively, and the payment of life insurance premiums of $1,379, $1,888, and $629, for 1996, 1995 and 1994, respectively.

(3) Mr. Davidson resigned as both the President and as a Director effective November 28, 1995.

(4) Includes automobile allowance of $4,800, $7,200 and $6,600 for 1996, 1995 and 1994, respectively, and the payment of life insurance premiums of $993, $1,489 and $2,090 for 1996, 1995 and 1994, respectively.

Employment Agreements

    In May 1993 the Company entered into three year employment agreement with Richard Brady, the Chief Executive Officer and President of the Company. The employment agreement provides for an annual salary of $120,000. In addition, the employment agreement provides for an automobile allowance and an annual bonus of 2% of the earnings of the Company before depreciation, interest and taxes ("EBDIT"), provided the Company earns a minimum EBDIT of $750,000 for the fiscal year ended March 31, 1994 and $900,000 for the fiscal year ended March 31, 1995. The Company also pays for $500,000 of life insurance for Mr. Brady. No bonuses were earned for either of the years ended March 31, 1996, 1995 or 1994.

    The Company has no plans to issue additional securities to its management, promoters or their affiliates or associates other than through the Company's stock option plan.

1994 Stock Option Plan

    During 1994, the Company adopted the Company's 1994 Stock Option Plan (the "Plan"). The Board believes that the Plan is desirable to attract and retain executives and other key employees of outstanding ability. Under the Plan, options to purchase an aggregate of not more than 150,000 shares of Common Stock may be granted from time to time to key employees, officers, directors, advisors and independent consultants to the Company and its subsidiaries. As of March 31, 1995, 10,000 options have been granted to Angela Burnett, which options are exercisable at $2.10 per share. No other options have been granted to any other party.

    The Board of Directors is charged with administration of the Plan, the Board is generally empowered to interpret the Plan, prescribe rules and regulations relating thereto, determine the terms of the option agreements, amend them with the consent of the optionee, determine the employees to whom options are to be granted, and determine the number of shares subject to each option and the exercise price thereof. The per share exercise price for incentive stock options ("ISOs") will not be less than 100% of the fair market value of a share of the Common Stock on the date the option is granted (110% of fair market value on the date of grant of an ISO if the optionee owns more than 10% of the Common Stock of the Company).

    Options will be exercisable for a term determined by the Board which will not be less than one year. Options may be exercised only while the original grantee has a relationship with the Company or a subsidiary of the Company which confers eligibility to be granted options or up to ninety (90) days after termination at the sole discretion of the Board. In the event of termination due to retirement, the Optionee, with the consent of the Board, shall have the right to exercise his option at any time during the thirty-six (36) month period after such retirement. Options may be exercised up to thirty-six (36) months after death or total and permanent disability. In the event of certain basic changes in the Company, including a change in control of the Company (as defined in the Plan) in the discretion of the Board, each option may become fully and immediately exercisable. ISOs are not transferable other than by will or the laws of descent and distribution. Options may be exercised during the holder's lifetime only by the holder, his or her guardian or legal representative.

    Options granted pursuant to the Plan may be designated as ISOs, with the attendant tax benefits provided under Section 421 and 422A of the Internal Revenue Code of 1986. Accordingly, the Plan provides that the aggregate fair market value (determined at the time an ISO is granted) of the Common Stock subject to ISOs exercisable for the first time by an employee during any calendar year (under all plans of the Company and its subsidiaries) may not exceed $100,000. The Board may modify, suspend or terminate the Plan; provided, however, that certain material modifications affecting the Plan must be approved by the shareholders, and any change in the Plan that may adversely affect an optionee's rights under an option previously granted under the Plan requires the consent of the optionee.

1994 401(k) Employee Stock Option Plan ("ESOP")

    In May 1994, the Company adopted corporate resolutions approving a 401(k) Employee Stock Ownership Plan (the "Plan") which Plan covers substantially all employees of the Company. The Plan was filed on July 14, 1995 with the Internal Revenue Service, which Plan includes provisions for both an Employee Stock Ownership Plan ("ESOP") and a 401(k) Plan. The ESOP will allow only contributions by the Company, which can be made annually at the discretion of the Company's Board of Directors. The ESOP has been designed to invest primarily in the Company's stock. The 401(k) portion of the Plan will be contributed to by the employees of the Company through payroll deductions. The Company does not intend to match contributions to the 401(k). Contributions to the ESOP may result in an expense, resulting in a reduction in earnings, and may dilute the ownership interest of persons who currently own securities of the Company. On January 26, 1995, Messrs. Brady and Davidson and American Toys contributed an aggregate of 40,000 shares of the Company's Common Stock to the Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    The following table sets forth certain information at June 27, 1996 based upon information obtained by the persons named below, with respect to the beneficial ownership of common shares by (i) each person known by the Company to be the owner of 5% or more of the outstanding common shares; (ii) by each officer and director; (iii) and by all officers and directors as a group.

                                            Number of     Percentage
Name                                          Shares        Owned
- ----                                        ---------     ----------
American Toys, Inc.(1)                      2,548,930        66.0%
448 West 16th Street
New York, New York

Ilan Arbel(1)                               2,548,930        66.0%
c/o American Toys, Inc.
448 West 16th Street
New York, New York

Richard Brady                                 125,662         3.3%
c/o Play Co. Toys
550 Rancheros Drive
San Marcos, CA  92069

Alan Berkun                                    50,000         1.3%
83 Arnold Ct.
East Rockaway, New York

Angela Burnett(2)                              10,000          .3%
c/o Play Co. Toys
550 Rancheros Drive
San Marcos, CA 92069

Sheikhar Boodram                                   --          --
c/o Play Co. Toys
550 Rancheros Drive
San Marcos, CA 92069

Officers and Directors
as a Group (5 persons)(1)-(2)               2,734,592        70.9%
                                            ---------        ----

- ----------------------------

(notes continued from the previous page)

(1) Ilan Arbel is the Chief Executive Officer and a Director of American Toys and may be deemed an indirect beneficial owner of a majority of the issued and outstanding common stock of American Toys (through his family's ownership of Mister Jay Fashions International, Inc.), notwithstanding that Mr. Arbel disclaims any beneficial ownership of such shares which are owned or controlled by his family. Accordingly, Mr. Arbel will be able to exercise control over the shares of Common Stock owned by American Toys.

(2) Includes an option to purchase 10,000 shares of Common Stock at a price of $2.10 per share granted in June 1994, which option has vested and is exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In June 1994, the Company applied to the California Corporation Department to change its domicile from California, where it was incorporated in 1973, to Delaware, through a merger with a newly formed Delaware corporation (the "Delaware Reorganization"). Each share of outstanding Common Stock was exchanged for 50 shares of common stock of the Company (Delaware) in connection with the Delaware Reorganization.

         In June 1994, Irwin Lampert and Alan Berkun each acquired 50,000 shares of the Common Stock for total consideration of $500 each. For financial statement purposes, these shares were valued at 50% of the November 1994 initial public offering price, or $250,000, as these are unregistered shares. The difference between the valuation and cash received, $249,000, has been charged to operations for the year ended March 31, 1995. Also in June 1994, Lampert & Lampert were issued 50,000 shares of the Common Stock.

         On November 9, 1994, the Company redeemed an aggregate of 224,708 shares of Series B preferred stock owned by Messrs. Davidson and Brady aggregating $224,708, from the proceeds of the Company's initial public offering.

         As of January 10, 1995, the Series C Preferred Stock was converted into 428,580 shares of the Common Stock. During January 1995, effective February 1, 1995, the Donald Welker Trust gave notice to the Company to put 122,368 shares of its Series B Preferred Stock to the Company as well as accrued dividends thereon, aggregating $137,000. On April 3, 1995, the Company redeemed the 122,368 shares of Series B preferred stock at the redemption price of $122,368 and paid dividends on the Series B stock aggregating $15,931.

         On October 18, 1995, prior to the Congress Financing, the Company entered into the LOC Agreement with EACC, pursuant to which EACC agreed to provide to Imperial Bank a letter of credit terminating April 16, 1996, in the amount of $2,000,000 to Imperial Bank. Upon the consummation of the Congress Financing the Imperial Bank line of credit was repaid and terminated. See "Recent Developments."

         In February 1996, the Welker Trust gave notice to the Company to put the remaining 122,368 shares of its Series B Preferred Stock to the Company as well as accrued dividends thereon, aggregating $9,152.88. Pursuant to an oral agreement between the Company and the Welker Trust, the Company shall redeem 122,368 shares plus accrued interest thereon, pursuant to a payment schedule. The Company shall pay $43,840.30 to the Welker Trust on each of March 1, 1996, April 1, 1996 and May 1, 1996.

         On January 30, 1996, pursuant to the requirements of the Loan Agreement with Congress, American Toys, the majority stockholder of the Company, converted all $1,400,000 of debt owed by the Company into equity. In exchange for the debt, American Toys received from the Company one share of preferred stock, with the right to vote elect 2/3 of the Company's Board of Directors, subject stockholder approval, which approval has been obtained. The conversion of debt into equity increases the Company's stockholders' equity and reduces total liabilities, thereby reducing the Company's debt to equity ratio.

         In February 1996, pursuant to the terms of the Congress Financing, EACC delivered to Congress a $2,000,000 letter of credit. EACC is an affiliate of Ilan Arbel, the Company's Chairman of the Board. The Congress Financing is also guaranteed by American Toys, the majority stockholder of the Company. In connection with the issuance of the L/C the Company granted to EACC options, subject to stockholder approval, (i) to purchase up to an aggregate of 1,250,000 shares of Common Stock of a purchase price of 25% of the closing bid price for the Common Stock on the last business day prior to exercise, for a period of six months from issuance and (ii) to purchase up to an aggregate of 20,000,000 shares of the Company's preferred stock, designated as the "Series E Preferred Stock". No options have been exercised pursuant to items (i) or (ii). The Company's estimated value of the option described in (i) above is insignificant. The Company estimated the value of the option described in (ii) above to be $234,000 and recorded such amount as additional paid-in-capital.

         On March 18, 1996, EACC loaned an additional $500,000 to the Company which was subordinated to the Congress Financing. In addition, EACC paid for approximately $28,000 of the costs incurred to arrange the Congress Financing, bringing the aggregate due to EACC to $528,000 as of March 31, 1996. Subsequent to March 31, 1996, the $528,070 was converted into 528,000 shares of Series E Preferred Stock. These shares of Series E Preferred Stock will be designated Class I Series E Preferred Stock.

         On June 30, 1996, in return for the issuance of 334,000 shares of Series E Preferred Stock, EACC provided the Company with $334,000. These shares of Series E Preferred Stock will be designated Class I Series E Preferred Stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following  financial  statements of the Company are included as Part II,
    Item 8:

              Index to Financial Statements                        F-1

              Report of Independent Certified Public Accountants   F-2

              Balance Sheets                                       F-3

              Statements of Operations                             F-5

              Statements of Stockholders' Equity                   F-6

              Statements of Cash Flows                             F-7

              Summary of Accounting Policies                       F-9

              Notes to Financial Statements                        F-12

(b) During the last quarter, the Company has not filed any reports on Form 8-K.

(c) All exhibits except those designated with an asterisk (*), which exhibits are filed herewith, have previously been filed with the Commission in connection with the Company's Registration Statement on Form SB-2 dated November 2, 1994 under file No. 33-81940-NY, and, pursuant to 17 C.F.R. ss.230.411, are incorporated by reference herein.

1.1       -   Form of Underwriting Agreement.
1.2       -   Form of Selected Dealers Agreement.
3.1       -   Certificate of Incorporation of the Company filed June 15, 1994.
3.2       -   By-Laws of the Company.
3.3       -   Specimen Common Stock Certificate.
3.4       -   Letter waiving redemption right and Put Option on Series C Preferred Stock.
4.1       -   Specimen Redeemable Warrant Certificate.
4.2       -   Form of Warrant Agreement between the Company and Hanover Sterling &
              Company, Ltd.
4.3       -   Form of Redeemable Warrant Agreement between the Company and Continental
              Stock Transfer & Trust Company.
4.4       -   ESOP Plan.
5.0       -   Opinion of Lampert & Lampert.
10.1      -   Reserved.
10.2      -   Reserved.
10.3      -   Mergers and Acquisitions Agreement
10.4      -   Consulting Agreement


10.5      -   Security Agreement from Play Co. to Amex Financial Services
10.6      -   Promissory Note from Play Co. to Amex Financial Services
10.7      -   Warrant Agreement from Play Co. to Amex Financial Services
10.8      -   Guarantee from Michael Warren to Amex Financial Services
10.9      -   Guarantee from Mister Jay to Amex Financial Services
10.10     -   Guarantee from the Company to Amex Financial Services
10.11     -   Stock Purchase Agreement between Play Co. and American Toys
10.12     -   Stockholders' Agreement between Play Co. shareholders
10.13     -   Put Agreement between Play Co. and Tom Davidson
10.14     -   Put Agreement between Play Co. and Richard Brady
10.15     -   Call Agreement between Play Co. and Tom Davidson
10.16     -   Call Agreement between Play Co. and Richard Brady
10.17     -   Non-Competition Agreement between Play Co. and Tom Davidson
10.18     -   Non-Competition Agreement between Play Co. and Rich Brady
10.19     -   Non-Competition Agreement between Play Co. and Don Welker
10.20     -   Reserved
10.21     -   Reserved
10.22     -   Lease Agreement for Store-Escondido
10.23     -   Lease Agreement for Store-Convoy
10.24     -   Lease Agreement for Store-Oceanside
10.25     -   Lease Agreement for Store-El Toro
10.26     -   Lease Agreement for Store-Chula Vista
10.27     -   Lease Agreement for Store-El Cajon
10.28     -   Lease Agreement for Store-Ontario
10.29     -   Lease Agreement for Store-Simi Valley
10.30     -   Lease Agreement for Store-Encinitas
10.31     -   Lease Agreement for Store-San Dimas
10.32     -   Lease Agreement for Store-Anaheim
10.33     -   Lease Agreement for Store-Rialto
10.34     -   Lease Agreement for Store-Redlands
10.35     -   Lease Agreement for Store-Rancho Cucamonga
10.36     -   Lease Agreement for Store-Woodland Hills
10.37     -   Lease Agreement for Warehouse-Executive Offices
10.38     -   Lease Agreement for Store-Pasadena
10.39     -   Lease Agreement for Store-Whittier
10.40     -   Employment Agreement of Thomas Davidson
10.41     -   Employment Agreement of Richard Brady
10.42     -   The Company Incentive Stock Option Plan
10.43     -   Agreement between the American Toys and Play Co.
              terminating Put Option and redemption of Series C preferred shares
10.44     -   Lease Agreement for Store-Lakewood
10.45     -   Lease Agreement for Store-Corona Plaza
10.46     -   Note from the Company to American Toys
10.47     -   Loan Agreement, Subordination Agreement, Security Agreement and Note for
              Imperial Bank Loan dated August 24, 1993
10.47(a)  -   Line of credit with Imperial Bank dated March 31, 1995.

10.48     -   Agreement with Michael Warren
10.49     -   Warren Compensation Agreement
10.50     -   Reserved
10.51     -   Extension of Warehouse Lease
10.52     -   Exercise of Put Option
10.53     -   Promissory Note for $250,000 from the Company to American Toys
10.54     -   Waiver of Loan Covenants by Imperial Bank
10.54(a)  -   Waiver of Loan Covenants by Imperial Bank dated June 13, 1994 and March 31,
              1995
10.55     -   Credit from Europe American Capital Corp.
10.56     -   Credit from Europe American Capital Corp.
10.57     -   American Toys to toy trade.
10.58     -   Agreement with Laiko International Co., Inc.
10.59     -   Employment Agreement of Irwin Lampert
10.60     -   Note from the Company to American Toys in the amount of $1,250,000 dated
              February 28, 1994
10.61     -   Note for the Company to American Toys in the amount of $200,000 dated May 10,
              1994
10.62     -   Note from the Company to American Toys in the amount of $150,000 dated
              July 1, 1994
10.63     -   Note for the Company to American Toys in the amount of $100,000 dated
              August 9, 1994
10.64     -   Note from Richard L. Brady to American Toys in the amount of $50,000 dated
              April 1, 1994
10.65     -   Note from Thomas M. Davidson to American Toys in the amount of $50,000 dated
              April 1, 1994
10.66     -   Direct delivery Purchase Agreement between the Company and Camp Pendleton
10.67     -   Director delivery Purchase Agreement between the Company and MCRD, San
              Diego.
10.68     -   Waiver of the Company's right to call shares of Messrs. Brady and Davidson.
10.69     -   Extension of line of credit with Imperial Bank dated December 31, 1994.
10.70     -   Lease extension - El Toro Store
10.71     -   Joint Venture Agreement for Asher Playco, LLC.
10.71(a)  -   Termination of Joint Venture Agreement for Asher Playco, LLC.
10.72     -   Waiver dated June 29, 1995 from Imperial Bank
10.73     -   Letter dated May 24, 1995 from TransAtlantic Commerce Corp. to the Company.
10.74     -   Agreement with Congress Financial.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of July, 1996.

                                    PLAY CO. TOYS & ENTERTAINMENT CORP.



                            By:     \s\ Richard Brady
                                    ------------------------------
                                    Richard Brady, Chief Executive
                                     Officer and President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



\s\ Ilan Arbel                            Chairman of                   07/15/96
- ------------------------                  Board of Directors            Date
Ilan Arbel


\s\ Richard Brady                         Chief Executive Officer       07/15/96
- ------------------------                  and President                 Date
Richard Brady


\s\ Sheikhar Boodram                      Director                      07/15/96
- ------------------------                                                Date
Sheikhar Boodram


\s\ Angela Burnett                        Chief Financial Officer       07/15/96
- ------------------------                  and Secretary                 Date
Angela Burnett


\s\ Alan Berkun                           Director                      07/15/96
- ------------------------                                                Date
Alan Berkun

                                       37

- --------------------------------------------------------------------------------

                                                                   PLAY CO. TOYS
                                           (A SUBSIDIARY OF AMERICAN TOYS, INC.)
                                                   INDEX TO FINANCIAL STATEMENTS





                                                                                                       Page
                                                                                                       ----

Report of Independent Certified Public Accountants...............................................      F-2

Balance Sheets at March 31, 1996 and 1995........................................................      F-3

Statements of Operations for the years ended March 31, 1996 and 1995.............................      F-5

Statements of Stockholders' Equity for the years ended March 31, 1996
   and 1995......................................................................................      F-6

Statements of Cash Flows for the years ended March 31, 1996 and 1995.............................      F-7

Summary of Accounting Policies...................................................................      F-9

Notes to Financial Statements....................................................................      F-12

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Play Co. Toys & Entertainment Corp. (formerly Play Co. Toys)
San Marcos, California

We have audited the accompanying balance sheets of Play Co. Toys, see note 14, (a subsidiary of American Toys, Inc.) as of March 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Play Co. Toys at March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.

                                            /s/ BDO Seidman, LLP



Costa Mesa, California
May 15, 1996

- --------------------------------------------------------------------------------


                                                                   PLAY CO. TOYS
                                           (A SUBSIDIARY OF AMERICAN TOYS, INC.)
                                                                  BALANCE SHEETS



MARCH 31,                                                                                  1996               1995
- --------------------------------------------------------------------------------------------------------------------

ASSETS (NOTES 3 AND 4)

CURRENT
  Cash                                                                               $   83,650        $   249,925
  Accounts receivable (Note 1)                                                           35,273            622,100
  Merchandise inventories                                                             6,259,084          7,932,368
  Amounts due from stockholder (Note 11)                                                      -             17,788
  Other current assets                                                                  233,401            281,351
- --------------------------------------------------------------------------------------------------------------------


Total current assets                                                                  6,611,408          9,103,532

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and
  amortization (Note 2)                                                               1,858,538          1,925,488

DEPOSITS AND OTHER ASSETS (NOTES 3 AND 4)                                               634,407             90,672
- --------------------------------------------------------------------------------------------------------------------


                                                                                     $9,104,353        $11,119,692
- --------------------------------------------------------------------------------------------------------------------
                                 See accompanying summary of accounting policies and notes to financial statements.


- --------------------------------------------------------------------------------


                                                                   PLAY CO. TOYS
                                           (A SUBSIDIARY OF AMERICAN TOYS, INC.)
                                                                  BALANCE SHEETS



MARCH 31,                                                                                  1996              1995
- --------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Borrowings under bank line of credit (Note 3)                                      $        -       $ 2,374,491
  Borrowings under financing agreement (Note 4)                                       3,403,025                 -
  Accounts payable                                                                    2,878,183         3,259,000
  Accrued expenses and other liabilities  (Note 8)                                      283,611           272,600
  Current portion of capital lease obligations (Note 5)                                       -            42,045
  Stockholders notes payable (Note 6)                                                         -         1,350,000
- --------------------------------------------------------------------------------------------------------------------


Total current liabilities                                                             6,564,819         7,298,136

DUE TO AFFILIATE (NOTE 7)                                                               528,070                 -
DEFERRED RENT LIABILITY (NOTE 8)                                                        197,937           140,218
- --------------------------------------------------------------------------------------------------------------------


Total liabilities                                                                     7,290,826         7,438,354
- --------------------------------------------------------------------------------------------------------------------


REDEEMABLE  PREFERRED STOCK (NOTE 12)
 Series B preferred stock, $.01 par, 81,579 and
    244,736 shares authorized and outstanding, full
    liquidation value of $81,579                                                         87,680           242,275
- --------------------------------------------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES (NOTES 3, 4, 9, 10 AND 12)
- --------------------------------------------------------------------------------------------------------------------


STOCKHOLDERS'  EQUITY  (NOTES 12 AND 14)
 Series D preferred  stock,  $.01 par, 1 share
    authorized and outstanding, full liquidation
    value of $1,400,000 (Note 6)                                                      1,399,044                 -
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 3,863,530 shares outstanding                                             38,635            38,635
  Additional paid-in capital                                                          4,753,763         4,323,308
  Accumulated deficit                                                                (4,465,595)         (922,880)
- --------------------------------------------------------------------------------------------------------------------


Total stockholders' equity                                                            1,725,847         3,439,063
- --------------------------------------------------------------------------------------------------------------------


                                                                                     $9,104,353       $11,119,692
- --------------------------------------------------------------------------------------------------------------------
                                 See accompanying summary of accounting policies and notes to financial statements.


- --------------------------------------------------------------------------------


                                                                   PLAY CO. TOYS
                                           (A SUBSIDIARY OF AMERICAN TOYS, INC.)
                                                        STATEMENTS OF OPERATIONS





YEAR ENDED MARCH 31,                                                                     1996                1995
- --------------------------------------------------------------------------------------------------------------------

NET SALES (NOTE 1)                                                                $21,230,853         $25,374,722
- --------------------------------------------------------------------------------------------------------------------


COSTS AND EXPENSES:
  Cost of sales                                                                    15,132,895          16,704,757
  Operating expenses (Note 11)                                                      8,600,677           8,693,482
  Depreciation and amortization                                                       407,261             350,150
  Common stock issued for compensation                                                      -             249,000
  Interest expense (Notes 3 and 4)                                                    535,158             334,466
  Costs associated with closure
    of retail stores (Note 8)                                                         129,577                   -
- --------------------------------------------------------------------------------------------------------------------


TOTAL COSTS AND EXPENSES                                                           24,805,568          26,331,855
- --------------------------------------------------------------------------------------------------------------------


OTHER INCOME (NOTE 10)                                                                 32,000              81,345
- --------------------------------------------------------------------------------------------------------------------


NET LOSS                                                                          $(3,542,715)         $ (875,788)
- --------------------------------------------------------------------------------------------------------------------

NET LOSS APPLICABLE TO COMMON SHARES                                              $(3,570,260)         $ (939,214)
- --------------------------------------------------------------------------------------------------------------------


NET LOSS PER COMMON SHARE                                                         $      (.92)         $     (.31)
- --------------------------------------------------------------------------------------------------------------------


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   AND SHARE EQUIVALENTS OUTSTANDING                                                3,863,530           3,033,851
- --------------------------------------------------------------------------------------------------------------------
                                 See accompanying summary of accounting policies and notes to financial statements.


- --------------------------------------------------------------------------------






                                                                       Common Stock                     Additional
                                                             -----------------------------               Paid-in
                                                             Shares                  Amount              Capital
- ------------------------------------------------------------------------------------------------------------------

BALANCE, April 1, 1994                                        2,380,950             $23,810             $    5,776
Issuance of common stock for services                           150,000               1,500                373,500
Issuance of common stock, net of offering costs                 784,950               7,849              2,887,764
Conversion of Series A preferred stock to common                119,050               1,190                223,280
Conversion of Series C preferred stock to common                428,580               4,286                895,714
Sale of warrants to underwriter                                       -                   -                    700
Redemption of preferred stock                                         -                   -                      -
Payment of accrued dividends                                          -                   -                      -
Accrued dividends on redeemable preferred stock                       -                   -                (28,985)
Accretion of discount on redeemable preferred stock                   -                   -                (34,441)
Net loss for the year                                                 -                   -                      -
- --------------------------------------------------------------------------------------------------------------------


BALANCE, March 31, 1995                                       3,863,530              38,635              4,323,308
- --------------------------------------------------------------------------------------------------------------------


Issuance of common stock options                                      -                   -                458,000
Conversion of stockholders' notes payable and related
  accrued interest to series D preferred stock                        -                   -                      -
Redemption of preferred stock                                         -                   -                      -
Payment of accrued dividends                                          -                   -                      -
Accrued dividends on redeemable preferred stock                       -                   -                 (9,153)
Accretion of discount on redeemable preferred stock                   -                   -                (18,392)
Net loss for the year                                                 -                   -                      -
- --------------------------------------------------------------------------------------------------------------------


BALANCE, March 31, 1996                                       3,863,530             $38,635             $4,753,763
- --------------------------------------------------------------------------------------------------------------------


- --------------------------------------------------------------------------------


                                                                   PLAY CO. TOYS
                                           (A SUBSIDIARY OF AMERICAN TOYS, INC.)
                                              STATEMENTS OF STOCKHOLDERS' EQUITY




            Redeemable Preferred Stock                             Preferred Stock
        Series A                  Series B                 Series C                 Series D
- -----------------------     --------------------    ----------------------    ---------------------    Accumulated
  Shares        Amount       Shares      Amount       Shares       Amount     Shares        Amount        Deficit
- --------------------------------------------------------------------------------------------------------------------

   250,000   $ 230,936      704,166   $ 698,444      900,000   $  900,000          -    $        -    $   (47,092)
         -           -            -           -            -            -          -             -              -
         -           -            -           -            -            -          -             -              -
  (250,000)   (224,470)           -           -            -            -          -             -              -
         -           -            -           -     (900,000)    (900,000)         -             -              -
         -           -            -           -            -            -          -             -              -
         -           -     (459,430)   (459,430)           -            -          -             -              -
         -     (22,684)           -     (43,947)           -            -          -             -              -
         -       7,521            -      21,464            -            -          -             -              -
         -       8,697            -      25,744            -            -          -             -              -
         -           -            -           -            -            -          -             -       (875,788)
- --------------------------------------------------------------------------------------------------------------------

         -           -      244,736     242,275            -            -          -             -       (922,880)
- --------------------------------------------------------------------------------------------------------------------

         -           -            -           -            -            -          -             -              -
         -           -            -           -            -            -          1     1,399,044              -
         -           -     (163,157)   (163,157)           -            -          -             -              -
         -           -            -     (18,983)           -            -          -             -              -
         -           -            -       9,153            -            -          -             -              -
         -           -            -      18,392            -            -          -             -              -
         -           -            -           -            -            -          -             -     (3,542,715)
- --------------------------------------------------------------------------------------------------------------------

         -   $       -       81,579   $  87,680            -   $        -          1    $1,399,044    $(4,465,595)
- --------------------------------------------------------------------------------------------------------------------
                                 See accompanying summary of accounting policies and notes to financial statements.


- --------------------------------------------------------------------------------


                                                                   PLAY CO. TOYS
                                           (A SUBSIDIARY OF AMERICAN TOYS, INC.)
                                                        STATEMENTS OF CASH FLOWS



INCREASE (DECREASE) IN CASH (NOTE 13)

YEAR ENDED MARCH 31,                                                                   1996                  1995
- --------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(3,542,715)          $  (875,788)
  Adjustments to reconcile net loss to
   net cash used for operating activities:
      Depreciation and amortization                                                 407,261               350,150
      Amortization of the value of
        common stock options                                                         64,300                     -
      Common stock issued for compensation                                                -               249,000
      Deferred rent                                                                  57,719                83,431
    Increase (decrease) from changes in:
      Accounts receivable                                                           586,827              (622,100)
      Merchandise inventories                                                     1,673,284            (1,342,756)
      Other current assets                                                          (52,099)              (58,086)
      Deposits and other assets                                                     (49,986)               11,783
      Accounts payable                                                             (380,817)              (50,402)
      Accrued expenses and other liabilities                                         60,054               (30,583)
- --------------------------------------------------------------------------------------------------------------------


Cash used for operating activities                                               (1,176,172)           (2,285,351)
- --------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                              (340,311)             (364,813)
  Amounts due from stockholder                                                       17,788                42,958
- --------------------------------------------------------------------------------------------------------------------


Cash used for investing activities                                                 (322,523)             (321,855)
- --------------------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------


                                                                   PLAY CO. TOYS
                                           (A SUBSIDIARY OF AMERICAN TOYS, INC.)
                                                        STATEMENTS OF CASH FLOWS





INCREASE (DECREASE) IN CASH (NOTE 13)

YEAR ENDED MARCH 31,                                                                   1996                  1995
- --------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under bank lines of credit                                           1,092,361             3,703,140
  Repayments under bank line of credit                                           (3,466,852)           (3,365,081)
  Borrowings under financing agreement                                            5,637,392                     -
  Repayments under financing agreement                                           (2,234,367)                    -
  Payments on capital lease obligations                                             (42,045)              (95,682)
  Proceeds from issuance of stockholder notes                                             -               450,000
  Repayment of stockholder notes                                                          -              (450,000)
  Due to affiliate                                                                  528,070                     -
  Redemption of preferred stock                                                    (163,157)             (459,430)
  Payment of dividends on preferred stock                                           (18,982)              (66,631)
  Proceeds from issuance of common stock,
    net of offering costs                                                                 -             3,021,613
  Proceeds from issuance of warrants to underwriter                                       -                   700
- --------------------------------------------------------------------------------------------------------------------


Cash provided by financing activities                                             1,332,420             2,738,629
- --------------------------------------------------------------------------------------------------------------------


Net increase (decrease) in cash                                                    (166,275)              131,423
Cash, beginning of year                                                             249,925               118,502
- --------------------------------------------------------------------------------------------------------------------


Cash, end of year                                                               $    83,650           $   249,925
- --------------------------------------------------------------------------------------------------------------------
                                 See accompanying summary of accounting policies and notes to financial statements.



- --------------------------------------------------------------------------------


                                                                   PLAY CO. TOYS
                                           (A SUBSIDIARY OF AMERICAN TOYS, INC.)

                                                  SUMMARY OF ACCOUNTING POLICIES




NATURE OF             Play Co. Toys (the "Company"),  as of June 1994 (Note 12),
BUSINESS AND          is a Delaware  corporation  that owns and operates  retail
REVENUE               stores   which   sell   toys,   games,   hobby  and  craft
RECOGNITION           merchandise. Subsequent to March 31, 1996, the name of the
                      Company was changed to Play Co. Toys & Entertainment Corp.
                      (Note 14). The Company had sixteen  retail stores  located
                      within   Southern    California   at   March   31,   1996.
                      Additionally, during the year ended March 31, 1995, the Company began wholesale distribution of its TKO product line items throughout the United States. The TKO product line consists of milk cap game pieces and accessories
                      (Note 1).

                      On May 7, 1993 the Company became a subsidiary of American Toys, Inc. when American Toys, Inc. acquired 90% of the then outstanding shares of common stock directly from the original stockholders (Note 11). Accounting practices prescribed by the Securities and Exchange Commission (SEC) normally require "push-down" accounting to revalue the Company's assets at the time of the acquisition. The effects of such were immaterial.

                      In November 1994, the Company completed an initial public offering of common stock and warrants (Note 12) and is therefore subject to the accounting and reporting requirements of the SEC.

MERCHANDISE           Merchandise  inventories  are  stated at the lower of cost
INVENTORIES           (first-in, first-out method - "FIFO") or market.

PROPERTY AND          Property and  equipment is recorded at cost.  Depreciation
EQUIPMENT             and  amortization  are  provided  using the  straight-line method over the estimated useful lives (3 - 15 years) of the related assets. Leasehold improvements are amortized over the lesser of the related lease terms or the estimated useful lives of the improvements. Maintenance and repairs are charged to operations as incurred.

- --------------------------------------------------------------------------------


                                                                   PLAY CO. TOYS
                                           (A SUBSIDIARY OF AMERICAN TOYS, INC.)

                                                  SUMMARY OF ACCOUNTING POLICIES






STORE OPENING         Costs  incurred  to  open a new  retail  location  such as
AND CLOSING COST      advertising, training expenses and salaries of newly hired employees  are  expensed as incurred and  improvements  to leased  facilities are capitalized.  Upon closing a retail
                      location,  the  costs  to  relocate  fixtures,   terminate
                      employees   and  other   related  costs  are  expensed  as
                      incurred.  In  addition,  the  unamortized  balance of any
                      abandoned   leasehold   improvements   are  expensed.   If
                      significant,   the  remaining  payments  due  under  lease
                      agreements are discounted to present value and recorded as an expense  and a  liability  to the  extent  such are not
                      offset  by  rental  income   generated   through  existing
                      sub-leases of the property.

INCOME TAXES          The Company  accounts for income taxes in accordance  with
                      Statement of  Financial  Accounting  Standards  (SFAS) No.
                      109, "Accounting for Income Taxes." Deferred income taxes have been provided for the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NET LOSS              Net loss per share has been computed by dividing net loss,
PER SHARE             after  reduction  for  preferred  stock  dividends and the accretion of the discount on redeemable  preferred  stock, by the weighted average number of common shares and common
                      share   equivalents   outstanding   during  each   period.
                      Outstanding   stock   options   were   considered   to  be
                      anti-dilutive. Dividends accrued and accretion recorded on the Series A and Series B preferred stock aggregated
                      $27,545 and $63,426 for the years ended March 31, 1996 and 1995.

                      Additionally, share and per share amounts have been retroactively adjusted for the effects of the fifty-for-one stock split of the Company's common stock resulting from re-incorporation in the State of Delaware (Note 12). The net loss per share figures have also been calculated assuming the 150,000 shares issued by the Company in June 1994 (Note 12) were outstanding as of April 1, 1994 in accordance with the SEC's provisions of Staff Accounting Bulletin No. 83.

- --------------------------------------------------------------------------------


                                                                   PLAY CO. TOYS
                                           (A SUBSIDIARY OF AMERICAN TOYS, INC.)

                                                  SUMMARY OF ACCOUNTING POLICIES





STATEMENTS            For purpose of the  statements of cash flows,  the Company
OF CASH FLOWS         considers all highly liquid investments  purchased with an original maturity of three months or less to be cash equivalents.




FAIR VALUE OF         The   carrying   amount   of   the   Company's   financial
FINANCIAL             instruments,  consisting of accounts receivable,  accounts
INSTRUMENTS           payable, and borrowings, approximates their fair value.



USE OF                The preparation of financial statements in conformity with
ESTIMATES             generally   accepted   accounting    principles   requires
                      management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements.
                      Actual amounts could differ from those estimates.


RECLASSIFICATIONS     Certain 1995 amounts have been  reclassified to conform to current year presentation. The reclassifications have no effect upon the Company's financial position or results of operations as previously reported.



NEW ACCOUNTING        Statement  of  Financial  Accounting  Standards  No.  121,
STANDARDS             "Accounting  for the  Impairment of Long-Lived  Assets and
                      Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
                      The Company is in the process of analyzing the impact of this statement and does not believe that it will have a material impact on the Company's financial position or results of operations. The Company anticipates adopting the provisions of the statement for fiscal year 1997.

                      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," established financial accounting and reporting standards for stock-based employee compensation plans and certain other transactions involving the issuance of stock. The Company is in the process of analyzing the impact of this statement and anticipates adopting the provisions of the statement for fiscal year 1997.

- --------------------------------------------------------------------------------


                                                                   PLAY CO. TOYS
                                           (A SUBSIDIARY OF AMERICAN TOYS, INC.)

                                                   NOTES TO FINANCIAL STATEMENTS







1. TKO PRODUCT        During the year ended March 31,  1995,  the Company  began
   LINE               wholesale  distribution  of its TKO  product  line  items.
                      Wholesale  sales of TKO items for the year ended March 31,
                      1996  and  1995  approximated   $570,000  and  $2,800,000,
                      respectively. At March 31, 1996 and 1995, the Company had accounts receivable from wholesale sales of TKO items totalling $35,273 and $622,100, respectively.

                      The milk cap game (principal product of the TKO product line) has lost its popularity since its introduction to Southern California in 1994. Accordingly, milk cap game pieces and accessories sold under the Company's TKO trademark have reached the end of their product life cycle. Management anticipates that future sales of the Company's TKO product line items will be insignificant.


2. PROPERTY AND       Property and equipment consisted of the following:
   EQUIPMENT


                      March 31,                              1996                                            1995
                      --------------------------------------------------------------------------------------------


                      Furniture, fixtures
                            and equipment                  $ 2,918,621                                 $2,694,734
                      Leasehold improvements                   542,785                                    636,247
                      Computerized inventory
                            management system                  484,074                                    649,173
                      Signs                                    265,959                                    242,944
                      Vehicles                                 104,912                                    104,912
                      --------------------------------------------------------------------------------------------


                                                             4,316,351                                  4,328,010
                      Accumulated depreciation
                            and amortization                (2,457,813)                                (2,402,522)
                      --------------------------------------------------------------------------------------------


                                                           $ 1,858,538                                $ 1,925,488
                      --------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------


                                                                   PLAY CO. TOYS
                                           (A SUBSIDIARY OF AMERICAN TOYS, INC.)

                                                   NOTES TO FINANCIAL STATEMENTS





3. BANK LINE OF       Through  February  7, 1996,  the  Company  had a borrowing
   CREDIT             agreement with a bank which provided for a $5,500,000 line of  credit  secured  by  substantially  all  assets of the
                      Company.  The agreement,  as amended,  advanced funds with interest at 1.5% above the bank's  prime  lending rate and was  guaranteed  by  American  Toys,  Inc.  and Mister Jay
                      Fashions  International,   Inc.,  the  parent  company  of
                      American Toys, Inc. Under the agreement, the bank also provided overseas lines of credit to secure inventory purchases from foreign suppliers which effectively reduced the available borrowings on the line of credit.

                      In March 1994, the bank was granted warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $5 per share. The Company has not placed a value on the warrants which expire March 30, 1997. As of March 31, 1996, no warrants had been exercised by the bank.

                      In November 1995, Europe American Capital Corp. ("EACC"), an affiliate, provided a $2,000,000 letter of credit which increased available borrowings under the line of credit agreement from $3,500,000 to $5,500,000. In connection therewith, the Company granted an option to EACC to purchase 350,000 shares of the Company's common stock at a price of 25 percent of the closing bid price for the common stock on the last business day prior to exercise. The Company estimated the value of the option to be $224,000 and recorded such amount as additional paid-in capital. For the year ended March 31, 1996, amortization of the value of the option aggregated $44,800 and is included in interest expense. The unamortized value of the option, aggregating $179,200 at March 31, 1996, is included in other assets. The exercise period expired on April 16, 1996 and no options had been exercised.

                      The line of credit agreement required compliance with certain loan covenants and included a requirement that the balance be paid in full as of December 31, 1995 for a period of 30 days. Interest was payable monthly on the line of credit which had an original maturity date of April 1, 1996.

                      As discussed in Note 4, on February 7, 1996, the Company obtained alternative financing and the entire balance due under the bank line of credit was repaid and the agreement was terminated.

- --------------------------------------------------------------------------------


                                                                   PLAY CO. TOYS
                                           (A SUBSIDIARY OF AMERICAN TOYS, INC.)

                                                   NOTES TO FINANCIAL STATEMENTS




4. FINANCING          On  February  7,  1996,  the  Company  borrowed,  under an
   AGREEMENT          agreement   with  a   financing   company,   approximately
                      $2,243,000,  which  proceeds  were  used to repay the then outstanding  borrowings  under  the  bank  line of  credit agreement (Note 3). The financing  agreement  provides for
                      maximum   borrowings  up  to   $7,000,000   based  upon  a
                      percentage of the cost value of eligible inventory, as defined. Outstanding borrowings bear interest at 1.5% above the prime rate, as defined. The agreement matures
                      February 1, 1998 and can be renewed for one additional year at the lender's option.


                      The agreement includes a financial covenant requiring the Company to maintain, at all times, adjusted net worth, as defined, of $500,000. At March 31, 1996, the Company was in compliance with this financial covenant.


                      The financing agreement is secured by substantially all assets of the Company, is guaranteed by American Toys, Inc. and collateralized by a $2,000,000 letter of credit provided by EACC. In connection with the letter of credit provided by EACC, the Company granted to EACC (i) an option to purchase up to an aggregate of 1,250,000 shares of the Company's common stock at a purchase price of 25 percent of the closing bid price for the Company's common stock on the last business day prior to exercise, for a period of six months commencing February 7, 1996, and (ii) an option to purchase up to an aggregate of 20,000,000 shares of the Company's Series E preferred stock (Note 14) at a purchase price of $1.00 per share during the period from May 9, 1996 through January 30, 1998. The Company's estimated value of the option described in (i) above is insignificant to the accompanying financial statements. The Company estimated the value of the option described in
                      (ii) above to be $234,000 and recorded such amount as additional paid-in capital. For the year ended March 31, 1996, amortization of the value of the option aggregated $19,500 and is included in interest expense. The unamortized value of the option, aggregating $214,500 at March 31, 1996, is included in other assets.


                      Subsequent to March 31, 1996, EACC exercised options to acquire 528,000 shares of the Company's Series E preferred stock. In connection therewith, the amount due to affiliate, aggregating $528,070 at March 31, 1996, was extinguished (Note 7).


                      As a requirement to obtaining financing under the above agreement, American Toys, Inc. and the Company approved the exchange of certain stockholders notes payable for Series D preferred stock as discussed in Note 6.

- --------------------------------------------------------------------------------


                                                                   PLAY CO. TOYS
                                           (A SUBSIDIARY OF AMERICAN TOYS, INC.)

                                                   NOTES TO FINANCIAL STATEMENTS






4. FINANCE            Additionally,   the   individual,   beneficial,   majority
   AGREEMENT          stockholder of American Toys, Inc. and Mister Jay Fashions
   (CONTINUED)        International, Inc. has represented his intent and ability to provide additional working capital to the Company, should such be necessary, through September 1997.


5. CAPITAL LEASE      Obligations  under  capital  lease   arrangements  are  as
                      follows:


                      March 31,                                                   1996                           1995
                      ------------------------------------------------------------------------------------------------
                      Capitalized lease obligations,
                        discounted at rates varying from
                        10.35% to 13.04%, due in monthly
                        installments of approximately
                        $10,800, including interest,
                        expiring at various dates through
                        December 1995                                           $  -                       $   42,045
                      ------------------------------------------------------------------------------------------------

                      Total                                                        -                           42,045
                      Current portion                                              -                          (42,045)
                      ------------------------------------------------------------------------------------------------

                                                                                $  -                              -
                      ------------------------------------------------------------------------------------------------

6. STOCKHOLDERS
   NOTES PAYABLE


                      March 31,                                                   1996                           1995
                      ------------------------------------------------------------------------------------------------
                      Unsecured notes payable to
                        corporate stockholder with
                        interest at 6%, due on demand.
                        Notes were subordinated to the
                        line of credit agreement with a
                        bank (Note 3)                                           $  -                       $1,250,000


                      Unsecured notes payable to minority
                        individual stockholders with
                        interest at 8% payable annually
                        at January 31, due on demand.
                        Notes were subordinated to the
                        line of credit agreement with a
                        bank (Note 3)                                              -                          100,000
                      ------------------------------------------------------------------------------------------------
                                                                                $  -                       $1,350,000
                      ------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------


                                                                   PLAY CO. TOYS
                                           (A SUBSIDIARY OF AMERICAN TOYS, INC.)

                                                   NOTES TO FINANCIAL STATEMENTS





6. STOCKHOLDERS       On January 30, 1996,  pursuant to the  requirements of the
   NOTES PAYABLE      financing  agreement (Note 4), American Toys, Inc. and the
   (CONTINUED)        Company  approved the  exchange of the above  stockholders notes payable for one share of the Company's Series D preferred stock (Note 14). Accordingly, all principal and accrued interest then owing under the above notes payable, aggregating $1,399,044, was extinguished.

                      Interest accrued during the year ended March 31, 1996 on the notes payable to the corporate stockholder, aggregating $17,788, was offset against the amount due from the corporate stockholder. Additional interest accrued during the year ended March 31, 1996 on the notes payable to the corporate stockholder was extinguished in the exchange for Series D preferred stock, as discussed in the preceding paragraph.

                      Interest accrued as of March 31, 1995 on the notes payable to the corporate stockholder totaled $93,825 and was offset against the amount due from the corporate stockholder at March 31, 1995 (Note 11).



7. DUE TO             During March 1996, EACC loaned $500,000 to the Company and
   AFFILIATE          incurred costs related to the financing agreement (Note 4)
                      totalling  $28,070.  Subsequent  to March 31,  1996,  EACC
                      exercised   options  to  acquire  528,000  shares  of  the
                      Company's Series E preferred stock (Notes 4 and 14) and the amount due to affiliate, aggregating $528,070 at March
                      31, 1996, was extinguished. This transaction resulted in an increase in the Company's stockholders' equity of $528,000 subsequent to March 31, 1996.

- --------------------------------------------------------------------------------


                                                                   PLAY CO. TOYS
                                           (A SUBSIDIARY OF AMERICAN TOYS, INC.)

                                                   NOTES TO FINANCIAL STATEMENTS








8. COSTS              During the year ended March 31, 1996,  the Company  closed
   ASSOCIATED         four of its  retail  stores  which  were not  meeting  the
   WITH CLOSURE       objectives of the Company.  The costs  associated with the
   OF RETAIL          closure of these stores,  which  included the write-off of
   STORES             leasehold improvements, were accrued as of March 31, 1996.
                      During the year ended March 31, 1996, those stores generated sales of approximately $3,069,000 and operating losses of approximately $309,000 before allocation of certain corporate charges, interest and income taxes.

                      As a result of the Company closing one of its retail locations in June 1995, the Company recorded an expense of approximately $219,500 in the quarter ended June 30, 1995. Such expense represented the then discounted value of the remaining lease payments under the lease obligation which was to expire September 2002.

                      During May 1996, the Company and the above mentioned lessor reached an agreement whereby the existing lease agreement was terminated and the Company's remaining lease obligation at March 31, 1996 approximated $85,000. Six quarterly installments of $14,167 are due through August 1, 1997. Installments due during the year ended March 31, 1997 aggregate $56,668 and such amount has been provided for in accrued expenses and other liabilities in the accompanying March 31, 1996 balance sheet. Installments due subsequent to March 31, 1997 aggregate $28,332 and such amount is included in deferred rent liability in the accompanying March 31, 1996 balance sheet.

- --------------------------------------------------------------------------------


                                                                   PLAY CO. TOYS
                                           (A SUBSIDIARY OF AMERICAN TOYS, INC.)

                                                   NOTES TO FINANCIAL STATEMENTS




9. INCOME TAXES       Deferred  income  taxes  reflect  the net tax  effects  of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred income tax assets and liabilities are as follows:


                      March 31,                                                   1996                         1995
                      ----------------------------------------------------------------------------------------------
                      Inventories                                          $   (57,883)                   $ 109,848
                      AMT tax credits                                          (23,260)                     (23,260)
                      Accrued expenses                                         (17,816)                     (25,678)
                      ----------------------------------------------------------------------------------------------

                      Current portion of net deferred income
                            tax (assets) liabilities                           (98,959)                      60,910
                      ----------------------------------------------------------------------------------------------

                      Depreciation and amortization                            246,185                      284,135
                      Net operating loss carryforwards                      (1,958,123)                    (793,940)
                      Common stock issued for compensation                           -                      (99,944)
                      Deferred rent liability                                  (79,447)                     (56,281)
                      Other items                                                    -                       (9,626)
                      ----------------------------------------------------------------------------------------------

                      Long-term portion of net deferred income
                            tax (assets) liabilities                        (1,791,385)                    (675,656)
                      ----------------------------------------------------------------------------------------------

                      Total net deferred income tax (assets)
                            liabilities                                     (1,890,344)                    (614,746)
                      ----------------------------------------------------------------------------------------------

                      Valuation allowance                                    1,890,344                      614,746
                      ----------------------------------------------------------------------------------------------

                      Net deferred income taxes                            $         -                    $       -
                      ----------------------------------------------------------------------------------------------

                      At March 31, 1996, a 100% valuation allowance has been provided on the net deferred income tax assets since the Company can not determine that it is "more likely than not" to be realized.

- --------------------------------------------------------------------------------


                                                                   PLAY CO. TOYS
                                           (A SUBSIDIARY OF AMERICAN TOYS, INC.)

                                                   NOTES TO FINANCIAL STATEMENTS




9. INCOME TAXES       The reconciliation of income taxes computed at the federal
   (CONTINUED)        statutory tax rate to income taxes at the effective income tax rate in the statements of operations is as follows:


                      Year ended March 31,                                                  1996              1995
                      ----------------------------------------------------------------------------------------------
                      Federal statutory income tax (benefit) rate                          (34.0)%           (34.0)%
                       State income taxes, net of federal benefit                            0.1               0.1
                       Non deductible expenses                                               2.0               3.7
                       Net operating loss carryforwards with
                         no current benefit                                                 31.9              30.2
                      ----------------------------------------------------------------------------------------------

                      Effective income tax rate                                                - %               -%
                      ----------------------------------------------------------------------------------------------



                      At March 31,  1996,  the  Company has net  operating  loss
                      (NOL) carryforwards of approximately $5 million and $3 million for federal and state purposes, respectively. The federal NOLs are available to offset future taxable income through March 31, 2011 while the state NOLs are available through March 31, 2001.

                      A portion of the NOLs described above are subject to provisions of the Tax Reform Act of 1986 which limits use of net operating loss carryforwards when changes of ownership of more than 50% occur during a three year testing period. During the year ended March 31, 1994, the Company's ownership changed by more than 50% as a result of the common and preferred stock transaction described in
                      Note 12. As a result, annual utilization of the available federal and state NOLs is limited to approximately $118,000.

- --------------------------------------------------------------------------------


                                                                   PLAY CO. TOYS
                                           (A SUBSIDIARY OF AMERICAN TOYS, INC.)

                                                   NOTES TO FINANCIAL STATEMENTS






10. COMMITMENTS       1994 STOCK OPTION PLAN
    AND
    CONTINGENCIES     In June 1994,  the Company  adopted the 1994 Stock  Option
                      Plan ("the Plan")  which  provides for options to purchase an  aggregate  of not more than  150,000  shares of common stock as may be granted from time to time by the Company's
                      Board of  Directors.  Concurrent  with the adoption of the
                      Plan, an option to purchase  10,000 shares of common stock
                      at  $2.10  per  share  was   granted   to  the   Company's
                      Secretary/Treasurer. As of March 31, 1996, no options to purchase common stock had been exercised.

                      401(K) EMPLOYEE STOCK OWNERSHIP PLAN

                      In August 1994, the Company adopted a 401(k) Employee Stock Ownership Plan ("the Plan") which covers substantially all employees of the Company. The Plan includes provisions for both an Employee Stock Ownership Plan ("ESOP") and a 401(k) Plan.

                      The ESOP allows only contributions by the Company which can be made annually at the discretion of the Company's Board of Directors. The ESOP is designed to invest primarily in the Company's stock. As of March 31, 1996, there had been no transactions with regards to the ESOP.

                      The 401(k) portion of the Plan is contributed to by the employees of the Company through payroll deductions. The Company makes no matching contributions to the 401(k).

- --------------------------------------------------------------------------------


                                                                   PLAY CO. TOYS
                                           (A SUBSIDIARY OF AMERICAN TOYS, INC.)

                                                   NOTES TO FINANCIAL STATEMENTS






10.   COMMITMENTS     OPERATING LEASES
      AND
      CONTINGENCIES   The  Company  leases its  retail  store  properties  under
      (CONTINUED)     noncancelable  operating  lease  agreements  which  expire through September 2005 and require various minimum annual rentals. Several of the leases provide for renewal options to extend the leases for additional five or ten-year periods. Certain store leases also require the payment of property taxes, normal maintenance and insurance on the properties and additional rents based on percentages of sales in excess of various specified retail sales levels.


                      During the years ended March 31, 1996 and 1995, the Company incurred rental expense under all operating leases of $2,841,215 and $2,574,150. Contingent rent expense was insignificant during the years ended March 31, 1996 and 1995.


                      During the years ended March 31, 1996 and 1995, the Company sub-leased portions of its warehouse building and a portion of one of its retail locations under noncancelable operating leases. Sub-lease income during the years ending March 31, 1996 and 1995 was $93,822 and $121,880 (Note 11).


                      At March 31, 1996 the aggregate future minimum lease payments (receipts) due under these noncancelable leases are as follows:


                                                         Operating
                            Year Ending                    Leases                           Operating
                            March 31,                    (Note 11)                          Sub-Leases
                      -----------------------------------------------------------------------------------
                             1997                        2,147,688                           (65,920)
                             1998                        2,040,028                           (67,066)
                             1999                        1,859,454                           (65,937)
                             2000                        1,714,907                           (67,153)
                             2001                          819,617                                 -
                             Thereafter                  1,595,198                                 -
                      -----------------------------------------------------------------------------------

                      Total minimum lease payments
                        (receipts)                     $10,176,892                         $(266,076)
                      -----------------------------------------------------------------------------------



- --------------------------------------------------------------------------------


                                                                   PLAY CO. TOYS
                                           (A SUBSIDIARY OF AMERICAN TOYS, INC.)

                                                   NOTES TO FINANCIAL STATEMENTS



10. COMMITMENTS       DEPENDENCE ON SUPPLIERS
    AND
    CONTINGENCIES     Approximately   thirty  percent  (30%)  of  the  Company's
    (CONTINUED)       inventory  purchases  are  made  directly  from  five  (5)
                      manufacturers. The Company typically purchases products from its suppliers on credit arrangements provided by the manufacturers. The termination of a credit line or the loss of a major supplier or the deterioration of the Company's relationship with a major supplier could have a material adverse effect on the Company's business.

                      SEASONALITY

                      The Company's business is highly seasonal with a large portion of its revenues and profits being derived during the months of November and December. Accordingly, in order for the Company to operate, it must obtain substantial short-term borrowings from lenders and the Company's suppliers during the first three quarters of each fiscal year to purchase inventory and for operating expenditures. Historically, the Company has been able to obtain such credit arrangements and substantially repay the amounts borrowed during the fourth quarter of its fiscal year.

                      JOINT VENTURES

                      On March 14, 1995, the Company entered into an agreement (the "Agreement"), with an individual to form a Limited Liability Company (the "LLC") to engage in the distribution of toy products. The Company had a forty percent interest in the LLC and the individual a sixty percent interest. Profits, losses and distributions of the LLC were to be allocated pursuant to the above percentage interests.


                      The Agreement called for certain costs to be assumed by the Company and the individual and not to be considered costs or expenses of the LLC. Items to be assumed by the Company consisted primarily of costs to warehouse and distribute the toy products including all related labor, equipment, insurance, and supplies. Items to be assumed by the individual consisted primarily of a working capital credit line for purchases and a sales force.

- --------------------------------------------------------------------------------


                                                                   PLAY CO. TOYS
                                           (A SUBSIDIARY OF AMERICAN TOYS, INC.)

                                                   NOTES TO FINANCIAL STATEMENTS







10. COMMITMENTS       The  Company  could  make  purchases  from the LLC at five
    AND               percent above the LLC's cost.  During the year ended March
    CONTINGENCIES     31,  1996,   the  Company  made  purchases  from  the  LLC
    (CONTINUED)       approximating $263,000.


                      On December 31, 1995, the Company and the individual entered into a termination agreement whereby the Company withdrew from the LLC. In connection therewith, the Company received an aggregate of $32,000 representing the Company's share of net profits earned by the LLC through December 31, 1995, and return of the Company's initial investment in the LLC totalling $800. The LLC's operations from its inception, March 14, 1995, through March 31, 1995 were insignificant.


                      On May 27, 1994, the Company entered into a joint venture for the distribution of the Company's TKO product line items. Terms of the agreement provided for the Company and the joint venture partner to share in the profits from the distribution of the TKO product line. Joint venture net profits, as defined in the agreement, on the first $1,750,000 in gross sales were allocated 75% to the Company and 25% to the joint venture partner. Net profits on gross sales in excess of $1,750,000 were to be allocated 60% to the Company and 40% to the joint venture partner.


                      As of March 31, 1995, the Company and the joint venture partner mutually agreed to terminate the agreement. Total joint venture net profits earned by the Company during the year ended March 31, 1995 totaled $81,345.


11. RELATED PARTY     AMOUNTS DUE FROM STOCKHOLDER
    TRANSACTIONS
                      At March 31, 1996, and 1995, $0 and $17,788 was owed to the Company for net costs incurred on behalf of the Company's parent (Note 6).

                      OFFICE AND WAREHOUSE LEASE

                      The Company leases an office and warehouse building from a partnership whose partners are also Company officers and stockholders. Rent expense under this lease for each of the years ended March 31, 1996 and 1995 totalled $227,916. The lease expires in April 2000.

                      SUB-LEASE

                      During the years ended March 31, 1996 and 1995, sub-lease rental income included $54,422 and $47,470, from an entity in which stockholders and employees of the Company have an ownership interest.

- --------------------------------------------------------------------------------


                                                                   PLAY CO. TOYS
                                           (A SUBSIDIARY OF AMERICAN TOYS, INC.)

                                                   NOTES TO FINANCIAL STATEMENTS






12. EQUITY            On May  7,  1993,  immediately  prior  to the  acquisition
    TRANSACTIONS      described  below,  stockholders  of the Company  converted
                      2,524,250  shares of common  stock into  250,000  Series A preferred  shares and 704,166  Series B preferred  shares.
                      Also on May 7, 1993,  American Toys, Inc. acquired 900,000
                      Series  C  preferred  shares  for  $900,000  and  paid  an
                      additional   $900,000   directly  to  the  three  original
                      shareholders for 90% of the common stock outstanding after the conversion of shares of common stock to preferred stock noted above.

                      On April 1, 1994 the Company redeemed an aggregate 234,722 shares of Series B preferred stock at the Redemption Price of $234,722 and paid dividends on the Series A and B preferred stock aggregating $44,625. Concurrent with completion of the Company's initial public offering on November 9, 1994, discussed below, the Company redeemed an aggregate 224,708 shares of Series B preferred stock at the redemption price of $224,708 and paid dividends on the Series A and B preferred stock totalling $22,006. On April 3, 1995, the Company redeemed an aggregate 122,368 shares of Series B preferred stock at the redemption price of $122,368 and paid dividends on the Series B preferred stock aggregating $15,931. On March 4, 1996, the Company redeemed an aggregate 40,789 shares of Series B preferred stock at the redemption price of $40,789 and paid dividends on the Series B preferred stock aggregating $3,052.

                      All unpaid dividends due on the Series A and Series B preferred stock, aggregating $6,101 and $13,958 as of March 31, 1996 and 1995, have been accrued and are reflected in the respective preferred stock balances in the accompanying balance sheets.

                      In April 1996, the Company redeemed all remaining outstanding shares of Series B preferred stock, aggregating 81,579, at the redemption price of $81,579 and paid dividends on the Series B preferred stock aggregating $6,101.

- --------------------------------------------------------------------------------


                                                                   PLAY CO. TOYS
                                           (A SUBSIDIARY OF AMERICAN TOYS, INC.)

                                                   NOTES TO FINANCIAL STATEMENTS





12. EQUITY
    TRANSACTIONS
    (CONTINUED)
                      On  June  14,  1994,  a new  entity  was  incorporated  in
                      Delaware as Play Co. Toys ("Play Co. Delaware"). The pre-existing California corporation ("Play Co. California") was then merged into Play Co. Delaware as follows:

                       (a) Play Co.  Delaware is authorized to issue  10,000,000
                           shares of common stock with a par value of $.01 per share and 1,619,444 shares of preferred stock with no par value. The preferred stock is issued in series with authorized shares as follows: Series A, 250,000 shares; Series B, 469,444 shares; and Series C, 900,000 shares. The authorized common and preferred stock for Play Co. Delaware have identical rights to the previously authorized common and preferred stock of Play Co. California except that the new class of Series C preferred stock has no redemption features or dividend rights and is convertible into 428,580 shares of common stock at the option of the holder prior to January 2, 1995. The holders of Series A, Series B, and Series C preferred shares are entitled to a preference on liquidation, dissolution or winding up of the Company. Holders of the preferred stock are to be paid an amount equal to the redemption price prior to any distributions to holders of shares of common stock. Should the Company's assets be insufficient to pay the holders of the preferred stock, the holders of the preferred stock shall share ratably in any distribution of assets.

                       (b) Each  issued  and  outstanding   share  of  Play  Co.
                           California common stock was exchanged for fifty (50) shares of Play Co. Delaware common stock. Each issued and outstanding share of Play Co. California Series A, B and C preferred stock was exchanged for one share of Play Co. Delaware Series A, B and C preferred stock.

- --------------------------------------------------------------------------------


                                                                   PLAY CO. TOYS
                                           (A SUBSIDIARY OF AMERICAN TOYS, INC.)

                                                   NOTES TO FINANCIAL STATEMENTS



12. EQUITY            In June 1994,  the Company issued 150,000 shares of common
    TRANSACTIONS      stock. Of these shares,  50,000 were issued to each of two
    (CONTINUED)       officer/directors  of the Company for an aggregate $1,000.
                      Such shares were  assigned a value equal to fifty  percent
                      (50%) of the then proposed public offering price. As a result, the Company recorded compensation expense of $249,000 (100,000 shares at $2.50 per share less $1,000).
                      The remaining 50,000 shares were issued to the Company's legal counsel in lieu of legal services. These shares were also assigned a value equal to fifty percent (50%) of the proposed public offering price. Accordingly, the Company recorded $125,000 (50,000 shares at $2.50 per share) as costs of its initial public offering discussed below. For the statement of cash flows for the year ended March 31, 1995, $125,000 has been deducted from initial public offering costs as this amount represents a non-cash charge
                      (Note 13).

                      On November 9, 1994, the Company completed its initial public offering of securities whereby the Company sold 784,950 units at $5.00 per unit, each of which comprises one share of the Company's $.01 par value common stock and one redeemable warrant to purchase one share of the Company's common stock at a purchase price of $7.00. The Company received net proceeds of $2,895,613 after deducting underwriting commissions, discounts and other offering expenses of $1,029,137.

                      The above mentioned warrants can be exercised during the twenty-four month period ending February 6, 1997. No warrants were exercised during the years ended March 31, 1996 and 1995.

                      See Notes 3 and 4 regarding the issuance of other warrants and options.

                      In connection with completion of the Company's initial public offering, the Company sold to the underwriter, for $700, five year warrants (the "Underwriter's Warrants") to purchase from the Company an aggregate of 70,000 units. Each unit comprises one share of the Company's $.01 par value common stock and one redeemable warrant to purchase one share of the Company's common stock at a purchase price of $7.00. The Underwriter's Warrants are exercisable at a price of $7.25 per unit for a four year period commencing November 2, 1995. No underwriter warrants were exercised during the year ended March 31, 1996.

                      Concurrent with completion of the Company's initial public offering, all of the 250,000 shares of Series A preferred stock outstanding were converted into 119,050 shares of the Company's common stock.

- --------------------------------------------------------------------------------


                                                                   PLAY CO. TOYS
                                           (A SUBSIDIARY OF AMERICAN TOYS, INC.)

                                                   NOTES TO FINANCIAL STATEMENTS






12. EQUITY            The Company  entered  into various  consulting  agreements
    TRANSACTIONS      with the  underwriter  and granted the underwriter a right
    (CONTINUED)       of first  refusal to act as  underwriter  or agent for any public  or  private  offering  of  the  securities  of the
                      Company,  or any  successor or  subsidiary  of the Company made during the five year period following the date of the prospectus.  The underwriter's  ability to render services in  accordance  with  the  agreements  and  the  Company's obligation  to  compensate  the  underwriter  for services provided is  uncertain.  In February,  1995,  the National
                      Association  of  Securities  Dealers,  Inc.  (the  "NASD")
                      halted the  underwriter's  market making operations due to the underwriter's inability to meet the NASD's net capital requirements,  which requires a broker/dealer  to maintain certain levels of cash and other liquid assets in order to
                      meet  its   obligations.   The   underwriter   ceased  all
                      operations  after losing its market  making  ability.  The market for the Company's securities has been significantly affected  and may  continue  to be affected by the loss of
                      the    underwriter's    participation   in   the   market.
                      Additionally, the loss of the underwriter's market making activities has decreased significantly the liquidity of an investment in such securities.

                      In January 1995, all of the shares of Series C preferred stock were converted into 428,580 shares of the Company's common stock.



13. SUPPLEMENTAL      Cash paid for income taxes and interest was as follows:
    CASH FLOW
    INFORMATION


                      Year ended March 31,                    1996                                  1995
                      -----------------------------------------------------------------------------------

                      Interest paid                       $464,832                              $218,922
                      -----------------------------------------------------------------------------------



                      Income taxes                        $    800                              $    800
                      -----------------------------------------------------------------------------------


                      For the year ended March 31, 1996, non-cash financing activities include the extinguishment of stockholders notes payable and related accrued interest, aggregating $1,399,044, in exchange for one share of Series D preferred stock (Note 6) and the issuance of common stock options aggregating $458,000 (Notes 3 and 4).


                      For the year ended March 31, 1995, non-cash financing activities include the issuance of 150,000 shares of common stock for compensation and services ($375,000) and the conversion of Series A and Series C preferred stock to 119,050 and 428,580 shares of common stock (Note 12).

- --------------------------------------------------------------------------------


                                                                   PLAY CO. TOYS
                                           (A SUBSIDIARY OF AMERICAN TOYS, INC.)

                                                   NOTES TO FINANCIAL STATEMENTS





14. SUBSEQUENT        Effective  May  9,  1996,  the  Company's  certificate  of
    EVENTS            incorporation was amended, as follows,  reflecting changes authorized and approved by a majority of the Company's common stockholders:

                       (a) The  Company's  name was  changed to Play Co.  Toys &
                           Entertainment Corp.

                       (b) The number of shares of $.01 par value  common  stock
                           the Company is authorized to issue is 30,000,000.

                       (c) The  number of  shares  of $.01 par  value  preferred
                           stock the Company is authorized to issue is 1,469,445 of which 469,444 shares were designated, Series B preferred stock representing shares of Series B preferred stock previously authorized and issued and for which 81,579 shares were outstanding at March 31, 1996 (Note 12), 1 share was designated, Series D preferred stock and 1,000,000 shares were designated, Series E preferred stock.

                      The newly authorized common stock has identical rights to the previously authorized common stock.

                      The holder of the Series D preferred stock is entitled to cumulative annual dividends at the annual rate of 7% and the right to vote at all meetings of the stockholders of the Company, or consent in writing in lieu of voting, solely for the election of the Company's board of directors. The holder of the Series D preferred stock shall vote as a separate class and shall have the sole right to vote for, or consent in writing in lieu of voting, and elect two-thirds (2/3) of the directors of the Company. Such directors shall be known as the "Preferred Directors" and the Series D preferred stockholder shall have the sole right to remove any Preferred Directors with or without cause, at any time, and to fill all vacancies of Preferred Directors.


                      The Series D preferred stock is not redeemable by the Company or the holder.


                      The holder of the Series D preferred stock is entitled to a preference on liquidation, dissolution or winding up of the Company, subordinate to the preference granted to the holders of the Series B preferred stock discussed above. The holder of the Series D preferred stock shall be entitled to be paid an amount in cash equal to $1,400,000 prior to any distributions to the holders of shares of Series E preferred and common stock. Should the

- --------------------------------------------------------------------------------


                                                                   PLAY CO. TOYS
                                           (A SUBSIDIARY OF AMERICAN TOYS, INC.)

                                                   NOTES TO FINANCIAL STATEMENTS








14. SUBSEQUENT        Company's  assets be insufficient to pay the holder of the
    EVENTS            Series D  preferred  stock,  the  holder  of the  Series D
    (CONTINUED)       preferred stock shall share ratably, in any distributions, with any other equivalent securities of the Company that may be established by the Company's board of directors.


                      The Series E preferred stock is non-voting, is not redeemable by the Company or the holders, and holders are entitled to cumulative dividends at $1.00 per share. The Series E preferred stock is convertible into 20 fully paid and nonassessable shares of the Company's common stock, at the holder's option, and at any time during the three year period commencing two years after the issuance of the Series E preferred stock.


                      The holders of the Series E preferred stock are entitled to a preference on liquidation, dissolution or winding up of the Company, subordinate to the preferences granted to the holders of the Series B and Series D preferred stock discussed above. The holders of the Series E preferred stock shall be entitled to be paid an amount in cash equal to $1.00 per share prior to any distributions to the holders of shares of common stock. Should the Company's assets be insufficient to pay the holders of the Series E preferred stock, the holders of the Series E preferred stock shall share ratably, in any distributions, with any other equivalent securities of the Company that may be established by the Company's board of directors.

                            STATEMENT OF DIFFERENCES

The section symbol shall be expressed as ss.