Form 10QSB
period 1996-06-30
PLAY CO TOYS & ENTERTAINMENT CORP
filed 1996-08-09
CIK 927643

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D.C. 20659



[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934.



For the Quarterly period ended        June 30, 1996

Commission File Number     0-25030
PLAY CO. TOYS & ENTERTAINMENT CORP.
(Exact Name of Registrant as specified in its charter)

Delaware                                94-3024222
(State or other jurisdiction of    (I.R.S. incorporation or organization)
Employer ID No.)



550 Rancheros Drive,  San Marcos,  California 92069
(Address of principle executive offices) (Zip Code)

                     (619) 471-4505
(Registrant's telephone number, including area code)


                     PLAY CO. TOYS
(Former name, former address and formal fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.


 YES [ X ]     NO [   ]


Common Stock, $.01 par value:  3,863,530 shares outstanding as of June
30, 1996.
                             - 1 -

               PLAY CO. TOYS & ENTERTAINMENT CORP.

                        TABLE OF CONTENTS



                                                            PAGE

PART I.   FINANCIAL INFORMATION:

Item 1.   FINANCIAL STATEMENT

          Condensed balance sheet as of
                 June 30, 1996.                                    3

             Condensed statements of Operations
                 for the three months ended June 30,
                 1996 and 1995.                                    4

          Condensed statements of cash flows for
          the three months ended June 30, 1996
                 and 1995.                                         5

          Notes to condensed financial statements                  6


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
                                                                   9

PART II.  OTHER INFORMATION

Item 5.   Other Information                                        12

          Signatures                                               15










                              - 2 -

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLAY CO. TOYS & ENTERTAINMENT CORP.
CONDENSED BALANCE SHEET
June 30, 1996
(Unaudited)


ASSETS:

Current Assets

Cash                                      $       232,243
Merchandise Inventories                           7,518,770
Accounts Receivable                               107,403

Total Current Assets                              7,858,416

Property and equipment, net                       1,849,863

Other assets                                      650,667

Total Assets                              $       10,358,946


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities

Accounts payable                          $       4,198,289
Line of Credit                                    4,256,793
Accrued and other liabilities                     106,196

Total Current Liabilities                         8,561,278

Deferred Rent                                     177,112

Stockholders' equity                              1,620,556

Total Liabilities and
 Stockholders' Equity                     $       10,358,946

              See accompanying notes to condensed financial statements

PLAY CO. TOYS & ENTERTAINMENT CORP.
CONDENSED BALANCE SHEET
June 30, 1996
(Unaudited)

                                          Three Months Ended June 30,

                                          1996                     1995

Net Sales                        $3,184,903       $4,138,313

Costs and expenses:
Cost of Sales                    2,151,718        2,795,232
Operating expenses               1,837,372        2,400,866
Interest & financing
expense                          179,174          85,509


Total costs and expenses         4,168,264        5,281,606

Net Loss                         $(983,361)        (1,143,293)


Net loss per common share        (0.25)           (0.30)


Weighed average number of common
shares and share equivalents
outstanding                      3,863,530        3,863,530





              See accompanying notes to condensed financial statements

PLAY CO. TOYS & ENTERTAINMENT CORP.
CONDENSED BALANCE SHEET
June 30, 1996
(Unaudited)

                                                  Three Months Ended June 30,

                                                  1996                     1995

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                $(983,361)        $(1,143,293)
Adjustments to reconcile net
 cash used for operating
 activities:

Depreciation and
 Amortization                             149,266         89,160
Preferred stock issued
 for financing charges                    16,000          0

Change in assets and Liabilities
Merchandise Inventories                   (1,259,686)     (770,821)
Other current assets                      163,455         29,284
Accounts payable                          1,320,106       1,244,935
Accrued and other
 liabilities                              (177,415)       (106,457)
Deferred rent liability                   (20,825)        197,380
Accounts receivable                       (72,130)        371,070

Net cash used for operating
 activities                               (864,590)       (88,742)

Cash Flows from investing activities

Purchases of property and
 equipment                                (86,905)        (30,623)
Amounts from stockholder                  0               20,195

Net cash used for investing
 activities                               (86,905)        (10,429)

Cash Flows from financing activities

Borrowings on bank line of credit         853,768         61,491
Repayments of long-term debt and
 capital lease obligations                0               (17,412)
Proceeds from issuance of
 preferred stock                          334,000         0
Payment of accrued dividends              0               (15,931)
Redemption of preferred stock             (87,680)        (122,368)

Net cash provided by
(used for) financing
activities                                1,100,088       (94,220)

Net increase in cash                      148,593         (193,392)
Cash increase (decrease) at beginning
of period                                 83,650          249,925

Cash at end of period                     232,243         56,533


              See accompanying notes to condensed financial statements

PLAY CO. TOYS & ENTERTAINMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 1996
(Unaudited)

NOTE 1.

The interim accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited financial statements for the year ended March 31, 1996. Operating results for the three months ended June 30, 1996 are not necessarily indicative of the results of operations that may be expected for the year ended March 31, 1997.

NOTE 2.

On June 20, 1996, the Company's majority stockholder, American Toys,
Inc. ("American Toys"), which owns 2,548,930 or approximately 66.0% of the 3,863,530 issued and outstanding shares of the Company's common stock, par value $.01 per share (the "Common Stock") outstanding as of such date, executed a written consent authorizing the Company to amend its Certificate of incorporation such that (i) the Company's Series D Preferred Stock shall be convertible into shares of the Company's Common Stock at the average closing bid price for the thirty (30) days prior to the written notice of conversion and (ii) the Company's Series E Preferred
Stock shall be separated into two classes, 6,000,000 shares of which shall be designated the Class I Series E Preferred Stock, which shares shall be convertible at any time into twenty fully paid and nonassessable shares of the Company's Common Stock, par value $.01 per share and the remaining 14,000,000 shares of which shall be designated the Class II Series E Preferred Stock, which shares will be convertible two (2) years from issuance into twenty fully paid and nonassessable shares of the Company's Common Stock, par value $.01 per share. Under Section 228 of the General Corporation Law of the State of Delaware, any action requiring the consent of the stockholders at an annual or special meeting of the stockholders of the Company, may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the Company.

On May 3, 1996, the Corporation held an annual meeting of its stockholders, at which time it proposed to its stockholders (i) the election of three persons nominated by the Board of Directors as Directors, (ii) the authorization of an amendment to the Corporation's Certificate of Incorporation to effect a change of the name of the Corporation from Play Co. Toys to Play Co. Toys & Entertainment Corp., (iii) the authorization of an amendment to the Corporation's Certificate of Incorporation to authorize one share of Preferred Stock, par value $.01 per share, as the "Series D Preferred Stock" and (iv) the authorization to increase the number of authorized shares of Common Stock to 410,000,000 shares and to authorize 20,000,000 shares of Preferred Stock, par value $.01 per share, as the "Series E Preferred Stock". All proposals were adopted by the stockholders and an amendment to the Corporation's Certificate of Incorporation file with the State of Delaware. The Certificate of amendment as filed, amended the name of the Corporation, authorized a share of Series D Preferred Stock, authorized 1,000,000 shares of the Series E Preferred Stock and increased the authorized shares of Common
Stock to 30,000,000. As shares of the Series E Preferred Stock are issued, additional shares may be authorized from time to time.

On June 30, 1996, in return for the issuance of 334,000 shares of Series E Preferred Stock, Europe American Capital Corp. ("EACC") provided the Company with $334,000. These shares of Series E Preferred Stock will be designated Class I Series E Preferred Stock. An additional 16,000 shares of Class I Series E Preferred Stock were issued in relation to $16,000 of expenses incurred to effect the transaction.
                                         -7-
In April 1996, the Company converted 528,070 of debt consisting of a $500,000 note payable and accrued expenses to the EACC into 528,000 shares of Series E Preferred Stock. The Series E Preferred Stock is non voting, provides for accumulated annual dividends at $1.00 per share, and is convertible into 20 shares of Common Stock for each share of Series E Preferred Stock, at the holder's option at any time during the three year period commencing two years after the issuance of Series E Preferred Stock.

NOTE 3.

On February 1, 1996, the Company entered into a "Loan and Security Agreement" (the "Loan Agreement") with Congress Financial Corporation ("Congress"). Funds drawn on February 7, on the loan agreement of $2,000,000 were used to repay the amounts due under a previous line of credit arrangement with Imperial Bank, effectively terminating that borrowing arrangement. The Loan Agreement provides for maximum borrowings of $7,000,000 based on the "Cost Value of Eligible Inventory" as defined in the Loan Agreement. The only material financial covenant in the Loan Agreement is the requirement that the Company maintain at all times an adjusted net worth of not less than $500,000. The Loan Agreement requires the payment of a quarterly service fee of $8,750, is secured by substantially all assets of the Company and is further collateralized by the $2,000,000 letter of credit originally provided for the benefit of Imperial Bank. Interest on outstanding balances is charged at prime plus 1.5%. The Loan Agreement matures February 1, 1998. Congress can extend the Loan Agreement for an additional year at its option.

NOTE 4.

In June 1996, American Toys, pursuant to the consent of its majority stockholder, Mister Jay Fashions International, Inc., authorized the conversion of its one share of Series D Preferred Stock into 1,157,028 shares of the Company's Common Stock based upon the average closing bid price ($1.21) of the Company's shares for the period from March 1, 1996 to May 31, 1996 in accordance with the provisions of the Company's Certificate of

 Incorporation as 4amended 4by the consent of American Toys on June 20, 1996 (See Note 2). The conversion results in American Toys holding 3,705,958 shares of the total 5,020,881 shares issued and outstanding after the conversion, or approximately 74%. In addition, American Toys authorized the spin-off of its total investment in the Company's Common Stock by distributing the shares to the shareholders of American Toys. As a result, Mister Jay Fashions International, Inc., the majority stockholder of American Toys will become the majority stockholder of the Company.


ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

For the three months ended June 30, 1996 compared to the three months ended June 30, 1995.

Sales for the three months ended June 30, 1996 decreased to $3,184,903 from $4,138,313. This represents a decrease of $953,410 or approximately
23%. Approximately $442,000 of the decrease in sales is directly attributable to the decreased sales of Milk Cap game products and the reduction of one retail store location. Additionally, retail store sales for the three months ended June 30, 1996 decreased by approximately 14.5% from the sales level achieved for the three months ended June 30, 1995. The Company operated 17 and 18 retail locations during the three month period ended June 30, 1996 and 1995. Wholesale sales of non-milk cap game products decreased slightly to $152,853 for the three month period ended
June 30, 1996 from $153,622 for the three month period ended June 30, 1995.

Gross profit decreased slightly to 32.44% for the three months ended June 30, 1996 from 32.46% for the three months ended June 30, 1995.

Operating expenses decreased to $1,837,372 (or 57.69% of net sales) from $2,400,866 (or 58.02% of net sales). Such decrease of approximately $563,494 or 23.47%, is primarily attributable to decreased payroll expense due to the re-organizing of personnel and decreased supplies and expenses required for the milk-cap game program.

Interest and financing expense for the three months period ended June 30, 1996 increased to $179,174 from $85,509 for the three month period ended March 31, 1996. The $179,174 of interest for the three month period ending June 30, 1996 includes $91,858 incurred on borrowings on the Company's bank financing agreement and $53,686 of amortization of financing costs incurred to obtain the credit arrangement.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996 the Company had a working capital deficit of $702,862.

On February 1, 1996, the Company entered into a "Loan and Security Agreement" (the "Loan Agreement") with Congress Financial Corporation ("Congress"). Funds drawn on February 7, on the loan agreement of $2,000,000 were used to repay the amounts due under a previous line of credit arrangement with
Imperial Bank, effectively terminating that borrowing arrangement.  The
Loan Agreement provides for maximum borrowings of $7,000,000 based on the "Cost Value of Eligible Inventory" as defined in the Loan
Agreement. The only material financial covenant in the Loan Agreement is the requirement that the Company maintain at all times an adjusted net worth of not less than $500,000. The Loan Agreement requires the payment of a quarterly service fee of $8,750, is secured by substantially all assets of the Company and is further collateralized by the $2,000,000 letter of credit originally provided for the benefit of Imperial Bank. Interest on outstanding balances is charged at prime plus 1.5%. The Loan Agreement matures February 1, 1998. Congress can extend the Loan Agreement for an additional year at its option. The balance outstanding under the Loan Agreement totalled $4,256,793 as of June 30, 1996.

Sources of funds to repay obligations as described above, are typically generated from sales during the peak selling season from October to December of each year.

Approximately 45 to 49% of the Company's annual sales are generated during the months of October through December due to the significant seasonality of the toy industry. Vendors generally extend terms during the balance of the year. Vendors are generally repaid in December and January of each year, at a time when inventory levels are significantly reduced.

The Company believes that its cash on hand, together with its new credit facility, will be sufficient to meet its working capital needs during fiscal year ending March 31, 1997.

Trends Affecting Liquidity, Capital Resources and Operations.

The Company's sales efforts are aimed primarily at a defined geographic segment, consisting of individuals in the southern California area. The Company's future financial performance will depend upon continued demand for toys and hobby items by individuals within southern California. Such demand is dependent to a great degree upon general economic conditions within this geographic market area, the Company's ability to lease favorable locations for new stores, to purchase product at favorable prices on favorable terms, changes in consumer preferences and its ability to compete in the industry.

The toy and hobby retail industry faces a number of potentially adverse business conditions including price and gross margin pressure and market consolidation and domination. The domination of the toy industry by Toys
R Us has resulted in increased price competition among various toy retailers and declining gross margins for such retailers. Moreover, the domination of Toys R Us has resulted in liquidation or bankruptcy of many toy retailers throughout the United States including the southern California market.
There can be no assurance that the Company's business strategy will enable it to compete effectively in the toy industry.

Management knows of no trends reasonably expected to have a material impact upon the Company's operations or liquidity in the foreseeable future.

The Company's operating history has been characterized by narrow profit margins and, accordingly, the Company's earnings will depend significantly on its ability to purchase its product on favorable terms, to obtain store locations on favorable terms, to retail a large volume and variety of products efficiently and to provide quality support services. The Company's prices are, in part, based on market surveys of its competitors prices, primarily those of Toys R Us. As a result, aggressive pricing policies, such as those used by Toys R Us, have resulted in the Company reducing its retail prices on many items, thereby reducing the available profit margin. Moreover, increases in expenses or other charges to income may have a material adverse effect on the Company's results of operations. There can be no assurance that the Company will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to increase profitability.

Immediately after the Christmas season, the Company begins purchasing inventory which has been depleted as a result of seasonal sales patterns. Thus, although significant reductions in accounts payable are made in January, accounts payable levels are expected to immediately increase as a result of new inventory purchases.

As of March 31, 1996, the Company has net operating loss ("NOL") carryforwards of approximately $5,000,000 and $3,000,000 for federal and California income tax purposes. The federal NOL's are available to offset future taxable income through March 31, 2011 while the California NOLs are available through March 31, 2001. Such NOLs could have a positive effect on the Company's cash flow in future profitable years resulting from reduced income tax liabilities. Losses from operations for the three months ended June 30, 1996 increase the Federal and California NOLs available to offset future income. However, the utilization of such NOLs may be subject to limitation under the Tax Reform Act of 1986 should ownership changes, such as those resulting from the exercise of stock purchase options to acquire common stock as well as the issuance of Series D and Series E Preferred Stock, or the conversion of Series E Preferred Stock into shares of Common Stock, result in a cumulative greater than 50% ownership change during the three year testing period.

Inflation and Seasonality.

During the past few years, inflation in the United States has been relatively stable. In management's opinion, this is expected to continue for the foreseeable future. However, should the American economy again experience double digit inflation rates, as has been the case in the past, the impact on prices could adversely affect the Company's operations.

The Company's business is highly seasonable with a large portion of its revenues being derived during the months of October through December. Accordingly, the Company is required to obtain substantial short-term borrowing during the first three quarters of the calendar year in order to purchase inventory for capital and for operational expenditures. The Company's past history of negative cash flows during the fiscal year are partially the result of its seasonal business nature. The Company's cash flows are negative for most months prior to the Christmas season. Thus the Company's negative cash flow for all months except October through December are being serviced via the Company's line of credit and special credit terms with vendors. Historically, the Creditors extending special credit terms have been repaid in December and in the fourth fiscal quarter.


PART II -  OTHER INFORMATION

Item 1  -  Legal Proceedings:

              N O N E

Item 2  -  Changes in Securities:

              N O N E

Item 3  -  Defaults Upon Senior Securities:

              N O N E

Item 4  -  Submission of Matters to a Vote of Security Holders:

              N O N E


Item 5  -  Other Information:

On June 20, 1996, the Company's majority stockholder, American Toys, Inc. ("American Toys"), which owns 2,548,930 or approximately 66.0% of the 3,863,530 issued and outstanding shares of the Company's common stock, par value $.01 per share

(the "Common Stock") outstanding as of such date, executed a written consent authorizing the Company to amend its Certificate of incorporation such that (i) the Company's Series D Preferred Stock shall be convertible into shares of the Company's Common Stock at the average closing bid price for the thirty (30) days prior to the written notice of conversion and
(ii) the Company's Series E Preferred Stock shall be separated into two classes, 6,000,000 shares of which shall be designated the Class I Series
E Preferred Stock, which shares shall be convertible at any time into twenty fully paid and nonassessable shares of the Company's Common Stock, par value $.01 per share and the remaining 14,000,000 shares of which shall be designated the Class II Series E Preferred Stock, which shares will be convertible two (2) years from issuance into twenty fully paid and nonassessable shares of the Company's Common Stock, par value $.01 per share. Under Section
228 of the General Corporation Law of the State of Delaware, any action requiring the consent of the stockholders at an annual or special meeting of the stockholders of the Company, may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the Company.

On May 3, 1996, the Corporation held an annual meeting of its stockholders, at which time it proposed to its stockholders (i) the election of three persons nominated by the Board of Directors as Directors, (ii) the authorization of an amendment to the Corporation's Certificate of Incorporation to effect a change of the name of the Corporation from Play Co. Toys to Play Co. Toys & Entertainment Corp., (iii) the authorization of an amendment to the Corporation's Certificate of Incorporation to authorize one share of Preferred Stock, par value $.01 per share, as the "Series D Preferred Stock" and (iv) the authorization to increase the number of authorized shares of Common Stock to 410,000,000 shares and to authorize 20,000,000 shares of Preferred Stock, par value $.01 per share, as the "Series E Preferred Stock". All proposals were adopted by the stockholders and an amendment to the Corporation's Certificate of

Incorporation file with the State of Delaware. The Certificate of amendment as filed, amended the name of the Corporation, authorized a share of Series D Preferred Stock, authorized 1,000,000 shares of the Series E Preferred Stock and increased the authorized shares of Common Stock to 30,000,000. As shares of the Series E Preferred Stock are issued, additional shares may be authorized from time to time.

On June 30, 1996, in return for the issuance of 334,000 shares of Series E Preferred Stock, Europe American Capital Corp. ("EACC") provided the Company with $334,000. These shares of Series E Preferred Stock will be designated Class I Series E Preferred Stock. An additional 16,000 shares of Class I Series E Preferred Stock were issued in relation to $16,000 of expenses incurred to effect the transaction.

In April 1996, the Company converted 528,070 of debt consisting of a $500,000 note payable and accrued expenses to the EACC into 528,000 shares of Series E Preferred Stock. The Series E Preferred Stock is non voting, provides for accumulated annual dividends at $1.00 per share, and is convertible into 20 shares of Common Stock for each share of Series E Preferred Stock, at the holder's option at any time during the three year period commencing two years after the issuance of Series E Preferred Stock.

In June 1996, American Toys, pursuant to the consent of its majority stockholder, Mister Jay Fashions International, Inc., authorized the conversion of its one share of Series D Preferred Stock into 1,157,028 shares of the Company's Common Stock based upon the average closing bid price ($1.21) of the Company's shares for the period from March 1, 1996 to May 31, 1996 in accordance with the provisions of the Company's Certificate of Incorporation as amended by the consent of American Toys on June 20, 1996 (See Note 2). The conversion results in American Toys holding 3,705,958 shares of the total 5,020,881 shares issued and outstanding after the conversion, or approximately 74%. In addition, American Toys authorized the spin-off of its total investment in the Company's Common Stock by distributing the shares to the shareholders of American Toys. As a result, Mister Jay Fashions International, Inc., the majority stockholder of American Toys will become the majority stockholder of the Company.

Item 6  -  Exhibits and Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:           August 9, 1996





PLAY CO. TOYS & ENTERTAINMENT CORP.


By: /s/ Richard L. Brady
    Richard L. Brady
    President


By: /s/ Angela R. Burnett
    Angela R. Burnett
    Chief Financial Officer