Form 10KSB/A
period 1996-03-31
PLAY CO TOYS & ENTERTAINMENT CORP
filed 1996-09-04
CIK 927643

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                   FORM 10-KSB\A
                                                    (Mark One)

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
(State or other jurisdiction of              (I.R.S. Employer Identification
Incorporation or organization)               No.)


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

The aggregate market value of the voting stock on July 12, 1996 (consisting of Common Stock, par value $.01 per share) held by non-affiliates was approximately $2,469,551.80, based upon the average bid and asked prices for such Common Stock on said date ($2.19), as reported by a market maker.  On such date, there were 3,863,530 shares of Registrant's Common Stock outstanding.

                                                    SIGNATURES


            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of September, 1996.

                                   PLAY CO. TOYS & ENTERTAINMENT CORP.



             By:                   \s\ Richard Brady
                                   Richard Brady, Chief Executive
                                   Officer and President


            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



\s\ Ilan Arbel                  Chairman of                         09/03/96
Ilan Arbel                      Board of Directors                  Date


\s\ Richard Brady               Chief Executive Officer             09/03/96
Richard Brady                   and President                       Date


\s\ Sheikhar Boodram            Director                            09/03/96
Sheikhar Boodram                                                    Date


\s\ Angela Burnett              Chief Financial Officer             09/03/96
Angela Burnett                  and Secretary                       Date


\s\ Alan Berkun                 Director                            09/03/96
Alan Berkun                                                         Date