Form 10QSB/A
period 1996-06-30
PLAY CO TOYS & ENTERTAINMENT CORP
filed 1996-09-06
CIK 927643

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



Dated:          September 5, 1996





PLAY CO. TOYS & ENTERTAINMENT CORP.


By: /s/ Richard L. Brady
    Richard L. Brady
    President


By: /s/ Angela R. Burnett
    Angela R. Burnett
    Chief Financial Officer











                              - 16 -