Form 10QSB
period 1996-09-30
PLAY CO TOYS & ENTERTAINMENT CORP
filed 1996-11-14
CIK 927643

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D.C. 20659



                 [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly period ended September 30, 1996



                        Play Co. Toys & Entertainment Corp.
              (Exact Name of Registrant as specified in its charter)


Delaware                                          94-3024222
(State or other jurisdiction of            ( I.R.S. Employer ID No.)
incorporation or organization).

550 Racheros Drive, San Marcos, California                 92069
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


                                        YES [ X ]     NO [   ]


Common Stock, $.01 par value: 11,700,558 shares outstanding as of September 30, 1996.

               PLAY CO. TOYS & ENTERTAINMENT CORP.

          TABLE OF CONTENTS




                                                                   PAGE

PART I.       FINANCIAL INFORMATION:

Item 1.       FINANCIAL STATEMENTS

Condensed balance sheet as of September 30, 1996.                  3

Condensed statements of operations for the three
and six months ended September 30, 1996 and 1995.                  4

Condensed statements of cash flows for
the six months ended September 30, 1996 and 1995.                  5

Notes to condensed financial statements                            6

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS.                                          9

PART II.      OTHER INFORMATION

Item 5.   Other Information                                        13

Signatures                                                         14

PART 1.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PLAY CO. TOYS & ENTERTAINMENT CORP.
CONDENSED BALANCE SHEET
September 30, 1996
(Unaudited)

ASSETS:
Current Assets

Cash                                                       $ 80,610
Merchandise inventories                                    8,969,665
Accounts receivable                                        293,557

Total Current Assets                                       9,343,832

Property and equipment, net                                1,898,857

Other assets                                               567,269

Total Assets                                               $ 11,809,958

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable                                           $ 4,993,488
Line of credit                                             5,480,972
Accrued and other liabilities                              8,809

Total Current Liabilities                                  10,483,269

Deferred rent                                              177,112

Stockholders' equity                                       1,149,577
                                                                                          -------------------
Total Liabilities & Stockholders' Equity                   $ 11,809,958
                                                                                        ============

See accompanying notes to condensed financial statements.

PLAY CO. TOYS & ENTERTAINMENT CORP.
CONDENSED STATEMENT OF OPERATIONS
September 30, 1996
 (Unaudited)



                                                           Three Months Ended September 30,   Six Months Ended September 30,
                                                           1996              1995             1996              1995
Net sales                                                  $3,666,218        $3,967,276       $6,851,121        $8,105,590

Cost of sales                                              2,528,783         2,633,348        4,680,501         5,428,579
Operating expenses                                         1,921,500         2,062,297        3,758,872         4,492,008
Interest & financing expense                               186,913           96,042           366,087           181,551

Total costs & expenses                                     4,637,196         4,791,687        8,805,460         10,102,138

Net loss                                                   $(970,798)        $(824,411)       $(1,954,339)      $(1,996,548)



Net loss per common share                                  $(0.20)           $(0.21)          $(0.45)           $(0.52)


Weighed average number of
common shares and share
equivalents                                                4,814,786         3,863,530        4,339,158         3,863,530



See accompanying notes to condensed financial statements

PLAY CO. TOYS & ENTERTAINMENT CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                             Six Months Ended September 30,
                                                                             1996                      1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                                    $(1,954,339)              $(1,996,548)

Adjustments to reconcile net loss to net cash used for operating activities:

Depreciation and amortization                                                298,532                   172,320
Preferred stock issued for financing charges                                 16,000                    0

Change in assets and liabilities:
Merchandise inventories                                                      (2,710,581)               (1,845,551)
Other current assets                                                         193,165                   26,569
Accounts payable                                                             2,115,304                 2,140,037
Accrued and other liabilities                                                (274,802)                 (30,920)
Deferred rent liability                                                      (20,825)                  192,578
Accounts receivable                                                          (258,284)                 317,797

Net cash used for operating activities                                       (2,595,830)               (1,023,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                          (231,477)                 (67,067)

Amounts from stockholder                                                     0                         17,788

Net cash used for investing activities                                       (231,477)                 (49,279)
                                                                             ---------------           ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank line of credit                                            2,077,947                 1,092,361
Repayments of long-term debt and capital lease obligations                   0                         (41,179)
Proceeds from issuance of preferred stock                                    834,000                   0
Payment of accrued dividends                                                 0                         (15,931)
Redemption of preferred stock                                                (87,680)                  (122,368)
                                                                             --------------            --------------
Net cash provided by financing activities                                    2,824,267                 912,883
                                                                             --------------            --------------

Net decrease in cash                                                         (3,040)                   (160,114)
Cash at beginning of period                                                  83,650                    249,925
                                                                             -------------             ---------------
Cash at end of period                                                        $80,610                   $89,811
                                                                             =======                   ========

See accompanying notes to condensed financial statements

 PLAY CO. TOYS & ENTERTAINMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 1996
(Unaudited)

NOTE 1.

The interim accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited financial statements for the year ended March 31, 1996. Operating results for the three and six months ended September 30, 1996 are not necessarily indicative of the results of operations that may be expected for the year ended March 31, 1997.

NOTE 2.

On June 20, 1996, the Company's majority stockholder, American
Toys, Inc. ("American Toys"), which name was changed to U.S.
Wireless Corporation as of October 12, 1996, which owned
2,548,930 or approximately 66.0% of the 3,863,530 issued and outstanding shares of the Company's common stock, par value $.01 per share the ("Common Stock") outstanding as of such date, executed a written consent authorizing the Company to amend its Certificate of incorporation such that (i) the Company's Series D Preferred Stock shall be convertible into 1,157,028 shares of the Company's Common Stock based on the average closing bid price for the ninety (90) day period from March 31, 1996 to May 30, 1996 and (ii) the Company's Series E Preferred Stock shall be separated into two classes, 1,900,000 shares of which shall be designated the Class I Series E Preferred Stock, which shares shall be convertible at any time into twenty shares of the Company's
Common Stock, par value $.01 per share and the remaining
100,000 shares of which shall be designated the Class II Series E Preferred Stock, which shares will be convertible two (2) years from issuance into twenty shares of the Company's Common Stock.
Under Section 228 of the General Corporation Law of the State of Delaware, any action requiring the consent of the stockholders at an annual or special meeting of the stockholders of the Company, may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the Company.

On May 3, 1996, the Corporation held an annual meeting of its stockholders, at which time it proposed to its stockholders (i) the election of three persons nominated by the Board of Directors as Directors, (ii) the authorization of an amendment to the Corporation's Certificate of Incorporation to effect a change of the name of the Corporation from Play Co. Toys to Play Co. Toys & Entertainment Corp., (iii) the authorization of an amendment to the Corporation's Certificate of Incorporation to authorize one share of Preferred Stock, par value $.01 per share, as the "Series D Preferred Stock" and (iv) the authorization to increase the number of authorized shares of Common Stock to 410,000,000 shares and to authorize 20,000,000 shares of Preferred Stock, par value $.01 per share, as the "Series E Preferred Stock". All proposals were adopted by the stockholders and an amendment to the Corporation's Certificate of Incorporation filed with the State of Delaware. The Certificate of amendment as filed, amended the name of the Corporation, authorized a share of Series D Preferred Stock, authorized 1,000,000 shares of the Series E Preferred Stock and increased the authorized shares of Common Stock to 30,000,000.
As shares of the Series E Preferred Stock are issued, the Company shall amend its certificate of incorporation to increase the authorized number of shares of the Series E Preferred Stock and shares of Common Stock underlying same.

On June 30, 1996, Europe American Capital Corp. ("EACC") exercised its option to purchase 334,000 shares of the Series E Preferred Stock for $334,000. These shares of Series E Preferred Stock were designated Class I Series E Preferred Stock. EACC is a company in which Yair Arbel, Ilan Arbel's brother was the sole officer and director. In August, 1996, EACC transferred all 334,000 shares to Ilan Arbel, its newly elected President and Director. Simultaneously, Mr. Arbel transferred such shares to Mister Jay Fashions International, ("Mr. Jay"), a company in which he is the president, a director and principal stockholder. On September 12, 1996, the 334,000 shares of Series E Preferred Stock was converted into 6,680,000 shares of Common Stock, whereby Mr Jay became the majority stockholder of the Company.

In April 1996, the Company converted $528,070 of debt consisting of a $500,000 note payable and accrued expenses to the EACC into 528,000 shares of Series E Preferred Stock. The Series E Preferred Stock is non voting, provides for accumulated annual dividends at $1.00 per share, and is convertible into 20 shares of Common
Stock for each share of Series E Preferred Stock, at the holder's option at any time during the three year period commencing two years after the issuance of Series E Preferred Stock, all of which shares were converted into Class I Series E Preferred Stock.

On October 10, 1996, EACC exercised its option to purchase an aggregate of 500,000 shares of the Series E Class I Preferred Stock. EACC transferred 200,000 shares to Multimedia Concepts
International, Inc. and 300,000 shares to VermongenStreuhand
G.M.B.H an Austrian Corporation.


NOTE 3.

On February 1, 1996, the Company entered into a "Loan and
Security Agreement" (the "Loan Agreement") with Congress
Financial Corporation ("Congress"). Funds drawn on February 7, on the loan agreement of $2,000,000 were used to repay the amounts due under a previous line of credit arrangement with Imperial Bank, effectively terminating that borrowing arrangement.
The Loan Agreement provides for maximum borrowings of $7,000,000 based on the "Cost Value of Eligible Inventory" as defined in the Loan Agreement. The only material financial covenant in the Loan Agreement is the requirement that the Company maintain at all times an adjusted net worth of not less than $500,000. The Loan Agreement requires the payment of a quarterly service fee of $8,750, is secured by substantially all assets of the Company and is further collateralized by a $2,000,000 letter of credit provided by EACC. As payment for the issuance of the letter of credit the Company granted EACC an option to purchase up to 20,000,000 shares of its Series E Preferred stock. Interest on outstanding balances is charged at prime plus 1.5%. The Loan
Agreement matures February 1, 1998. Congress can extend the
Loan Agreement for an additional year at its option.

NOTE 4.
In June 1996, American Toys, pursuant to the consent of its majority stockholder, Mister Jay Fashions International, Inc., authorized the conversion of its one share of Series D Preferred Stock into 1,157,028 shares of the Company's Common Stock based upon the average closing bid price ($1.21) of the Company's shares for the period from March 1, 1996 to May 31, 1996 in accordance with the provisions of the Company's Certificate of Incorporation as amended by the consent of American Toys on June 20, 1996 (See Note 2). The conversion resulted in American Toys owning 3,741,958 shares of the total 5,020,558 shares issued and outstanding after the conversion, or approximately 74%. In addition, American Toys authorized the spin-off of its total investment in the Company's Common Stock by distributing the shares to its stockholders of record on August 15, 1996.





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

For the three months ended September 30, 1996 compared to the three months ended September 30, 1995.

Sales for the three months ended September 30, 1996 decreased to $3,666,218 from $3,967,276. This represents a decrease of $301,058 or approximately 7.6%. Retail store sales for the three months ended September 30, 1996 decreased by approximately
9.1% from the sales level achieved for the three months ended September 30, 1995. The Company operated 17 retail locations during each of the three month periods ended September 30, 1996 and 1995. Wholesale sales increased 17.4% to $262,542 for the three month period ended September 30, 1996 from $223,541 for the three month period ended September 30, 1995.

Gross profit decreased slightly to 31.02% for the three months ended September 30,
1996 from 33.62% for the three months ended September 30, 1995.

Operating expenses decreased to $1,921,500 (or 52.41% of net sales) from $2,062,297 (or 51.98% of net sales). Such decrease of approximately $140,797 or 6.82% is primarily attributable to decreased payroll expense. While operating expenses decreased, the overall percentage of operating expenses to net sales increased due to the larger percentage decrease in net sales for the period. Additionally, the increase in operating expenses as a percentage of net sales results from the relative level of fixed costs, such as rent and minimum payroll requirements which are not subject to changes relative to fluctuations in sales volume.

Interest and financing expense for the three months period ended September 30, 1996 increased to $186,913 from $96,042 for the three month period ended September 30, 1995. The interest for the three month period ending September 30, 1996 was incurred from borrowings on the Company's line of credit and amortization of loan costs totaling $53,686.

For the six months ended September 30, 1996 compared to the six months ended September 30, 1995.

Sales for the six months ended September 30, 1996 decreased to $6,851,121 from $8,105,590. This represents a decrease of $1,254,469 or approximately 15.5%. Approximately $474,000 of the decrease in sales is directly attributable to the decreased sales of Milk Cap game products and the reduction of one retail location. Additionally, retail store sales for the six months ended September 30, 1996 decreased by approximately 11.8% from the sales level achieved for the six months ended September 30, 1995. The
Company operated 17 and 18 retail locations during the six month periods ended September 30, 1996 and 1995. Wholesale sales of non-milk cap game products increased 21.6% to $419,709 for the six month period ended September 30, 1996 from $345,048 for the six month period ended September 30, 1995.

Gross profit decreased slightly to 31.68% for the six months ended September 30, 1996 from 33.03% for the six months ended
September 30, 1995.

Operating expenses decreased to $3,758,872 (or 54.86% of net sales) from $4,492,008 (or 55.42% of net sales). Such decrease of approximately $733,136 or 16.32%, are primarily attributable to decreased payroll expense due to the re-organizing of personnel and decreased supplies and expenses required for the milk-cap game program. While operating expenses decreased, the overall percentage of operating expenses to net sales increased due to the larger percentage decrease in net sales for the period. Additionally, the increase in operating expenses as a percentage of net sales results from the relative level of fixed costs, such as rent and minimum payroll requirements which are not subject to changes relative to fluctuations in sales volume.

Interest and financing expense for the six months period ended September 30, 1996 increased to $366,087 from $181,551 for the six month period ended September 30, 1995. The interest for the six month period ending September 30, 1996 was incurred from borrowings on the Company's bank financing agreement and amortization of loan costs totaling $107,372.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had a working capital deficit of $1,139,437.

On February 1, 1996, the Company entered into a "Loan and
Security Agreement" (the "Loan Agreement") with Congress
Financial Corporation ("Congress"). Funds drawn on February 7, on the loan agreement of $2,000,000 were used to repay the amounts due under a previous line of credit arrangement with Imperial Bank, effectively terminating that borrowing arrangement.
The Loan Agreement provides for maximum borrowings of $7,000,000 based on the "Cost Value of Eligible Inventory" as defined in the Loan Agreement. The only material financial covenant in the Loan Agreement is the requirement that the Company maintain at all times an adjusted net worth of not less than $500,000. The Loan Agreement requires the payment of a quarterly service fee of $8,750, is secured by substantially all assets of the Company and is further collateralized by the $2,000,000 letter of credit originally provided for the benefit of Imperial Bank. Interest on outstanding balances is charged at prime plus 1.5%.
The Loan Agreement matures February 1, 1998. Congress can extend the Loan Agreement for an additional year at its option. The balance outstanding under the Loan Agreement totaled $5,480,972 as of September 30, 1996.

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

The Company believes that its cash on hand, together with its credit facility, will be sufficient to meet its working capital needs during fiscal year ending March 31, 1997.

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

Commencing August 1996, the Company has decided to re-focus its strategy and remodel its existing stores to incorporate integrated educational interactive games and other educational toys with its traditional promotional items.

The toy and hobby retail industry faces a number of potentially adverse business conditions including price and gross margin pressure and market consolidation and domination. The domination of the toy industry by Toys R Us has resulted in increased price competition among various toy retailers and declining gross 0margins for such retailers. Moreover, the domination of Toys R Us has resulted in liquidation or bankruptcy of many toy retailers throughout the United States including the southern California market.

During August and September 1996, the Company remodeled three of its existing stores to include an educational toy department at a cost of $123,370. The cost of which was included in operating expenses for the three months ended September 30, 1996. Adding this new department allows the Company to compete with other educational toy stores, plus the mixture of educational toys and promotional toys gives the customer a broader selection of merchandise. The Company knows of no other retailer who has successfully incorporated the two concepts in a retail operation. The Company expects to generate increased revenues and higher gross margins, however, there is no assurance that such will be realized.

The Company's inclusion of educational sections is expected to have a material impact on the Company's operations and liquidity during the next two years. As noted above, the Company expects revenues to increase from the implementation of this concept, however, additional funds other than generated from operations may be necessary to remodel additional locations. No other source of funds has been identified at this time.

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

During August and September 1996, the Company remodeled three of its existing locations to include an educational toy section. Computer terminals allow customers to try out new computer educational programs, and a theater featuring movies available for sale in the location is operational throughout the day. Allowing the customer and child to have a "hands on" experience before purchasing the merchandise, plus the higher gross margins on educational toys is expected to increase revenues and improve overall gross margins. Remodeling the locations cost approximately $40,000 per store and the Company expects to convert most of its remaining stores to this format during 1997. The Company opened a new store using this new format on November 1, 1996. Financing for the remaining conversions may come in the form of capital leases.

Immediately after the Christmas season, the Company begins purchasing inventory which has been depleted as a result of seasonal sales patterns. Thus, although significant reductions in accounts payable are made in January, accounts payable levels are expected to immediately increase as a result of new inventory purchases.

As of March 31, 1996, the Company has net operating loss
("NOL") carryforwards of approximately $5,000,000 and $3,000,000 for federal and California income tax purposes. The federal NOL's are available to offset future taxable income through March 31, 2011 while the California NOLs are available through March 31, 2001. Such NOLs could have a positive effect on the Company's cash flow in future profitable years resulting from reduced income tax liabilities. Losses from operations for the three months ended June 30, 1996 increase the Federal and California
NOLs available to offset future income. However, the utilization of such NOLs may be subject to limitation under the Tax Reform
Act of 1986 should ownership changes, such as those resulting from the exercise of stock purchase options to acquire common stock as well as the issuance of Series D and Series E Preferred Stock, into shares of Common Stock, result in a cumulative greater than 50% ownership change during the three year testing period.

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

PART II   OTHER INFORMATION

Item 1    Legal Proceedings:

              N O N E

Item 2    Changes in Securities:

              N O N E

Item 3    Defaults Upon Senior Securities:

              N O N E

Item 4    Submission of Matters to a Vote of Security Holders:

              N O N E


Item 5    Other Information:

              N O N E

Item 6.   Exhibits and Reports on Form 8K.

              N O N E

SIGNATURES




In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of November
1996.






              PLAY CO. TOYS & ENTERTAINMENT CORP.


BY:           _________________________
              Richard L. Brady
              President


By:           _________________________
              Angela R Burnett
              Chief Financial Officer