Form 10QSB
period 1996-12-31
PLAY CO TOYS & ENTERTAINMENT CORP
filed 1997-02-13
CIK 927643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20659

                                   FORM 10-QSB

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly period ended                  December 31, 1996


                         Commission File Number 0-25030


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
             (Exact Name of Registrant as specified in its charter)

Delaware                                94-3024222
(State or other jurisdiction of         ( I.R.S. Employer ID No.)
incorporation or organization) .

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

YES [ X ]      NO [ ]


     Common Stock, $.01 par value: 11,700,558 shares outstanding as of December 31, 1996.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.

                                TABLE OF CONTENTS

                                                                                PAGE
PART I.   FINANCIAL INFORMATION:

Item 1.   FINANCIAL STATEMENTS

Condensed balance sheet as of December 31, 1996.                                3

Condensed statements of operations for the
three and nine months ended December 31, 1996 and 1995.                         4

Condensed statements of cash flows for
the nine months ended December 31, 1996 and 1995.                               5

Notes to condensed financial statements                                         6


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS.                                                       8

PART II.  OTHER INFORMATION

Item 5.   Other Information                                                     13

Signatures                                                                      14

PART 1.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                             CONDENSED BALANCE SHEET
                                December 31, 1996
                                   (Unaudited)

ASSETS:
Current Assets
Cash                                                   $177,040
Merchandise inventories                                5,630,995
accounts receivable                                    196,297
                                                       ------------------
Total Current Assets                                   6,004,332

Property and equipment, net                            2,010,625

Other assets                                           628,414
                                                       -------------------
Total Assets                                           $8,643,371
                                                       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:

Accounts payable                                       $3,324.923
Line of credit                                         3,482,476
Accrued and other liabilities                          516,151
                                                       -------------------
Total Current Liabilities                              7,323,550

Deferred rent                                          184,969

Stockholders' equity                                   1,134,852
                                                       -------------------
Total Liabilities & Stockholders' Equity               $8,643,371
                                                       ============

            See accompanying notes to condensed financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                        CONDENSED STATEMENT OF OPERATIONS
                                December 31, 1996
                                   (Unaudited)


                                                  Three Months Ended December 31,         Nine Months Ended December 31,
                                                  1996                1995                1996                1995
                                                  -----               ----                ----                ----
Net sales                                         $9,374,441          $10,216,633         $16,225,561         $18,322,223
                                                  ---------           -----------         -----------         ----------


Cost of sales                                     6,633,783           7,315,199           11,273,998          12,743,778
Operating expenses                                2,927,897           2,571,776           6,727,055           7,069,114
Interest & financing expense                      227,486             144,740             593,572             326,291
                                                  --------            -------             --------            --------

Total costs & expenses                            9,789,166           10,031,715          18,594,625          20,139,183
                                                  ----------          ----------          ----------          ----------

Net income (loss)                                 $(414,725)          $184,918            $(2,369,064)        $(1,816,960)
                                                  =========           ========            ========            ========
Net income (loss)
per common share                                  $(0.04)             $0.05               $(0.46)             $(0.47)
                                                  =========           ========            ========            ========
Weighed average number of
common shares and share
equivalents                                       11,700,558          3,863,530           5,130,788           3,863,530
                                                  ========            ========            =======             =======

            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      December 31,
                                                                      1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $(2,369,064)        $(1,816,960)
Adjustments to reconcile net loss to net
Adjustment  to  reconcile  net loss to net cash used for
operating activities:

Depreciation and amortization                                         525,824             258,480
Preferred stock issued for financing charges                          16,000              0
Preferred stock issued for financing charges                          16,000              0

Change in assets and liabilities:
Merchandise inventories                                               628,089             2,019,510
Accounts receivable                                                   (161,024)           175,461
Other current assets                                                  9,436               92,454
Accounts payable                                                      446,740             (471,615)
Accrued and other liabilities                                         232,537             310,307
Deferred rent liability                                               (12,968)            187,663
Net cash (used for) provided by operating activities                  (684,430)           755,300
                                                                      ---------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                   (447,951)           (315,967)
Amounts from stockholder                                              0                   17,788

Net cash used for investing activities                                (447,951)           (298,179)
                                                                      ---------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on bank line of credit                                 79,451              (374,490)
Repayments of long-term debt and capital lease obligations            0                   (42,045)
Proceeds from issuance of preferred stock                             1,234,000           0
Payment of accrued dividends                                          0                   (15,931)
Redemption of preferred stock                                         (87,680)            (122,368)
                                                                      --------------      --------------
Net cash provided by (used for) financing activities                  1,225,771           (554,834)
                                                                      --------------      --------------

Net increase (decrease) in cash                                       93,390              (97,714)
Cash at beginning of period                                           83,650              249.925
                                                                      -------------       ---------------
Cash at end of period                                                 $177,040            $152,211
                                                                      =======             ========

            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                December 31, 1996
                                   (Unaudited)

NOTE 1.

The interim accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited financial statements for the year ended March 31, 1996. Operating results for the three and nine months ended December 31, 1996 are not necessarily indicative of the results of operations that may be expected for the year ended March 31, 1997.

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

On August 8, 1996, with written consent of the Corporation's majority shareholder, the Company further amended its Certificate of Incorporation to increase the number of authorized shares of Capital Stock from 30,000,001 to 42,000,001, consisting of 40,000,000 shares of Common Stock, par value $.01 per share, 2,000,000 shares of preferred stock, par value $.01 per share, 1,900,000 shares designated Series E Class I Preferred stock and 100,000 shares designated as Series E Class II Preferred stock, and 1 share of Series D Preferred Stock.

On October 10, 1996, EACC exercised its option to purchase 500,000 shares of the Series E Class I Preferred Stock for an aggregate $500,000.

In November 1996, EACC exercised its option to purchase 300,000 shares of the Series E Class I Preferred stock for an aggregate $300,000.

In January 1997, EACC exercised its option to purchase 1,200,000 shares of the Series E Class I Preferred stock for an aggregate $1,200,000


NOTE 3.

On January 16, 1997, the Company acquired inventory, the assignment of three leases, store and corporate office fixtures, the Corporate name and logo, and certain prepaid items from a specialty toy chain, Toys International, pursuant to an Asset Purchase Agreement

The aggregate price of $1,024,184 comprises of $927,000 which represents the original cost of the inventory, $32,184 for certain prepaid expenses, and $65,000 for the balance of the assets. In addition, the Company paid $400,000 as additional rent to the landlord of one of the new locations. In connection therewith, the Company was assigned the leases of the three retail locations for the remaining terms of the lease which expire at various dates between

January 31, 1998 and January 31, 2004 as well as certain operating contracts. The Company paid cash for all amounts except for $265,000 which was in the form of two no interest bearing notes payable; one for $200,000 which requires eight quarterly installments of $25,000 beginning April 16, 1997; and the second note for $65,000 which requires three consecutive monthly payments of $11,667 beginning February 16, 1997 with two final payments of $15,000 on each of May 16, 1997 and June 16, 1997.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

For the three months ended December 31, 1996 compared to the three months ended December 31, 1995.

Sales for the three months ended December 31, 1996 decreased to $9,374,441 from $10,216,633. This represents a decrease of $842,193 or approximately 8.2%. Retail store sales for the three months ended December 31, 1996 decreased by approximately 5.8% from the sales level achieved for the three months ended December 31, 1995. The Company operated 18 retail locations during each of the three month periods ended December 31, 1996, as compared to 19 retail locations during each of the three month periods ended December 31, 1995. Wholesale sales decreased 47.7% to $313,753 for the three month period ended December 31,1996 from $599,513 for the three month period ended December 31, 1995.

Gross profit increased slightly to 29.24% for the three months ended December 31, 1996, from 28.34% for the three months ended December 31, 1995.

Operating expenses increased to $2,927,897 (or 31.23% of net sales) from $2,571,776 (or 25.17% of net sales). Such increase of approximately $356,121 or 12.16% is primarily attributable to increased advertising expense, increased legal and accounting fees, and the costs incurred for remodeling three retail locations.

Interest and financing expense for the three months period ended December 31, 1996 increased to $227,486 from $144,740 for the three month period ended December 31, 1995. The interest for the three month period ending December 31, 1996 was incurred from borrowings on the Company's line of credit and amortization of loan costs totaling $53,686.

For the nine months ended December 31, 1996 compared to the nine months ended December 31, 1995.

Sales for the nine months ended December 31, 1996 decreased to $16,225,561 from $18,322,223. This represents a decrease of $2,096,662 or approximately 11.4%. Approximately $565,000 of the decrease in sales is directly attributable to the decreased sales of Milk Cap game products and the reduction of two retail locations. Additionally, retail store sales for the nine months ended December 31, 1996 decreased by approximately 8.4% from the sales level achieved for the nine months ended December 31, 1995. The Company operated 18 and 20 retail locations during the nine month periods ended December 31, 1996 and 1995. Wholesale sales of non-milk cap game products decreased 13.4% to $740,207 for the nine month period ended December 31, 1996 from $854,500 for the nine month period ended December 31, 1995.

Gross profit increased slightly to 30.52% for the nine months ended December 31, 1996 from 30.44% for the nine months ended December 31, 1995.

Operating expenses decreased to $6,727,055 (or 41.45% of net sales) from $7,069,114 (or 38.58% of net sales). Such decrease of approximately $342,059 or 4.83%, is primarily attributable to decreased payroll expense due to the reduced head count of personnel and decreased supplies and expenses required for the milk-cap game program.

Interest and financing expense for the nine months period ended December 31, 1996 increased to $593,572 from $326,291 for the nine month period ended December 31, 1995. The interest for the nine month period ending December 31, 1996 was incurred from borrowings on the Company's bank financing agreement and amortization of loan costs totaling $161,058.

LIQUIDITY AND CAPITAL RESOURCES

On February 1, 1996, the Company entered into a "Loan and Security Agreement" (the "Loan Agreement") with Congress Financial Corporation ("Congress"). Funds drawn on February 7, on the loan agreement of $2,000,000 were used to repay the amounts due under a previous line of credit arrangement with Imperial Bank, effectively terminating that borrowing arrangement. The Loan Agreement provides for maximum borrowings of $7,000,000 based on the "Cost Value of Eligible Inventory" as defined in the Loan Agreement. The only material financial covenant in the Loan Agreement is the requirement that the Company maintain at all times an adjusted net worth of not less than $500,000. The Loan Agreement requires the payment of a quarterly service fee of $8,750, is secured by substantially all assets of the Company and is further collateralized by the $2,000,000 letter of credit originally provided for the benefit of Imperial Bank. Interest on outstanding balances is charged at prime plus 1.5%. The Loan Agreement matures February 1, 1998. Congress can extend the Loan Agreement for an additional year at its option. The balance outstanding under the Loan Agreement totaled $3,482,476 as of December 31, 1996.

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

At December 31, 1996, the Company had a working capital deficit of $1,319,218.


Trends Affecting Liquidity, Capital Resources and Operations.

The Company's sales efforts are aimed primarily at a defined geographic segment, consisting of individuals in the southern California area. The Company's future financial performance will depend upon continued demand for toy items by individuals within southern California. Such demand is dependent to a great degree upon general economic conditions within this geographic market area, the Company's ability to lease favorable locations for new stores, to purchase product at favorable prices on favorable terms, changes in consumer preferences and its ability to compete in the industry.

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

During August and November 1996, the Company remodeled three of its existing stores to include an educational toy department at an aggregate cost of $228,557. The cost of which was included in operating expenses for the nine months ended December 31, 1996. In November 1996, the Company also added one additional retail location using the new educational toy concept at a cost of $156,654, the cost of which was included in operating expenses for the three months ended December 31, 1996. Adding this new format allows the Company to compete with other educational toy stores, plus the mixture of educational toys and promotional toys gives the customer a broader selection of merchandise. The Company knows of no other retailer who has successfully married the two concepts. The Company expects to generate increased revenues and higher gross margins, however, there is no assurance that such will be realized..

The above mentioned remodeled locations include computer terminals allowing customers to try out new computer educational programs, and a theater featuring movies available for sale in the location is operational throughout the day. Allowing the customer and child to have a "hands on" experience before purchasing the merchandise, plus the higher gross margins on educational toys is expected to increase revenues and improve overall gross margins. Remodeling the locations cost approximately $76,000 per store and the Company expects to convert most of its remaining stores to this format during 1997 and 1998. Financing for the remaining conversions is expected to come in the form of capital leases.

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

On January 16, 1997, the Company acquired inventory, the assignment of three leases, store and corporate office fixtures, the Corporate name and logo, and certain prepaid items from a specialty toy chain, Toys International, pursuant to an Asset Purchase Agreement.

The aggregate price of $1,024,184 comprises of $927,000 which represents the original cost of the inventory, $32,184 for certain prepaid expenses, and $65,000 for the balance of the assets. In addition, the Company paid $400,000 as additional rent to the landlord of one of the new locations In connection therewith, the Company was assigned the leases of the three retail locations for the remaining terms of the lease which expire at various dates between January 31, 1998 and January 31, 2004 as well as certain operating contracts. The Company paid cash for all amounts except for $265,000 which was in the form of two no interest bearing notes payable; one for $200,000 which requires eight quarterly installments of $25,000 beginning April 16, 1997; and the second note for $65,000 which requires three consecutive monthly payments of $11,667 beginning February 16, 1997 with two final payments of $15,000 on each of May 16, 1997 and June 16, 1997.

The three locations are located in up-scale shopping malls located in southern California. Each location carries specialty toy and collectible items which typically command a higher gross profit that the traditional promotional toy lines carried by the Company. The Toys International locations also stock a number of promotional items which are also carried at Play Co. locations but have historically been sold at a higher mark-up. Management expects the operations of these three locations will be enhanced by reducing overhead expenses associated with the operations and additional purchase discounts that are expected to be obtained on promotional merchandise already carried by the Company that is also currently sold in the Toys International locations.

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

The Company has prepared cash flow forecasts for the fiscal year ended March 31, 1998 which management believes, together with available financial institution and manufacturer credit lines will be sufficient to meets its capital requirements for the fiscal year ended March 31, 1998. However, the Company may also require additional capital to redesign current and future retail locations to incorporate its plans to focus on the educational toy market as well as to meet short-term cash flow needs that arise during the year. In that regard, Mr. Ilan Arbel has represented his willingness and ability to provide additional working capital to the Company should such be necessary. The Company is also continuing its search for capital equipment financing, however, while potential creditors have been met with, no such funding has yet been arranged and there is no assurance that such will be arranged.

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

              N O N E

Item 5    Other Information:

              N O N E

Item 6.   Exhibits and Reports on Form 8K.

Exhibit  10.75 - Asset Purchase Agreement, for the purchase of
                 Toys International. To be filed by amendment.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of January , 1997.


                              PLAY CO. TOYS & ENTERTAINMENT CORP.


                              BY: /S/Richard L. Brady
                                  Richard L. Brady
                                  President


                              BY: /s/ Angela Burnett
                                  Angela R Burnett
                                  Chief Financial Officer

                             FINANCIAL DATA SCHEDULE


This schedule contains summary financial information extracted from Balance Sheet, Statement of Operations, Statement of Cash Flows and Notes thereto incorporated in Part I, Item I, of this Form 10-QSB and is qualified in its entirety by reference such financial statements.

PERIOD-TYPE                                               9-MOS
FISCAL-YEAR-END                                           3/31
PERIOD-END                                                DEC-31-1996
CASH                                                      177,040
SECURITIES                                                196,297
ALLOWANCES                                                5,630,995
CURRENT-ASSets                                            6,004,332
PP&E                                                      4,764,302
DEPRECIATION                                              2,753,677
TOTAL-ASSETS                                              8,643,371
CURRENT-LIABILITIES                                       7,323,550
BONDS                                                     0
PREFERRED-MANDATORY                                       0
PREFERRED                                                 0
OTHER-SE                                                  1,134,852
TOTAL-LIABILITIES-AND-EQUITY                              8,643,371
SALES                                                     16,225,561
CgS                                                       11,273,998
TOTAL-COSTS                                               18,594,625
OTHER-EXPENSES                                            6,727,055
LOSS-PROVISION                                            0
INTEREST-EXPENSE                                          593,572
INCOME-PRETAX                                             (2,369,064)
INCOME-CONTINUING                                         0
DISCONTINUED                                              0
EXTRAORDINARY                                             0
NET-INCOME                                                (2,369,064)
EPS-PRIMARY                                               (.46)
EPS-DILUTED                                               (.00)

                            ASSET PURCHASE AGREEMENT

                                     BETWEEN

                       PLAY CO. TOYS & ENTERTAINMENT CORP.

                                       AND

                               TOYS INTERNATIONAL

                                TABLE OF CONTENTS

Page
 1.  Definitions                                                      1
 2.  Basic Transaction                                                6
      (a)  Purchase and Sale of Assets                                6
      (b)  Assumption of Liabilities                                  6
      (c)  Purchase Price                                             7
      (d)  The Closing                                                7
           a.    Deliveries at the Closing                            7
           b.    Guarantees                                           8
           c.    Sales, Use and Other Taxes                           9
           d.    Corporate Office                                     9
 3.  Representations and Warranties of the Seller
      (a)  Organization of the Seller                                 10
      (b)  Authorization of Transaction                               10
      (c)  Noncontravention                                           10
      (d)  Brokers' Fees                                              10
           (e)  Title to Assets                                       10
     (f)  Inventory                                                   11
      (g)  Undisclosed Liabilities                                    11
      (h)  Ordinary Course of Business                                11
      (i)  Legal Compliance                                           11
      (j)  Tax Matters                                                11
      (k)  Real Property                                              11
      (l)   Intellectual Property                                     12
      (m)  Assigned Contracts and Open Purchase Orders                12
      (n)  Litigation                                                 13
      (o)  Condition of Acquired Assets; Limited Warranties           13
      (p)  Disclosure                                                 13
4.  Representations and Warranties of the Buyer
      (a)  Organization of the Buyer                                  13
      (b)  Authorization of Transaction                               13
      (c)  Noncontravention                                           13

      (d)  Brokers' Fees                                              14
      (e)  Investigation                                              14
      (f)  Net Worth and Financial Positions                          14
  5.  Remedies for Breach of this Agreement
           e.    Survival of Representations and Warranties           14
           f.    Indemnification by Seller                            14
           g.    Indemnification by Buyer                             15
           h.    Conditions of Indemnification for Third-Party Claims 15
           i.    Subrogation                                          16
     (f)  Exclusive Remedies                                          16

     (g)  Limitations on Amount and Manner of Payment of Seller's     16
                Indemnification Obligations
     6.   Miscellaneous
      (a)  Press Releases and Public Announcements                    17
      (b  No Third-Party Beneficiaries                                17
      (c)  Entire Agreement                                           17
      (d)  Succession and Assignment                                  18
      (e)  Counterparts                                               18
      (f)  Headings                                                   18
      (g)  Notices                                                    18
      (h)  Governing Law                                              19
      (i)  Amendments and Waivers                                     19
      (j)  Severability                                               19
      (k)  Expenses                                                   19
      (l)  Construction                                               19
      (m)  Incorporation of Exhibits and Schedules                    20
      (n)  Submission to Jurisdiction                                 20
      (o)  Attorney's Fees                                            20
      (p)  Access to Books and Records                                20
      (q)  Cooperation After Closing                                  20
           (r) Daily Sales Records                                    21
      (s) Post Closing Adjustment                                     21

EXHIBITS
Exhibit A=        List of Excluded Assets
Exhibit B =       Agreement with Beneficiaries and the Trust
Exhibit C =       Bill of Sale, Assignment and Assumption Agreement
Exhibit D =       Listing of Prepaid Items and Deposits
Exhibit E =       Copies of Buyer's Notes and Guarantee

Exhibit F = Assignment and  Assumption  Agreements of Leases Exhibit
G = Opinion of  Seller's   Counsel
Exhibit  H  =  Assignment  of  Seller's   Service  Mark Registrations
Exhibit I = Opinion of  Buyer's  Counsel
Exhibit J =  Consulting Agreement between Buyer and Gayle Hoepner
Exhibit K = Security Agreement between Buyer and Seller
Exhibit L = Subordination Agreement between Seller and Europe American Capital
            Corp.
Exhibit M = Subordination Agreement between Seller and Congress Financial
            Corporation (Western)

SCHEDULES
1.  3(e)(i)
2.  3(g)
3.  3(k)(ii)
4.  3(l)(i)
5.  3(l)(ii)

                            ASSET PURCHASE AGREEMENT

     Agreement entered into on January 16, 1997 by and between Play Co. Toys & Entertainment Corp., a Delaware corporation, with its principal offices located at 550 Rancheros Drive, San Marcos, California 92069 (the "Buyer"), and Toys International, a California corporation, with its principal offices located at 2900 Bristol Street, Suite A- 208, Costa Mesa, California 92626 (the "Seller"). The Buyer and the Seller are referred to collectively herein as the "Parties."

     Whereas, Seller is a Corporation wholly owned by the Gayle Hoepner Family Trust (the "Trust"), a revocable trust, organized under the laws of the State of California, of which Gayle Hoepner and Constance R. Hoepner (the
"Beneficiaries")  and their issue are the  beneficiaries and Gayle and Constance
R. Hoepner are the sole trustees; and

     Whereas, Buyer desires to acquire substantially all the assets of Seller, which Seller has agreed to sell pursuant to the terms and conditions set forth herein; and

     Whereas, Buyer shall not assume any liabilities or obligations of Seller, except for the liabilities and obligations stated herein; and

     Whereas, the Seller and the Buyer have agreed to waive compliance with the provisions of the California Uniform Commercial Code Bulk Sales laws, and the Trust and the Beneficiaries have agreed to personally guarantee that the Inventory delivered to the Stores on or before January 5, 1997 is or shall be fully paid for, there being no outstanding Liabilities with respect thereto for which Buyer shall be liable, as provided for in the Agreement with Beneficiaries and Trust as defined below.

     Now, therefore, in consideration of the premises and the mutual promises herein made, and in consideration of the representations, warranties, and covenants herein contained, the Parties agree as follows:

         1. Definitions.

     "Acquired Assets" means all Seller's right, title, and interest in and to the following assets: (a) the Leases inclusive of all improvements, furniture, fixtures, and fittings thereon, (b) all Inventory, (c) the prepaid items and deposits listed in Exhibit D, (d) the Assigned Contracts, (e) tangible personal property located at the Stores and Corporate Office (such as machinery, computer and other office equipment and supplies), (f) Seller's Intellectual Property (including Seller's corporate name) and all rights with respect thereto, remedies against infringements thereof, and rights to protection of interests therein under the laws of all jurisdictions, (g) transferable approvals, permits, licenses, orders, registrations, certificates, variances, and similar rights obtained from governments and governmental agencies, (h) to the extent relevant to the other Acquired Assets, books, records, ledgers (inclusive of copies of the ledgers referencing all outstanding purchase orders, invoices and all registers with respect to all outstanding and issued gift certificates), files, documents, correspondence, lists, plats, architectural plans, drawings, and specifications, creative materials, advertising and promotional materials, studies, reports, and other printed or written materials, (i) computer reports showing the daily sales records for the Stores for the past three years and up to the Closing Date; (j) the prior 12 months of billing received from the landlords of the Stores for estimated taxes and other payments required under the Leases; provided, however, that the Acquired Assets shall not include the following "Excluded Assets": (i) the items listed in Exhibit A annexed hereto,
(ii) cash and cash equivalents; (iii) accounts receivable and notes receivable of the Seller, and prepaid items and deposits not listed in Exhibit D; (iv) rights to or claims for credits and refund obligations arising prior to the Closing Date; (v) claims against third parties arising with respect to events prior to the Closing; (vi) insurance policies and rights thereunder; (vii) purchase orders, sale orders, and other agreements and contracts not a part of the Assigned Contracts; (viii) any books, records, cash register receipts and documents needed for the preparation of Seller's tax returns or in the event of any audit thereof (subject to the Buyer's right to make copies of such documents at its expense, under the supervision of the Beneficiaries); (ix) the personnel files of the Seller's employees, except with respect to the Forms I-9's and W-2's, a copy of which Seller has provided to the Buyer at least 48 hours prior to the Closing; (x) the corporate charter, qualifications to conduct business as a foreign corporation, arrangements with registered agents relating to foreign qualifications, taxpayer and other identification numbers, seals, minute books, stock transfer books, blank stock certificates, and other documents relating to the organization, maintenance, and existence of the Seller as a corporation; and
(xi) any of the rights of the Seller under this Agreement.

     "Affiliate" has the meaning set forth in Rule 12b-2 of the regulations promulgated under the Securities Exchange Act.

     "Affiliated Group" means any affiliated group within the meaning of Code Sec. 1504(a) or any similar group defined under a similar provision of state, local, or foreign law.

     "Agreement With Beneficiaries and the Trust" means the Agreement with the Beneficiaries and the Trust entered into concurrently herewith and attached hereto as Exhibit B.

     "Assigned Contracts" means, collectively, the personal property leases, purchase orders, sale orders, and other agreements and contracts listed or described in Schedule 3(e)(i).

     "Assumed Liabilities" means Liabilities of the Seller on or after the Closing Date, including, without limitation (a) the Liabilities of the Seller under the Leases and the Assigned Contracts arising or relating to the period on and after the Closing Date; (b) the obligation to accept all returns, for sales made or shipped prior to the Closing Date in the Ordinary Course of Business, for exchange, repair or replacement including providing refunds or store credits, providing however, that Seller had no Knowledge any such product was defective when sold; (c) honoring all credits and discount privileges issued to customers in the Ordinary Course of Business by Seller in the form of gift certificates (for not more than $7,500.00), Seller's birthday gift certificates (not more than $100.00) and frequent buyer's clubs; provided, however, that the Assumed Liabilities shall not include (i) any Liability of the Seller for income, transfer, sales, use, and other Taxes arising in connection with the consummation of the transactions contemplated hereby, except as otherwise provided in Section 2(g), (ii) any Liability of the Seller for the unpaid Taxes of any Person under Treas. Reg. ss.1.1502-6 (or any similar provision of state, local, or foreign law), as a transferee or successor, by contract, or otherwise,
(iii) any obligation of the Seller to indemnify any Person (including any of the Beneficiaries) by reason of the fact that such Person was a director, officer, employee, or agent of the Seller (iv) any Liability of the Seller for costs and expenses incurred in connection with this Agreement and the transactions contemplated hereby or (v) any Liability or obligation of the Seller under this Agreement.

     "Basis" means any past or present fact, situation, circumstance, status, condition, activity, practice, plan, occurrence, event, incident, action, failure to act, or transaction that forms or could form the basis for any specified consequence.

     "Beneficiaries" means Gayle Hoepner and Constance R. Hoepner.

     "Buyer" has the meaning set forth in the preface above.

     "Buyer's Notes" have the meaning set forth in ss.2(c) below.

     "Cash" means cash and cash equivalents (including marketable securities and short term investments) calculated in accordance with GAAP.

     "Closing" has the meaning set forth in ss.2(d) below.

     "Closing Date" has the meaning set forth in ss.2(d) below.

     "Code" means the Internal Revenue Code of 1986, as amended.

     "Corporate Office" means the Seller's office located at 2900 Bristol Street, Suite A208, Costa Mesa, CA 92626.

     "Disclosure Schedule" has the meaning set forth in ss.3 below.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

     "GAAP" means United States generally accepted accounting principles as in effect from time to time.

     "Indemnified Party" means, with respect to any Losses, the Party seeking indemnity hereunder.

     "Indemnifying Party" means, with respect to any Losses, the Party from whom indemnity is sought hereunder.

     "Intellectual Property" means (a) all inventions (whether patentable or unpatentable and whether or not reduced to practice), all improvements thereto, and all patents, patent applications, and patent disclosures, together with all re-issuances, continuations, continuations-in-part, revisions, extensions, and reexaminations thereof, (b) all trademarks, service marks, trade dress, logos, trade names, and corporate names, together with all translations, adaptations, derivations, and combinations thereof and including all goodwill associated therewith, and all applications, registrations, and renewals in connection therewith, (c) all copyrightable works, all copyrights, and all applications, registrations, and renewals in connection therewith, (d) all mask works and all applications, registrations, and renewals in connection therewith, (e) all trade secrets and confidential business information (including ideas, research and development, know-how, formulas, compositions, manufacturing and production processes and techniques, technical data, designs, drawings, specifications, customer and supplier lists, pricing and cost information, and business and marketing plans and proposals), (f) all computer software (including data and related documentation) owned by Seller, except with respect to the computer software designed for the Seller's business and other software not owned by Seller, Seller's rights thereto shall be included in the Assigned Contracts, (g) all other proprietary rights, and (h) all copies and tangible embodiments thereof (in whatever form or medium).

     "Inventory" means the Seller's inventory inclusive of packaging materials.

     "Inventory Value" means the value of the Inventory as specified in ss.2(c) below.

     "Knowledge" means actual knowledge of the Party, by any of its officers, directors or stockholders without obligation or duty to investigate, except that with respect to references to the Leases, "Knowledge" requires reasonable investigation as to Seller's compliance with respect to the material terms thereof.

     "Leases" means the three leases to the Stores, referred to in schedule 3(k)(ii) annexed hereto.

     "Liability" means any liability (whether known or unknown, whether asserted or unasserted, whether absolute or contingent, whether accrued or unaccrued, whether liquidated or unliquidated, and whether due or to become due), including any liability for Taxes.

     "Losses" means any and all costs and expenses, damages and losses actually incurred by the Indemnified Party, in connection with all actions, suits, proceedings, hearings, investigations, charges, complaints, claims, demands, injunctions, judgments, orders, decrees, rulings, damages, dues, penalties, fines, costs, amounts paid in settlement, obligations, Taxes, liens, including court costs and reasonable attorneys' fees and expenses (subject in each case to the limitations set forth in Section 5 of this Agreement), net of (i) tax benefits (taken by Indemnified Party at its sole discretion), savings or reductions, and (ii) any insurance proceeds, in either case to which the Indemnified Party is entitled by virtue of such costs, expenses, damages and losses.

     "Ordinary Course of Business" means the ordinary course of business consistent with past custom and practice (including with respect to quantity and frequency).

     "Person" means an individual, a partnership, a corporation, an association, a joint stock company, a trust, a joint venture, an unincorporated organization, or a governmental entity (or any department, agency, or political subdivision thereof).

     "Purchase Price" has the meaning set forth in ss.2(c) below.

     "Securities Act" means the Securities Act of 1933, as amended.

     "Securities Exchange Act" means the Securities Exchange Act of 1934, as amended.

     "Security Interest" means any mortgage, pledge, lien, encumbrance, charge, or other security interest, other than (a) liens for Taxes not yet due and payable or for Taxes that the taxpayer is contesting in good faith through appropriate proceedings, (b) purchase money liens and liens securing rental payments under capital lease arrangements, and (c) other liens arising in the Ordinary Course of Business and not incurred in connection with the borrowing of money.

     "Seller" has the meaning set forth in the preface above.

     "South Coast Plaza Lease" means the Lease listed as item 1 in Schedule 3(k)(ii).

     "Stores" means the premises subject to the Leases.

     "Subsidiary" means any corporation with respect to which a specified Person (or a Subsidiary thereof) owns a majority of the common stock or has the power to vote or direct the voting of sufficient securities to elect a majority of the directors.

     "Tax" means any federal, state, local, or foreign income, gross receipts, license, payroll, employment, excise, severance, stamp, occupation, premium, windfall profits, environmental (including taxes under Code Sec. 59A), customs duties, capital stock, franchise, profits, withholding, social security (or similar), unemployment, disability, real property, personal property, sales, use, transfer, registration, value added, alternative or add-on minimum, estimated, or other tax of any kind whatsoever, including any interest, penalty, or addition thereto, whether disputed or not.

     "Tax Return" means any return, declaration, report, claim for refund, or information return or statement relating to Taxes, including any schedule or attachment thereto, and including any amendment thereof.

     "Trust" means the Gayle Hoepner Family Trust, a revocable trust organized under the laws of the State of California, which wholly owns the Seller and of which the Beneficiaries are the sole trustees.

         2. Basic Transaction.

     (a) Purchase and Sale of Assets. On and subject to the terms and conditions of this Agreement, the Buyer hereby purchases from the Seller, and the Seller hereby sells, assigns, transfers, conveys, and delivers to the Buyer, all of the Acquired Assets for the consideration and payment terms as specified in ss.2(c) below.

     (b) Assumption of Liabilities. On and subject to the terms and conditions of this Agreement, the Buyer hereby assumes and becomes responsible for all of the Assumed Liabilities. The Buyer will not assume or have any responsibility, however, with respect to any other obligation or Liability of the Seller not included within the definition of Assumed Liabilities.

     (c) Purchase Price. The Buyer hereby pays to the Seller an aggregate of (i) $65,000, (ii) the "Inventory Value", which the Parties have determined to be $_____, and (iii) the prepaid items and deposits listed in Exhibit D equal to $____, which shall be paid as follows:

     (i) $65,000  shall be paid by the  delivery at the Closing of a  promissory note in the principal amount of $65,000, bearing no interest (except pursuant to certain default provisions), payable in three monthly installments of $11,667 commencing February 16, 1997, and two monthly installment of $15,000 on each of May 16, 1997 and June 16, 1997, in the form annexed hereto as Exhibit E. The initial installment payment due February 16, 1997 shall be adjusted to reflect the post closing adjustment referred to in ss.6(s) below.

     (ii) The Inventory Value, less $200,000 which shall be paid by the delivery of a promissory note in the principal amount of $200,000, bearing no interest (except pursuant to certain default provisions), payable in quarter-annual installments of $25,000 commencing the quarter beginning April 16, 1997, in the form annexed hereto as Exhibit E.

     (iii) The prepaid items and deposits.

     (iv) The promissory notes referred to in ss.2(c)(i) and (ii) above are collectively referred to as the "Buyer's Notes".

     (v) Buyer's Notes. Each holder desiring to transfer a Buyer's Note first must furnish the Buyer with (1) a written opinion of counsel asserting that the transfer is in compliance with the Securities Act, in form and substance reasonably acceptable to the Buyer, from counsel reasonably satisfactory to the Buyer to the effect that the holder may transfer the Buyer Note as desired without registration under the Securities Act and (2) a written undertaking executed by the desired transferee to the Buyer in form and substance reasonably acceptable to the Buyer agreeing to be bound by the recoupment provisions and the restrictions on transfer contained herein. Notwithstanding, no opinion or undertaking shall be required in order to transfer the Buyer's Notes to the Trust or Beneficiaries upon the dissolution of the Seller. Each Buyer's Note will be imprinted with the following legend:

     "This Note has not been registered under the Securities Act of 1933 (the "Securities Act"), or under the provisions of any applicable state securities laws, but has been issued pursuant to the term and conditions of an Asset Purchase Agreement (the "Agreement") dated January 16, 1997 between the issuer of this Note and Toys International, in reliance on statutory exemptions under the Securities Act, and under any applicable state securities laws. This Note may not be sold, pledged, transferred or assigned except pursuant to the provisions of Subparagraph 1 of this Note. The payment of principal and interest on this Note is subject to certain recoupment provisions set forth in the Agreement as referred to in Paragraph 5 herein."

     (d) The Closing. The closing of the transactions contemplated by this Agreement (the "Closing") is taking place at the offices of Seller's Counsel on the date hereof (the "Closing Date"). The Closing shall be deemed to have occurred at 11:59 p.m. on the Closing Date.

     j. Deliveries at the Closing. The following are delivered at the Closing:

     (i) The Seller hereby delivers to the Buyer:

     1. the Acquired Assets;

     2. the Agreement with Beneficiaries and Trust as annexed hereto as Exhibit B, executed by the Beneficiaries and the Trust;

     3. executed Assignment and Assumption Agreements for the Leases, annexed hereto as Exhibit F;

     4. an executed assignment of Seller's Service Mark Registrations annexed hereto as Exhibit H;

     5. original executed copies of a UCC termination statement, terminating the UCC-1 financing statement of Bank of America NT&SA's (B of A) Security Interest in the Acquired Assets.

     6. a Bill of Sale, Assignment and Assumption Agreement annexed hereto as Exhibit C;

     7. an Opinion of Seller'scounsel annexed hereto as Exhibit G;

     8. delivery of all consents as may be required under any of the Assigned Contracts;

     9. all information required under the Schedules referenced herein, dated as of the Closing Date;

     10. copies of the prior 12 months of billing received from the landlords of the Stores for estimated taxes and other payments required under the Leases.

     11. Executed Consulting Agreement of Gayle Hoepner as annexed hereto as Exhibit J.

     12. The Subordination Agreements annexed hereto as Exhibits L and M executed concurrently herewith;

     13. An officer's certificate certifying as to the Seller's by-laws, board resolutions and shareholder resolutions;

     14. certified articles of incorporation and good standing certificates of the Seller in California;

     15. Security Agreement annexed hereto as Exhibit K;

     16. Incumbency Certificate of Seller; and

     17.  Duly  executed   Certificate  of  Amendment  to  the   Certificate  of
Incorporation of the Seller changing its name, together with the appropriate state filing fee.

     i)      The Buyer hereby delivers to the Seller;

     18. the consideration specified in ss.2(c) above;

     19. the Agreement with Beneficiaries and Trust;

     20. executed Assignment and Assumption Agreements for the Leases;

     21.  evidence  confirming  that the  payment of the Total Cost  pursuant to
Section 10 of the South Coast Plaza Lease has been made;

     22. the California reseller certificate;

     23. opinion of Buyer's counsel;

     24. Certificate of the Secretary of the Guarantor certifying as to the Guarantor's certificate of incorporation, by-laws and Resolutions of the Board of Directors of the Guarantor, authorizing the guarantee on the Buyer's Notes, together with an Incumbency certificate;

     25. an executed Consulting Agreement as annexed hereto as Exhibit J.

     26. an executed Bill of Sale, Assignment and Assumption;

     27. Security Agreement annexed hereto as Exhibit K;

     28. UCC-1 Financing Statement;

     29. Guaranty annexed hereto as a part of Exhibit E;

     30. Secretary's Certificate;

     31. California and Delaware good standing certificates.

     (f) Guarantees, Security Agreement and Subordination Agreements. Payment of the Buyer's Notes is guaranteed by Mister Jay Fashions International, Inc., in accordance with the guarantee annexed to the Buyer's Notes, annexed hereto as Exhibit E. In addition, the Buyer's Notes are secured by all of the assets of the Buyer, evidenced by a Security Agreement as annexed hereto as Exhibit K. The security interest shall be subordinate to all obligations owed to Congress Financial Corporation (Western) and senior to the obligations owed by Buyer to Europe American Capital Corp., as provided for in the Subordination Agreements annexed hereto as Exhibits L and M, respectively. The Trust and Beneficiaries shall guarantee that all the Inventory delivered to the Stores on or before January 5, 1997 is or shall be fully paid for, there being no outstanding
Liabilities with respect thereto for which Buyer shall be liable, as provided for in the Agreement with Beneficiaries and Trust.

     (g) Sales, Use and other Taxes. The Buyer and the Seller shall cooperate in preparing and filing use and sales tax returns relating to the purchase of the assets located in the Stores and Corporate Office, excluding any Inventory, all of which is valued at $65,000. Each of the Buyer and the Seller shall file, in a timely manner, Forms 8594 with respect to the purchase. Each of the Parties, as well as the Beneficiaries and Trust, covenants and agrees not to take an inconsistent position in connection with a Tax Return or audit or examination by a taxing authority or otherwise, with the statements made and agreed to herein. The Buyer shall furnish the Seller with a form of reseller certificate that complies with the requirements of the California Taxation and Revenue Code and other applicable state taxation laws. The Buyer shall pay any and all sales or use taxes with regard to the sale of the Acquired Assets.

     (h) Corporate Office. Certain of the Acquired Assets are located in the Corporate Office, the lease for which is not an Assigned Contract or an Assumed Liability. For a period of no more than 90 days after the Closing Date the Buyer shall not, except at the Seller's request, move from the Corporate Office any Acquired Assets which are located at the Corporate Office on the Closing Date, not including any Acquired Assets originally located in any of the Stores as to which the Buyer may remove such Acquired Assets immediately after the Closing. Seller shall not damage any of the Acquired Assets located in the Corporate Office during the period such assets remain in the Corporate Office. During such time period, the Buyer shall have daily access to such Acquired Assets during normal business hours. The computer and system which is connected to the Stores' operations may be used by the Seller and any of its officers, Karen Zak, Scott Bower, Diane Crandall, and any employee or consultant of Seller approved by Buyer in advance, which individual shall have signed a non-disclosure agreement, but only for the purpose of preparing final post-closing sales and income tax returns and other filings required by law; financial statements and reports and other similar matter or information pertinent to Seller's dissolution and winding-up. The Seller shall be allowed to use the supplies in the Corporate Office (eg. paper, pens, staples, paper clips and other similar items), however, Buyer shall be under no obligation to replenish such supplies. The Seller shall order and have installed its own phone line at its own cost as of the Closing Date. The Buyer shall observe all reasonable rules and regulations relating to the Corporate Office as the Seller may promulgate from time to time and shall not damage the Corporate Office in any way. Within 7 days after delivery of written notice by the Seller, the Buyer shall remove all Acquired Assets from the Corporate Office. Seller shall provide Buyer with reasonable access to the Corporate Office to remove the Acquired Assets. If the Buyer fails to remove all of the Acquired Assets from the Corporate Office within such time period, assuming Seller provides reasonable access, the Seller may remove the Acquired Assets to a warehouse at the Buyer's expense or in the event that the lease term for the Corporate

Office has expired or been terminated, then on the day prior to the last day of occupancy of the Corporate Office, assuming notice as provided herein has been given to the Buyer, the Seller may dispose of the remaining Acquired Assets at the Buyer's expense. During the term when the Acquired Assets shall remain in the Corporate Office, the Buyer shall pay for its own office and administrative expenses and supplies, however, Buyer shall not be responsible to pay any rent.

         3. Representations, Warranties and Certain Post-Closing Covenants of the Seller. The Seller represents and warrants to the Buyer that the statements contained in this ss.3 are correct and complete as of the date of this Agreement, except as set forth in the disclosure schedule accompanying this Agreement (the "Disclosure Schedule"). The Disclosure Schedule is arranged in paragraphs corresponding to the lettered and numbered paragraphs contained in this ss.3. In addition, the Seller hereby agrees to perform certain post-Closing acts.

         (a) Organization of the Seller. The Seller is a corporation duly organized, validly existing, and in good standing under the laws of the State of California. The Seller does not have any Subsidiaries and does not own the securities of any other company. The outstanding capital stock of the Seller is wholly-owned by the Trust.

         (b) Authorization of Transaction. The Seller, Trust and Beneficiaries have full corporate power and authority (as applicable) to execute and deliver this Agreement and all other agreements (the "Other Seller's Agreements") required to be delivered by or on behalf of Seller, the Trust and/or the Beneficiaries and to perform its and their obligations hereunder and thereunder. Without limiting the generality of the foregoing, the board of directors of the Seller and the trustees on behalf of the Trust have duly authorized the execution, delivery, and performance of this Agreement and the Other Seller's
Agreements by the Seller. This Agreement and the Other Seller's Agreements constitute the valid and legally binding obligations of the Seller, the Trust and the Beneficiaries, as applicable, enforceable in accordance with their terms and conditions, except as may be limited by bankruptcy, insolvency, reorganization, moratorium, and other similar laws and equitable principles relating to or limiting creditors' rights generally.

     (c) Noncontravention. Neither the execution and the delivery of this Agreement and the Other Seller's Agreements, nor the consummation of the transactions contemplated hereby and thereby (including the assignments and assumptions referred to in ss.2 above), will (i) violate any constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, charge, or other restriction of any government, governmental agency, or court to which the Seller is subject or any provision of the charter or bylaws of the Seller or (ii) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any agreement, contract, lease, license, instrument, or other arrangement to which the Seller is a party or by which it is bound or to which any of its assets is subject (or result in the imposition of any Security Interest upon any of its assets), except that (1) each Lease requires delivery of a notice and executed assignment and assumption document to the lessor thereunder, (2) there are certain third party consents required in connection with the assignment to the Buyer of certain of the Assigned
Contracts. Except as provided for herein the Seller does not need to give any notice to, make any filing with, or obtain any authorization, consent, or approval of any government or governmental agency in order for the Parties to consummate the transactions contemplated by this Agreement and the Other Seller's Agreements (including the assignments and assumptions referred to in ss.2 above).

         (d) Brokers' Fees. The Seller has no Liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement, for which the Buyer could become liable or obligated.

         (e) Title to Assets. The Seller has good and marketable title, free and clear of all Security Interests, to, or a valid leasehold interest in the Acquired Assets, inclusive of but not exclusively, the Assigned Contracts. Except for the Assigned Contracts described in items 1 and 3 of Schedule 3(e)(i) correct and complete copies of each Assigned Contract (as amended to date) are annexed hereto as Schedule 3(e)(i). The Seller has not assigned, sublet or granted any rights to any of the Acquired Assets, inclusive of but not exclusively, its Leases, Intellectual Property and Assigned Contracts.

         (f) Inventory. The Seller has good and marketable title to the Inventory, free and clear of any Security Interests, substantially all of which has been paid for in full. Seller acknowledges it is solely responsible for paying for all Inventory delivered to the Stores on or before January 5, 1997. The only such Inventory for which Seller has not yet paid in full is Inventory for which: (1) Seller has not received an invoice from the vendor; (2) payment is not yet due under the vendor's terms and conditions of sale; or (3) Seller is entitled to vendor credits or rebates in amounts not yet notified by the vendor to Seller. Seller has authority to transfer the Inventory to the Buyer, as provided herein, there being are no third party consents or notices required. Within 14 days of the Closing Date the

Seller shall send correspondence to all of its vendors, notifying them of the change in ownership of the Stores and requesting that all credits and rebates due to Seller be immediately applied and final invoices be forwarded. Seller agrees to pay the amounts due on all invoices received for Inventory delivered before January 5, 1997 on or prior to June 30, 1997, except with respect to matters for which an action has been commenced. Notwithstanding the above, the Seller shall pay for all undisputed amounts in the invoices for the Inventory delivered before January 5, 1997 on or before the later of 30 days from the Closing Date or 30 days from receipt of an invoice.

         (g) Undisclosed Liabilities. Except for the Assumed Liabilities and claim listed in Schedule 3(g), the Seller does not have any Knowledge of any Basis for any action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand against Seller giving rise to any Liability with respect to the Acquired Assets.

         (h) Ordinary Course of Business. From November 23, 1996 through the date of this Agreement, the Seller has not engaged in any transaction which would materially adversely affect the Acquired Assets taken as a whole.

         (i) Legal Compliance. The Seller does not have any Knowledge, that (i) it or any of its respective predecessors and Affiliates have not complied in all material respects with all applicable laws (including rules, regulations, codes, plans, injunctions, judgments, orders, decrees, rulings, and charges thereunder) of federal, state, local, and foreign governments (and all agencies thereof), and (ii) any action, suit, proceeding, hearing, investigation, charge, complaint, claim, demand, or notice has been filed or commenced against any of them alleging any failure so to comply, which failure would materially adversely affect the Acquired Assets or the Buyer's rights thereto taken as a whole.

         (j) Tax Matters.

     (i) There are no Security Interests or Basis for a Security Interest, on any of the Acquired Assets which arose in connection with any failure (or alleged failure) of the Seller to pay any Tax.

               (ii) The Seller has withheld and paid all Taxes required to have been withheld and paid in connection with amounts paid or owing to any employee, independent contractor, creditor, stockholder, or other third party, which if not paid would adversely affect the Acquired Assets or the Buyer's ability to purchase same.

         (k) Real Property.

                  (i)  The Seller does not own any real property.

                  (ii) Schedule 3(k)(ii) lists all real property leased to the Seller. The Seller has delivered to the Buyer correct and complete copies of the Leases there being no amendments thereto except as annexed hereto. With respect to each Lease the representations and warranties made by Seller in the Assignment and Assumption Agreement are incorporated herein by this reference and expressly made subject to the terms of this Agreement including all the provisions of ss.5. In addition:

                           (A)   the   Leases   are   legal,   valid,   binding,
                  enforceable, and in full force and effect to the Seller and to the Knowledge of Seller, the other Party thereto;

                           (B) there are no disputes, oral agreements, or
                  forbearances in effect as to any Lease;

                           (C) the Seller has not assigned, transferred, conveyed, mortgaged, deeded in trust, or encumbered any interest in the leasehold of any Lease, nor has the Seller granted any rights to enter or use the leased premises to any third parties, other than, in either case pursuant to the Lease agreements;

         (l) Intellectual Property.

                  (i) The Seller owns or has the right to use pursuant to license, sublicense, agreement, or permission all Intellectual Property necessary for the operation of the business of the Seller as presently conducted as listed in Schedule 3(l)(i) hereto. An unaffiliated company used the name Toys International, which to the Knowledge of Seller has ceased as reflected in Schedule 3(l)(ii).

                  (ii) To the Seller's Knowledge, except as annexed as Schedule 3(l)(ii), neither the Seller not any third party has claimed, or threatened, that either the

         Seller or a third party has interfered with, violated, infringed upon, misappropriated, or otherwise come into conflict with any Intellectual Property rights of the other party.

         (m) Assigned Contracts and Open Purchase Orders. Except as may be listed on Schedule 3(e)(i), as of the Closing Date Seller does not have outstanding purchase orders to purchase Inventory for the Stores, except which meet all of the following criteria; (1) the orders were made in the Ordinary Course of Business, (2) the orders do not aggregate more than $100,000 and (3) all goods ordered are readily merchantable. The Seller has used its best efforts, except such efforts shall not require the Seller to pay a fee for such cancellation, to cancel all open purchase orders requested by Buyer. As of the Closing Date each Assigned Contract constitutes the legal, valid, binding and enforceable obligation of the Seller and, to the Knowledge of Seller, the other party thereto. Seller has no Knowledge of and has not received written notice of any existing material default by the Seller under such Assigned Contract, or any event which, with notice, lapse of time or both, would constitute a material default by Seller under such Assigned Contract or permit termination, modification or acceleration of any provisions of such Assigned Contract. To the Seller's Knowledge, there is no existing material default by a third party to any Assigned Contract, nor has there occurred any event which, with notice, lapse of time or both, would constitute a material default by such third party under such Assigned Contract. No party to any Assigned Contract has repudiated any provision of such Assigned Contract.

     a. Litigation. To Seller's Knowledge, there is no litigation or proceeding pending or threatened in writing with respect to any of the Acquired Assets or which questions the validity of any action taken by the Seller pursuant to or in connection with the transactions contemplated by this Agreement.

              (o) Condition of Acquired Assets; Limited Warranties. Except as otherwise expressly provided in this Agreement, the Seller makes no representation or warranties whatsoever to the Buyer, express or implied, concerning the Acquired Assets or the business of the Seller, including but not limited to any representation or warranty as to the value, quality, quantity, condition, merchantability, design, suitability, usability, salability, obsolescence, working order, compliance with law, validity or enforceability. All Acquired Assets are sold "AS IS, WHERE IS". The Buyer acknowledges that it has had an opportunity to inspect the Acquired Assets.

         (p) Disclosure. The representations and warranties contained in this ss.3 do not contain any untrue statement of a material fact. All information required to be disclosed herein by this Agreement concerning the Seller has been disclosed.

         4. Representations and Warranties of the Buyer. The Buyer represents and warrants to the Seller that the statements contained in this ss.4 are correct and complete as of the date of this Agreement, except as set forth in the Disclosure Schedule.

         (a) Organization of the Buyer. The Buyer is a corporation duly organized, validly existing, and in good standing under the laws of the State of Delaware and is qualified to do business as a foreign corporation in California.

         (b) Authorization of Transaction. The Buyer has full power and authority (including full corporate power and authority) to execute and deliver this Agreement and all other agreements required to be delivered by or on behalf of the Buyer (the "Other Buyer's Agreements"), and to perform its obligations hereunder and thereunder. This Agreement and the Other Buyer's Agreements constitute the valid and legally binding obligations of the Buyer, enforceable in accordance with their terms and conditions.

         (c) Noncontravention. Neither the execution and the delivery of this Agreement and the Other Buyer's Agreements, nor the consummation of the transactions contemplated hereby and thereby (including the assignments and assumptions referred to in ss.2 above), will (i) violate any constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, charge, or other restriction of any government, governmental agency, or court to which the Buyer is subject or any provision of its charter or bylaws or (ii) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any agreement, contract, lease, license, instrument, or other arrangement to which the Buyer is a party or by which it is bound or to which any of its assets is subject. The Buyer does not need to give any notice to, make any filing with, or obtain any authorization, consent, or approval of any government or governmental agency in order for the Parties to consummate the transactions contemplated by this Agreement and the Other Buyer's Agreements (including the assignments and assumptions referred to in ss.2 above).

     (d) Brokers' Fees. The Buyer has no Liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement and the Other Buyer's Agreements for which the Seller could become liable or obligated.

         (e) Investigation. The Buyer has conducted a review and inventory of the Acquired Assets and agrees to acquire same "As Is". In executing this Agreement, except as stated herein, the Buyer is relying on its own investigation and on the provisions of this Agreement, and not on any other statements, representations, warranties or assurances of any kind at any time made by or purportedly on behalf of Seller.

         (f) Net Worth and Financial Positions. Immediately prior to and giving effect to the Closing, the Buyer has a net worth of at least one million dollars. As of the Closing Date, the Buyer, together with the revenues it reasonably anticipates generating through its operations, reasonably believes that it will have the funds necessary to (i) provide for the payment, when due, of the debts and liabilities of its business in the Ordinary Course of Business for a period of one year following the Closing Date, and (ii) satisfy all of its obligations under this Agreement.

         5. Remedies for Breaches of this Agreement.

         (a) Survival of Representations and Warranties. All of the representations and warranties of the Parties contained in this Agreement shall survive the Closing hereunder (even if the damaged Party knew or had reason to know of any misrepresentation or breach of warranty at the time of Closing) and continue in full force and effect for a period of one year, provided however, that the survival period shall be two years from the Closing Date with respect to any Liability regarding the Leases and Inventory. Upon the expiration of a representation and warranty survival period pursuant to this Section, unless written notice of a claim based on such representation and warranty specifying the facts on which the claim is based shall have been delivered to the Indemnifying Party prior to such expiration, such representation and warranty shall be deemed to be of no further force or effect, as if never made, and no claim or action may be brought based thereon, whether for indemnification, breach of contract, tort or under any other legal theory.

     (b) Indemnification By Seller. Subject to the limitations set forth in this ss.5 as to the amount and manner of payment of indemnification obligations hereunder, the Seller does hereby indemnify and hold Buyer harmless from and against any Losses sustained by Buyer as a result of (i) any untrue representation, breach of warranty or non-fulfillment of any covenant or agreement by Seller contained herein,(ii) Liabilities under the Leases prior to the Closing Date or (iii) Seller's Liability on the Inventory delivered to the Stores on or before January 5, 1997 and purchased by the Buyer, in all cases provided that Buyer shall have given written notice to the Seller of any claim for indemnification prior to the expiration of the applicable survival period set forth in ss.5(a) hereof.

         (c) Indemnification By Buyer. The Buyer does hereby indemnify and hold the Seller harmless from and against any Losses sustained by Seller, as a result of (i) any untrue representation, breach of warranty or non-fulfillment of any covenant or agreement by Buyer contained herein, (ii) the failure of the Buyer to pay, perform and discharge when due any of the Assumed Liabilities, (iii) the actions or omissions of the Buyer and its representatives at the Corporate Office or (iv) the conduct of the Buyer's business (including without limitation, the business conducted at the Stores) after the Closing.

         (d) Conditions of Indemnification for Third-Party Claims. The respective obligations and liabilities of the Indemnifying Party to the Indemnified Party under this Section 5 with respect to third party claims only shall be subject to the following terms and conditions:

                  (i) Notice. Within 15 days after receipt of notice of commencement of any action or the assertion of any claim by a third party (but in any event at least 10 days before the deadline for any responsive pleading), the Indemnified Party shall give the Indemnifying Party written notice thereof together with a copy of such claim, process or other legal pleading. Any delay on the part of the Indemnified Party in notifying any Indemnifying Party shall relieve the Indemnifying Party from any obligation hereunder to the extent the Indemnifying Party has been prejudiced thereby.

                  (ii) Assumption of Defense. The Indemnifying Party shall have the right to defend the Indemnified Party against the third party claim using counsel and other representatives of its own choosing who are reasonably satisfactory to the Indemnified Party. The Indemnifying Party shall exercise such right by delivering to the Indemnified Party a written notice (a "Notice of Assumption of Defense") of such exercise by the 15th day after receipt of the Indemnified Party's notice (or, if earlier, by the 5th day preceding the deadline for any responsive pleading). If the Indemnifying Party delivers the Notice of Assumption of Defense in a timely manner and conducts the defense of such third party claim, the Indemnifying Party shall have sole control over the defense and settlement of such claim; provided, however, that (1) the Indemnified Party may retain at its sole cost and expense separate counsel to participate in the defense of such claim and (2) the Indemnifying Party shall not, without the consent of the Indemnified Party, which shall not be unreasonably withheld, consent to the entry of any judgment or enter into any settlement with respect to the third party claim which does not include a complete release of the Indemnified Party with respect to all Liability for such third party claim. Notwithstanding the provisions of this ss.5(d), in the event the Seller is the Indemnifying Party, such party shall not have any right to consent to the entry of any judgment or enter into any settlement with respect to the third party claim except for which such settlement or judgment provides solely for the payment of a sum certain and that sum certain is not in excess of the limitations referred to in ss.5(g). The Indemnifying Party shall not be liable for any amounts paid in settlement of a third party claim by the Indemnified Party for which the Indemnifying Party has delivered a timely Notice of Assumption of Defense and against which the Indemnifying Party has conducted the defense, unless such Indemnifying Party consents to such settlement.

                  (iii) Failure to Assume and Conduct Defense. If the Indemnifying Party does not deliver a timely Notice of Assumption of Defense and thereafter conduct the defense against the third party claim, the Indemnified Party shall have the right, upon further written notice to the Indemnifying Party, to defend against, consent to the entry of any judgment with respect to, or enter into any settlement with respect to such third party claim as the Indemnified Party reasonably deems appropriate, at the expense of the Indemnifying Party; provided, however, that the Indemnified Party shall not consent to any judgment or enter into any settlement with respect to such third party claim until at least 5 business days after delivering to the Indemnifying Party a copy of the proposed judgment or settlement; and provided further, that the Indemnifying Party shall have the right to assume the defense of such claim with counsel of its own choosing at anytime prior to the settlement, compromise or final determination of such claim.

                  (iv) Cooperation. In connection with any third party claim, the Indemnified Party will cooperate with all reasonable requests of the Indemnifying Party.

     (e)  Subrogation.  If the  Indemnifying  Party makes any payment under this
Section 5 in respect of any Losses, the Indemnifying Party shall be subrogated, to the extent of such payment, to the rights of the Indemnified Party against any insurer or third party with respect to such Losses.

         (f) Exclusive Remedies. The remedies provided in this ss.5 shall be the exclusive remedy for monetary damages (whether at law or in equity), and are in lieu of any statutory, common law, equitable or other remedy any Party may have for breaches of this Agreement or for indemnification. Without limiting the generality of the foregoing, the Buyer hereby expressly waives any right of setoff it may have against amounts otherwise owed to the Seller pursuant to this Agreement or the Buyer Notes except as otherwise expressly provided below.

     (g) Limitations on Amount and Manner of Payment of Seller's Indemnification Obligations.

                  (i) Buyer shall have no right of recovery against Seller pursuant to the indemnification provisions under this ss.5 until the aggregate amount of all Losses equals $7,500, except that there is no minimum requirement with respect to any Liabilities on the Inventory delivered to the Stores on or before January 5, 1997 and then to the extent of all such Losses, subject only to the limitations set forth in this ss.5, including clause (v) below.

                  (ii) In the event that (1) a claim is settled or a judgment entered in accordance with ss.5(d) above and (2) Seller expressly acknowledges Buyer's right to indemnification or (3) whereby pursuant to an arbitration proceeding referred to in 5(g)(iv) Buyer has been determined by final arbitration award to have the right to indemnification by Seller, then, the aggregate amount of the Losses of Buyer (subject to clause (v) below) shall be recoverable by either payment by Seller to Buyer in full within 30 days of such settlement or order, thereof of the amount due, unless said payment is due prior thereto, or by decreasing the principal amount and accrued interest on the Buyer's Notes, the full amount of the Losses (subject to clause (v) below).

                  (iii) In the event that either (a) Seller does not agree that Buyer has the right to indemnification, pending arbitration as described in ss. 5(g)(iv), (b)Seller does not elect to defend against the third party claim as provided for in ss.5(d) or (c) the claim is not resolved within 30 days of the notice provision of ss.5(d)(i), then Buyer may make timely payments of the Buyer's Notes, with respect to the full amount of the Losses claimed by the third party, into an interest bearing escrow account with Buyer's attorney, and provide Seller with detailed and ongoing notification of such escrow and payment(s) pending settlement or adjudication of any such claim. The escrow shall be held during the arbitration process referred to below and (1) terminated and the funds turned over to the Seller if the arbitrator does not find that the Buyer has the right to indemnification or (2) held pending the settlement or adjudication of any claim for which Buyer has the right to indemnification. If the arbitrator determines that Buyer is not entitled to indemnification, Seller shall receive the interest earned on the money in escrow while the money was in escrow. If the arbitrator determines that Buyer is entitled to indemnification, Buyer shall receive the interest earned on the lesser of (A) the amount in escrow or (B) the Losses actually incurred by Buyer, Seller having the right to receive any remaining interest. Upon determination by the arbitrator of the issue of indemnification the successful party shall have the right to interest earned on the escrow account.

                  (iv) In the event that the issue of the right to indemnification is not agreed on between the Parties, such matter shall be settled at the request of either party by binding arbitration in Orange County, California before and in accordance with the then existing Commercial Arbitration Rules (the "Rules") of the American Arbitration Association ("AAA"). There shall be one arbitrator agreed to by the parties or, if the parties cannot agree on an arbitrator within 30 days of demand for arbitration, appointed by the AAA pursuant to the Rules. The parties shall pay their own attorney's fees and share the other costs of arbitration equally, subject to final appointment by the arbitrator. The arbitrator shall apply the law set forth herein to govern this Agreement and shall have the power to award any remedy available at law or in equity except punitive damages. Any award rendered pursuant to such arbitration shall be final and binding on the parties hereto, and judgment on such award may be entered in any court having jurisdiction thereof.

                  (v) The aggregate amount of the liability of Seller hereunder for indemnification shall be as follows: (1) there is no maximum Liability as to amounts owed with respect to the Inventory delivered to the Stores on or before January 5, 1997, all of which Seller shall be liable for, (2) Seller's liability with respect to the Leases shall be limited to $265,000 for the first year of the survival period and decrease on a quarterly basis thereafter at the rate of $66,250 per quarter for the balance of the survival period (3) with respect to everything except the Leases and Inventory Seller's liability shall be limited initially to $265,000 and decrease at a rate related to the repayment of the Buyer's Notes for the one-year survival period referred to in ss.5(a). Seller's liability for any and all claims under clauses (2) and (3) of this ss.5(v) shall in no event exceed an aggregate of $265,000.

         6. Miscellaneous.

     (a) Press Releases and Public Announcements. No Party shall issue any press release or make any public announcement relating to the subject matter of this Agreement without the prior written approval of the other Party; provided, however, that any Party may make any public disclosure it believes in good faith is required by applicable law or any listing or trading agreement concerning its publicly-traded securities (in which case the disclosing Party will use its reasonable best efforts to advise the other Party prior to making the disclosure).

     (b) No Third-Party Beneficiaries. This Agreement shall not confer any rights, remedies, obligations or Liabilities upon any Person other than the Parties and their respective successors and permitted assigns.

     (c) Entire Agreement. This Agreement (including the documents referred to herein) constitute the entire agreement between the Parties and supersedes any prior understandings, agreements, or representations by or between the Parties, written or oral, to the extent they related in any way to the subject matter hereof.

     (d) Succession and Assignment. This Agreement shall be binding upon and inure to the benefit of the Parties named herein and their respective successors and permitted assigns. No Party may assign either this Agreement or any of its rights, interests, or obligations hereunder without the prior written approval of the other Party; however, the Seller may assign all of its rights and delegate all of its duties to the Trust and/or the Beneficiaries, provided that, the Seller is not relieved from liability pursuant to the terms and conditions of this Agreement and the Other Seller's Agreements, except upon the dissolution of Seller. The Buyer may assign or transfer its rights and interests hereunder to one or more of its Affiliates having a post-transfer combined net tangible book worth of at least $1,000,000 and designate one or more of its Affiliates to perform its obligations hereunder (in any or all of which cases the Buyer nonetheless shall remain responsible for the performance of all of its obligations hereunder).

     (e)   Counterparts.   This  Agreement  may  be  executed  in  one  or  more
counterparts, each of which shall be deemed an original but all of which together will constitute one and the same instrument.

     (f) Headings. The section headings contained in this Agreement are inserted
for  convenience   only  and  shall  not  affect  in  any  way  the  meaning  or interpretation of this Agreement.

     (g) Notices. All notices, requests, demands, claims, and other communications hereunder will be in writing. Any notice, request, demand, claim, or other communication hereunder shall be deemed duly given if five business days after it is sent by registered or certified mail, return receipt requested, postage prepaid, and addressed to the intended recipient as set forth below. Any Party may send any notice, request, demand, claim, or other communication hereunder to the intended recipient at the address set forth above using any other means (including personal delivery, expedited courier, messenger service, telecopy, telex, ordinary mail, or electronic mail), but no such notice, request, demand, claim, or other communication shall be deemed to have been duly given unless and until it actually is received by the intended recipient. Any Party may change the address to which notices, requests, demands, claims, and other communications hereunder are to be delivered by giving the other Party notice in the manner herein set forth.

         To the Seller:
         c/o Gayle and Constance R. Hoepner
         3631 Seaview Avenue
         Corona del Mar, CA 92625

         With a copy to:
         Jeffrey M. Weiner, Esq.
         Kimball & Weiner LLP
         555 S. Flower Street, Suite 4540
         Los Angeles, CA 90071

         To the Buyer:
         Play Co. Toys & Entertainment Corp.
         550 Rancheros Drive
         San Marcos, CA 92069

         With a copy to:
         David S. Klarman, Esq.
         Klarman & Associates
         2694 Bishop Drive, Suite 213
         San Ramon, CA 94583

     (h) Governing Law. This Agreement shall be governed by and construed in accordance with the domestic laws of the State of California without giving effect to any choice or conflict of law provision or rule (whether of the State of Delaware or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of California.

     (i) Amendments and Waivers. No amendment of any provision of this Agreement shall be valid unless the same shall be in writing and signed by the Buyer and the Seller. No waiver by any Party of any default, misrepresentation, or breach of warranty or covenant hereunder, whether intentional or not, shall be deemed to extend to any prior or subsequent default, misrepresentation, or breach of warranty or covenant hereunder or affect in any way any rights arising by virtue of any prior or subsequent such occurrence.

     (j) Severability. Any term or provision of this Agreement that is invalid or unenforceable in any situation in any jurisdiction shall not affect the validity or enforceability of the remaining terms and provisions hereof or the validity or enforceability of the offending term or provision in any other situation or in any other jurisdiction.

     (k) Expenses. Except with respect to the inventory valuation performed prior to the Closing, which expense shall be borne jointly by the parties hereto, each of the Buyer, the Seller, the Beneficiaries and the Trust will bear his or its own costs and expenses (including legal fees and expenses) incurred in connection with this Agreement and the transactions contemplated hereby.

     (l) Construction. The Parties have participated jointly in the negotiation and drafting of this Agreement. In the event an ambiguity or question of intent or interpretation arises, this Agreement shall be construed as if drafted jointly by the Parties and no presumption or burden of proof shall arise favoring or disfavoring any Party by virtue of the authorship of any of the provisions of this Agreement. Any reference to any federal, state, local, or foreign statute or law shall be deemed also to refer to all rules and regulations promulgated thereunder, unless the context requires otherwise. The word "including" shall mean including without limitation. The Parties intend that each representation, warranty, and covenant contained herein shall have independent significance. If any Party has breached any representation, warranty, or covenant contained herein in any respect, the fact that there exists another representation, warranty, or covenant relating to the same subject matter (regardless of the relative levels of specificity) which the Party has not breached shall not detract from or mitigate the fact that the Party is in breach of the first representation, warranty, or covenant.

     (m) Incorporation of Exhibits and Schedules. The Exhibits and Schedules identified in this Agreement are incorporated herein by reference and made a part hereof.

     (n) Submission to Jurisdiction. Each of the Parties submits to the exclusive jurisdiction of any state or federal court sitting in Orange County, California in any action or proceeding arising out of or relating to this Agreement (except as set forth in ss.5(g)(iv)) and agrees that all claims in respect of the action or proceeding (except as set forth in ss.5(g)(iv)) shall be heard and determined only in any such court. Each of the Parties waives any defense of inconvenient forum, lack of jurisdiction or other objections based on jurisdiction or venue to the maintenance of any action or proceeding so brought and waives any bond, surety, or other security that might be required of any other Party with respect thereto.

     (o) Attorney's Fees. If any litigation or arbitration is commenced between the Parties or their Affiliates or representatives concerning any provision of this Agreement, the prevailing Party shall be entitled to recover its reasonable attorneys' fees and expenses of counsel and court or arbitration costs incurred by reason of such litigation, subject to the limits set forth in ss.5.

     (p) Access to Books and Records. The Buyer and Seller shall maintain for five years after the Closing Date all original books, records, files, documents, paper and agreements pertaining to the Acquired Assets, the Assumed Liabilities or otherwise to the business conducted at the Stores before Closing. After the Closing, the Parties shall provide each other and their representatives during ordinary business hours and upon reasonable notice, with reasonable access to such original documents and the requesting party shall pay any out of pocket expenses thereof. If, at anytime during such five year period, a Party proposes to dispose of any such original documents, such Party shall first offer in writing to deliver the same to the other Party at the expense of such Party. If the Party fails to respond to such offer within 90 days of its receipt, the other Party may dispose of such documents.

     (q) Cooperation After Closing. After the Closing, the Parties shall provide such cooperation as the requesting Party or its counsel may reasonably request in connection with (i) any proceedings now or hereafter pending or threatened and to which such Party is involved and (ii) any Liabilities. Such cooperation shall include without limitation (1) making available at the reasonable request of the requesting Party or its counsel, and permitting such Party and its counsel to make and retain copies, of any and all documents in the possession or otherwise available to the other Party; and (2) making available upon the reasonable request of the requesting Party or its counsel, employees and other persons within the control of or available to the other Party to consult with and assist the requesting Party and its counsel and to prepare for and testify truthfully in connection with any proceedings, including depositions, trials and arbitration proceedings. The requesting Party shall reimburse the other Party for the other Party's reasonable out-of-pocket costs incurred pursuant to this Section. Seller shall provide to Buyer, upon reasonable notice access to all daily cash register receipts and related documents. After the Closing, in the event that Buyer uses any vendor credits transferred from Seller to Buyer, Buyer shall pay to the Seller the actual value discount, which liability shall only come due when the credit is recognized. Buyer shall promptly deliver to Seller all mail and packages for Seller delivered to the Stores after the Closing (including invoices for Inventory delivered to the Stores on or before January 5, 1997).

     (r) Daily Sales Records. Within 10 days of the Closing Date, Seller shall deliver to Buyer a computer printout showing the daily sales records for the Stores for the three years immediately preceding the Closing Date.

     (s) Post Closing Adjustment. The initial installment of the $65,000 Buyer's Note shall be decreased by the cost of inventory sold by the Stores on the Closing Date, using the same formula used in valuing the Inventory purchased by Buyer.

         IN WITNESS WHEREOF, the Parties hereto have executed this Agreement as of the date first above written.

                                             Play Co. Toys & Entertainment Corp.


                                                  By:___________________________
                                                        Richard Brady, President