Form 10QSB/A
period 1996-12-31
PLAY CO TOYS & ENTERTAINMENT CORP
filed 1997-04-02
CIK 927643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20659

                                   FORM 10-QSB/A

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

              N O N E

Item 5    Other Information:

              N O N E

Item 6.   Exhibits and Reports on Form 8K.

Exhibit  27    - Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of April, 1997.


                              PLAY CO. TOYS & ENTERTAINMENT CORP.


                              BY: /S/Richard L. Brady
                                  Richard L. Brady
                                  President


                              BY: /s/ Angela Burnett
                                  Angela R Burnett
                                  Chief Financial Officer