Form 10KSB
period 1997-03-31
PLAY CO TOYS & ENTERTAINMENT CORP
filed 1997-06-30
CIK 927643

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1997

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

                550 Rancheros Drive, San Marcos, California 92069
                    (Address of principal executive offices)

                                 (760) 471-4505
              (Registrant's telephone number, including area code)

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

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X].

         The Registrant's revenues for its fiscal year ended March 31, 1997 were $19,624,276.

         The aggregate market value of the voting stock on June 10, 1997 (consisting of Common Stock, par value $.01 per share) held by non-affiliates was approximately $5,529,434, based upon the average bid and asked prices for such Common Stock on said date ($1.125), as reported by a market maker. On such date, there were 12,250,556 shares of Registrant's Common Stock outstanding.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

History

         Play Co. Toys & Entertainment Corp. ("the Company") was founded in 1974, at which time it operated one store under the name Play Co. Toys in Escondido, California. The Company now operates twenty-one1 stores throughout Southern California in the Los Angeles, Orange, San Diego, Riverside, and San Bernadino Counties and expects to operate twenty-eight stores by the end of fiscal 1999. Prior to its corporate restructuring in 1996 and its acquisition of Toys International ("Toys") in January 1997, the Company, which was a retailer of children's and adult toys, games, and hobby products, operated stores which averaged approximately 10,000 square feet in size and were located in highly trafficked strip shopping centers. These stores ("Playco Originals") sell traditional and promotional toys.

         In the beginning of 1996, the Company redefined its corporate goals and philosophy, changing its focus from the sale of solely promotional and traditional toys to the sale of educational, new electronic interactive, and specialty and collectible toys and items. In light of its new focus, during fiscal 1997, the Company redesigned three of its Playco Originals, opened a new flagship store in Santa Clarita, and acquired three Toys stores. In conformance with its new goals, the Company's new stores ("the Contemporaries") shall be smaller (3,500 to 5,200 square feet in size) and shall operate in "exclusive" highly trafficked malls rather than in strip shopping centers. The Company's Toys stores and Contemporaries are expected to produce higher gross profits since, in addition to carrying their historical inventory of lower margin promotional toys, they shall sell educational and electronic interactive games and toys, specialty products, and collector's toys, which generally carry higher gross margins.

Acquisition of Toys International

         In January 1997, the Company acquired substantially all of the assets of Toys. The acquisition, in principal, included the assignment to the Company of the three store leases held by Toys and all of Toys' inventory. In order to ensure a smooth transition in operations, the President of Toys, Mr. Gayle Hoepner, continued on as a consultant to the Company for a period of ninety days. The funding for the purchase of the stores was obtained through the exercise by Europe America Capital Corporation ("EACC") of its option to purchase 1,200,000 shares of the Company's Series E Preferred Stock. These shares were issued to an assignee of EACC. The funding obtained from the exercise was $1,200,000.

Recent Developments

         On February 1, 1996, the Company entered into a Loan and Security Agreement ("the Loan Agreement") with Congress Financial Corporation (Western) ("Congress") to replace its then existing credit line with Imperial Bank. The Loan Agreement provides the Company with a secured line of credit of up to 60% of the value of all of its inventory, not to exceed $7,000,000 ("the Congress Financing"). The Congress Financing is secured by all of the Company's assets and a $2,000,000 letter of credit ("L/C") provided by EACC, an affiliate of Ilan Arbel, a former

--------
1 This number and all numbers hereafter which pertain to stores currently operated by the Company, except where otherwise indicated, include four stores which the Company has darkened temporarily until the November and December holiday season.

     Director of the Company.  The  Congress  Financing  is also  guaranteed  by
United   Textiles  &  Toys  Corp.   ("UTTC"),   formerly   Mister  Jay  Fashions
International, Inc., the majority stockholder of the Company.

     In connection with the issuance of the L/C, on February 2, 1996, the Company granted to EACC options (i) to purchase an aggregate of 1,250,000 shares of Common Stock at a purchase price of 25% of the closing bid price for the Common Stock on the last business day prior to exercise, for a period of six months from issuance (this option expired unexercised); and (ii) to purchase an aggregate of 20,000,000 shares of the Company's Series E Preferred Stock. To date, EACC has exercised its option and purchased an aggregate of 2,862,070 shares of the Series E Preferred Stock of which 2,500,570 shares are presently outstanding after the conversion of an aggregate of 361,500 of such shares into Common Stock. In addition, in March 1997, EACC issued an additional $1,000,000 L/C to Congress in order for the Company to obtain additional financing from Congress. In April and May 1997, Europe America Capital Foundation ("EACF"), European Ventures Corp. ("EVC"), and Vermongenstreuhand G,H,M,B provided an additional aggregate amount of $700,000 to the Company as an advance against equity.

     In April 1997, the Company signed a lease to open a new store in Clairemont, California. This facility should open during the 3rd calendar quarter of 1997. Since March 1997, the Company also has closed, temporarily, until the November and December holiday season, four stores. These stores were closed because they did not generate revenues as anticipated; they were not permanently closed, however, because the leases therefor are of considerable duration and cannot be broken without significant potential hardship (legal and/or financial) to the Company. The Company is searching for suitable replacement tenants to assume the Company's lease obligations for these stores. See "Item 3. Legal Proceedings."

     In addition, the Company is now converting its Rialto location to an off price clearance center. The Company feels that this under-performing location is demographically better suited for this concept. Fewer markdowns should, and will, be taken at the other locations as slower moving inventory will be transferred to the Rialto location for faster turnover.

Merchandising Strategy; Refocusing of Corporate Direction

     Traditionally, the Company's merchandising strategy was to offer an alternative, less intimidating environment than that provided by Toys R Us, a competitor of the Company. In particular, the Company stocks all of its items at eye level (not vertically, as other stores often do), provides clerks to assist customers, and implements a policy of treating its customers with courtesy and respect. The Company has augmented its product lines in its Contemporaries and will continue to provide these quality services to its patrons at all of its stores. As discussed herein, in the beginning of 1996, management of the Company realized the inherent value in, and thus the demand for, a retail outlet which provides a combination of (i) educational, new electronic interactive, and specialty and collectible toys and items; and (ii) traditional and promotional toys. Accordingly, it refocused its corporate objectives and changed its business plan to emphasize the marketing and sale of such goods. To achieve its goals, the Company developed a new store design and marketing format which provides an interactive setting together with a retail operation. This format and design will form the foundation for the Company's future direction and growth plans, thereby allowing the Company to meet the demand mentioned above. The Company has thus far (i) implemented its new design in the three stores it acquired from Toys and in the three Playco Originals it remodeled as
Contemporaries in fiscal year 1997; and (ii) opened its first Contemporary in Santa Clarita, California. During fiscal year

     1998, it intends (i) to open three Contemporaries, in upscale malls rather than in strip centers where most of the Company's Playco Originals are located; and (ii) to redesign five Playco Originals as Contemporaries, thereby ensuring that the Company's redirection and new business plan are implemented in at least fifteen of its then twenty-four stores. In the years to come, the Company expects to continue to transform its Playco Originals to Contemporaries and to review each individual store's sales history and prospects on an individual basis to decide on the appropriate product mix. The Company views its new corporate goals with excitement and shall continue to refocus its product lines and strategies for the future. The majority of its stores, the Playco Originals, will continue to offer a broad in-stock selection of products at competitive prices and with an emphasis on customer service. The Company generally prices its promotional items to be competitive with Toys R Us, using Toys R Us prices as a guideline. While the Company does not stock the depth or breadth of selection of toys as Toys R Us, for its Playco Originals, it does strive to stock all basic categories of toys and all television promotional items. The Company also offers a special order program for many items and offers this service free to its customers. Financing for the Company's operations, including
(i) the acquisition of substantially all of the assets of Toys; (ii) the opening of the Santa Clarita store; (iii) the remodeling of the three Playco Originals; and (iv) the financing of the Company's losses, has come primarily from the proceeds of EACC's exercise of its option to purchase shares of the Company's Series E Class I Preferred Stock and from the additional financing received from Congress based upon an additional $1,000,000 L/C received from EACC. During the limited time that has passed since the Toys acquisition and the opening and remodeling of the various stores aforementioned, the Company has shown increased same store sales and higher profit margins in these stores. Thus management is optimistic that its attempt in fiscal year 1998 to open three new stores and renovate/redesign five existing stores will succeed. See "Financing."Wholesale Operations Since June 1994, the Company has sold toy and hobby items on a wholesale basis to military bases located in Southern California. The Company presently sells toys and hobby items on a wholesale basis to the following military bases: (i) Camp Pendleton Marine Corp. Recruit Depot; (ii) Miramar Naval Base; (iii) Marine Base, Barstow, California; (iv) Marine Corp. Air Station, El Toro, California; (v) Marine Corp. Air Station at Yuma, Arizona; and
(vi) 29 Palms Marine Base in 29 Palms, California. With four of six military bases to which it sells, the Company has agreements which provide that the Company shall sell to such purchasers, on a wholesale basis, those items requested and shall give credit for those items which are not sold and are returned to the Company. Though the profit margin obtained from selling wholesale is low, the costs incurred in selling wholesale are minimal since the Company already has inventory, trucks, and warehouse space. The Company intends to attempt to expand its sales through additional wholesale sales of toy and hobby items to additional military bases, although there can be no assurance that it will be successful in selling such items on a wholesale basis or in expanding its wholesale sales from present levels. The plan to increase wholesale sales is solely intended to augment the Company's retail operation. Wholesale sales to military bases totaled approximately $619,000 or 3% of sales for the year ended March 31, 1997 as compared to $911,400, or 4% of sales for the year ended March 31, 1996.Products

     The Company carries most major brand name toy and hobby products. The Playco Originals sell children's and adult toys, games, bicycles, and other wheel goods, sporting goods, puzzles, Nintendo, and Sega electronic game systems and cartridges for such game systems, cassettes, and books. They offer over 15,000 items for sale. The Contemporaries and two of the Toys stores also sell some of these toys and in addition, sell educational toys, Beanie Babies, Steiff and North America Bears, Small World toys, LBG trains, CD-ROMs, electronic software games, and Learning Curve products. The third Toys store, Tutti Animali, is a unique store which sells only stuffed animals.

Inventory

     Until recently, the Company's stores were serviced from two adjacent distribution facilities (one 43,000 square feet in size, the other 18,000 square feet in size) encompassing an aggregate of approximately 61,000 square feet. However, as of April 15, 1997, the Company returned 12,800 feet of the 18,000 square foot warehouse space to the landlord. The Company continues to purchase approximately 95% of its products directly from manufacturers and ships the products to its stores from its distribution center. Inventory and shipment of products continues to be monitored by a computerized point-of-sale system which was installed during fiscal years 1990 and 1991 at an approximate cost to the Company of $1,000,000. The point-of-sale system is a sophisticated scanning, inventory control, purchasing, and warehouse system which allows each store manager to monitor sales activity and inventory at each store. It monitors sales at all store locations and automatically notifies the warehouse and shipping department each time stock of a particular item is low or out, depending upon the item and the instructions programmed into it. The Company's stores generally are restocked with products on a weekly basis, although certain stores and certain items may be restocked at different intervals. In addition, restocking of products is generally increased during the fourth calendar, during the November and December holiday season: some stores and some items are restocked on a daily basis during such period.

     All shipments to stores are made by Company owned or leased vehicles. Each store employs a store manager, an assistant manager, and between fifteen to twenty-five full time and part time employees. Each of the Company's store managers reports to the Company's Director of Operations and Director of Merchandising who in turn report directly to the Company's Executive Officers.

Seasonality

     The Company's business is highly seasonal, with the majority of its sales and profits being generated in the fourth quarter of the calendar year, particularly during the November and December holiday season. Even after the introduction of educational products described herein, the Company anticipates that the majority of its sales will continue to be generated in the fourth quarter of the calendar year, particularly in November and December. While the Company anticipates that sales in the remaining three quarters will increase as a result of its refocus and the opening of three Contemporaries, the remodeling of three Playco Originals, and the acquisition of three Toys stores, there can nonetheless be no assurance that the Company is correct in such opinion.

Research and Development

     In determining the appropriate site at which to open new store locations, the Company utilizes a site evaluation model based upon demographics. The model was originally developed in

     1990 by National Decision Systems, Encinitas, California, at a cost to the Company of approximately $10,000. It is based upon approximately 400 census variables which were originally derived from the variables surrounding the Company's then existing eighteen stores. Whenever the Company contemplates opening a Playco Original or a Contemporary, it compares the demographic variables of the contemplated location against those of its model. (This model is not used for Toys stores.) Positive factors and negative factors are given certain ratings, and a score is derived from such ratings. The strength of the score guides management of the Company as to whether or not to proceed with the contemplated store location.

     Demographic variables which are examined by the site evaluation model include income level, number of children per household, age groups of such children, number of wage earners per household, proximity of other toy stores, and the percentage of home ownership within a one, three, and five mile radius of the contemplated store location.

     The Company continues its practice of typically not opening stores within a three mile radius of a Toys R Us store. Management's policy is based on its understanding of Toys R Us' policy of not opening a new Toys R Us store within a ten mile radius of an existing Toys R Us location. Such policy generally has allowed the Company to open new stores in between Toys R Us locations, with the assurance that a new Toys R Us store, in all likelihood, would not be opened within a three mile radius of any Playco stores. This policy is consistent with the parameters of its site evaluation model, and management believes that reliance on the model significantly increases the probability that a new store will be successful. There can be no assurance, however, that management is correct in such opinion.

Trademarks

     In 1976, the Company received a federal registration for the trademark "Play Co. Toys," which trademark is utilized by the Company in connection with its marketing and sales of toy and hobby items. In addition, the Company applied for, and was granted in 1994, a federal registration for the trademark "TKO."

Financing

     As mentioned previously, on February 1, 1996, the Company entered into a Loan Agreement with Congress to replace its credit line with Imperial Bank. The Loan Agreement provides the Company with a line of credit of up to 60% of the value of all of its inventory, not to exceed $7,000,000. This financing is secured by all of the Company's assets and a $2,000,000 L/C provided by EACC. Additionally, the Congress Financing is guaranteed by UTTC, the Company's majority stockholder.

     In connection with the issuance of the L/C, on February 2, 1996, the Company granted to EACC options (i) to purchase up to an aggregate of 1,250,000 shares of Common Stock at a purchase price of 25% of the closing bid price for the Common Stock on the last business day prior to exercise, for a period of six months from issuance (this option expired unexercised); and (ii) to purchase up to an aggregate of 20,000,000 shares of the Company's Series E Preferred Stock.

     The opening of Contemporaries, the remodeling of Playco Originals, and the acquisition of Toys was financed primarily by EACC's exercise of its option to purchase shares of the Series E Preferred Stock. Since February, 1996, EACC has invested $6,000,000 in the Company, inclusive of two L/C's in the aggregate amount of $3,000,000, which it issued to Congress in order to increase the usable portion of the Company's credit lines, and $3,000,000 as a result of its exercise of options to purchase the Company's Series E Preferred Stock. In April and May 1997, EACF, EVC, and Vermongenstreuhand G,H,M,B provided an additional aggregate amount of $700,000 to the Company as an advance against equity.

     The Company relies on credit terms from manufacturers to purchase nearly all of its inventory. While 90% of accounts payable to vendors are current as of the date of this document, there can be no assurance that the Company will be able to keep such payables current in the future. Such credit arrangements vary for reasons both within and outside the control of the Company.

Competition

     The toy and  hobby  products  market  is  highly  competitive.  Though  the
Company's Contemporary and Toys stores, unlike other toy stores, offer a combination of promotional, traditional, educational, new electronic interactive, specialty, and collectible toys and items, the Company remains in direct competition with local, regional, and national toy retailers, including Toys R Us (considered to be the dominant toy retailer in the United States) with respect to its traditional toy items. In order to combat the competition, the Company's Contemporary and Toys stores offer specialty items such as Beanie Babies and Steiff and North American bears, etc. Since the Company's prices are in part based upon Toys R Us' prices, the aggressive pricing policy of Toys R Us has resulted in the Company's lowering its prices on many items, thereby reducing the Company's profits.

     The toy and hobby products market is particularly characterized by large retailers and discounters with intensive advertising and marketing campaigns and with deeply discounted pricing of such products. The Company faces competition from hobby vendors that market through direct sales forces and from distributors that rely on mail order and telemarketing. The Company competes as to price, personnel, service, speed of delivery, and breadth of product line. Many of the Company's competitors have greater financial and marketing resources than the Company. Both Toys R Us and Kay Bee dominate the retail toy industry in Southern California. Although both the Company and Toys R Us have been in the retail toy industry in Southern California for approximately twenty years, Toys R Us has increased its market share at a significantly faster rate than the Company. The domination of Toys R Us and Kay Bee, the weak Southern California economy, and the Company's policy of not opening Playco Originals and Contemporaries store within three miles of an existing Toys R Us store may inhibit the Company's ability to compete effectively in the retail toy industry or to establish new stores in favorable locations.

     The Company feels that the unfulfilled need in the marketplace is a retail outlet which offers a combination of the traditional, name-brand, quality promotional toy items and educational, electronic interactive, and collector's items and products. Combining the promotional and educational toy segments of the market into one retail location is believed to be a unique concept that should prove to differentiate the Company's stores from those of any of its larger or similar size competitors. Management has been unable to locate any other retailer currently using this combined marketing concept. The Company will compete for the educational toy customer with other specialty stores such as Disney Stores, Warner Bros. Stores, Imaginarium, Learning Smith, Lake Shore, Zainy Brainy, and Noodle Kidoodle.

Employees

     As of March 31, 1997, the Company has one executive office, approximately 70 full time employees, and approximately 280 part time employees. None of the employees of the Company is represented by a union, and the Company considers employee relations to be good.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company maintains approximately 3,500 square feet of executive office space and until recently, the Company's stores were serviced from two adjacent distribution facilities (one 43,000 square feet in size, the other 18,000 square feet in size), encompassing an aggregate of approximately 61,000 square feet, at 550 Rancheros Drive, San Marcos, California. As of April 15, 1997, however, the Company returned 12,800 feet of the 18,000 square foot warehouse space to the landlord. The combined 51,700 square foot office and warehouse space are leased at an approximate annual cost of $281,000, the lease expiring on April 30, 2000. The office and warehouse are leased from a company owned in part by Richard Brady, the President and a Director of the Company. The Company believes that the lease is on terms no more or less favorable than terms it might otherwise have negotiated with an unaffiliated party. In addition, the Company currently leases the following premises on the following terms for its retail stores:


                                    SIZE                      LEASE
STORE LOCATIONS                     (IN SQ. FEET)             EXPIRATION                ANNUAL COST

Escondido (1)                       11,200                    01/00                     $120,096
316 W. Mission Blvd.
Escondido, CA 92025

Convoy                              8,257                     10/97                      97,610
4531 Convoy
San Diego, CA 92111

Mission Viejo                       7,800                     01/01                      84,840
27690 B Santa Margarita
Mission Viejo, CA 92692

Chula Vista                         8,250                     12/99                      84,150
1193 Broadway
Chula Vista, CA 92011

El Cajon                            10,030                    05/00                      127,881
327 N. Magnolia
El Cajon, CA 92020

Simi Valley                         11,383                    11/99                       88,319
1117 East Los Angeles
Ste. C
Simi Valley, CA 93065

Riverside (1)                       10,156                     01/01                      91,404
3531 Riverside Plaza
Riverside, CA 92506

Encinitas                           10,000                     09/05                      116,752
280 N. El Camino Real
Encinitas, CA 92024

Orange                              13,125                     01/01                      96,360
1349 E. Katella
Orange, CA 92513

Pasadena                            9,800                      12/98                      96,000
885 Arroyo Parkway
Pasadena, CA 91105

San Dimas (1)                       8,780                      03/01                     108,136
612 W. Arrow Highway
San Dimas, CA 91773

Rialto                             10,600                      11/03                      78,000
578 W. Foothill Blvd.
Rialto, CA 92376

Redlands                           10,478                      06/97                      95,942
837 Tri-City Center
Redlands, CA 92373

Whittier (1)                       12,197                      01/00                      94,500
13231 E. Whittier Blvd.
Whittier, CA  90602

Rancho Cucamonga                   10,097                      05/98                      79,239
9950 W. Foothill Blvd.
Rancho Cucamonga, CA 91730

Corona
1210 West Sixth Street             10,000                      10/04                      60,000
Corona, CA 91720

Woodland Hills                      9,400                      12/03                     165,480
19804 Ventura Blvd.
Woodland Hills, CA 91364

Santa Clarita                      12,000                      08/06                     108,000
19232 Soledad Canyon Rd.
Santa Clarita, CA  91351

South Coast Plaza                   5,183                      01/04                     159,377
Toys International
3333 Bristol Street, Suite 1030
Costa Mesa, CA  92626

Century City                        3,869                      01/98                     133,481
Toys International
Building B, 1st level
10250 Santa Monica Blvd.
Los Angeles, CA  90067

Crystal Court                       1,220                      01/99                  5% of sales
Tutti Animali
333 Bear Street
Costa Mesa, CA  92626
----------------

(footnote from previous page)

(1) In fiscal 1997, the Company temporarily closed four stores, all of which will be reopened for the November and December holiday season. The Company is attempting to locate suitable replacement tenants to assume the leases for these stores.

         In addition to the above stores, the Company previously operated several Playco Originals which were closed for various reasons. The effect of closing the stores generally has been positive, as most of them were operating at a loss prior to closure. Although there are expense charges associated with the closing of store locations, the effect of such charges is offset by the savings realized from closing stores which operate at a loss. In addition, since fixtures from closed stores are typically used in new store locations, the cost of opening new locations is minimized.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business, except for the litigation matters involving three of the four stores the Company has temporarily closed. No Director, Officer, or affiliate of the Company, nor any associate of same, is a party to, or has a material interest in, any proceeding adverse to the Company.

         From March 1997 through May 1997, the Company temporarily closed four of its locations due to non-profitable operations. The Company is seeking to sublease such locations or return the locations to the landlords pursuant to a settlement; however, in the event that the Company is unable to obtain subleases, it will reopen the stores for the holiday season in October. In June 1997, the landlords for three of the four locations filed lawsuits against the Company seeking, in one of the suits, the full value of the lease payments for the terms of the leases. The Company is preparing answers to these lawsuits and intends to defend against the actions unless resolutions between the parties thereto can be reached. Management expects that these actions will be settled before trial without there being a material effect on the Company's operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 3, 1997, the Company held its annual meeting during which it proposed to elect three Directors to the Board. The proposal was adopted and the following were elected Directors of the Board for a term of one year: Ilan Arbel, Harold Rashbaum, and Sheikhar Boodram.

         The votes cast or withheld for the election of the Directors are set forth as follows:

         Nominees                                    Votes For                  Votes Withheld

         Ilan Arbel                                           7,396,426                 8,664
         Harold Rashbaum                                      7,396,426                 8,664
         Sheikhar Boodram                                     7,396,426                 8,664


     On April 29, 1997, Mr. Arbel resigned as Director. On May 23, 1997, in order to fill the vacancy left by Mr. Arbel, the Board of Directors appointed Richard Brady as a Director.

     On June 10, 1997, the Company mailed a Notice of Special Meeting of Stockholders and Proxy Statement to its shareholders advising of a June 30, 1997 special meeting wherein the following proposals will be voted on: (i) a reverse split of the Company's outstanding shares on a 1 for 3 basis; (ii) an amendment to the Company's Certificate of Incorporation which will effect an amendment to the rights and preferences of the Series E Preferred Stock to (a) eliminate the Series E Class I Preferred Stock, (b) eliminate the dividend, and (c) change the conversion ratio from 20 to 1 to 6 to 1; and (iii) authorization for the issuance of up to 1,000,000 shares of the Company's Series E Class II Preferred Stock by the Company for sale in an initial public offering.

     The Company has submitted a proposal to the Nasdaq stock market for its review, describing the proposed transactions detailed in proposals (ii) & (iii) above. It has asked Nasdaq to consider approving the trading of the Company's Series E Preferred Stock in the event that an offering is consummated. Nasdaq is reviewing this request and has not responded as of June 10, 1997. In the event that Nasdaq responds negatively to the Company's request, Proposals (ii) and
(iii) will be re-evaluated by management, and a notice will be sent to the Company's stockholders advising same that votes on these matters will not be accepted.

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

     The Company's Common Stock and Warrants are currently quoted on the Nasdaq SmallCap Stock Market. The following table sets forth representative high and low closing bid quotes as reported by a market maker during the periods stated below. Bid quotations reflect prices between dealers, do not include resale mark-ups, mark-downs, or other fees or commissions, and do not necessarily represent actual transactions.

                                                           Common Stock(1)                     Warrants(1)              Units(2)
Calendar Period                                             Low       High                Low       High           Low       High
---------------                                             ---       ----                ---       ----           ---       ----

1995
01/01/95 - 02/06/95                                                                                                11 1/2    21 1/4
02/06/95 - 03/31/95                                         3 3/4     13 1/4              1 1/8     7 1/2
04/01/95 - 06/30/95                                         2 1/8     7 5/8               3/16      2 3/16
07/01/95 - 09/30/95                                         2 1/8     3 1/2               1/8       5/8
10/01/95 - 12/31/95                                         1 1/2     3 3/8               1/8       3/8

1996
01/01/96 - 03/31/96                                         7/8       2 3/8               1/8       1/4
04/01/96 - 06/30/96                                         1 1/8     3                   1/8       1/4
07/01/96 - 09/30/96                                         3/4       2 1/2
10/01/96 - 12/31/96                                         1 1/8     1 3/8

1997
01/01/97 - 03/31/97                                         1         1 1/4
04/01/97 - 06/10/97                                         1 1/8     1 1/8
---------------------

         (footnotes from previous page)

     (1) The Common Stock and Warrants started to trade separately on February 6, 1995. The warrants expired in February 1997.

     (2) The Company's Units only traded from November 2, 1994 through February 6, 1995.

         As of June 10, 1997, there were 260 holders of record of the Company's Common Stock, although the Company believes that there are approximately 1,000 additional beneficial owners of shares of Common Stock held in street name. As of June 10, 1997, the number of outstanding shares of the Company's Common Stock was 12,250,556.


                                     PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table summarizes certain selected financial data and is qualified in its entirety by the more detailed financial statements contained elsewhere in this document.

                                                    Year Ended
                                                   March 31,

                                            1994                        1995                      1996               1997
                                            -----                      ------                    ------              -----
         Balance Sheet Data:

         Working Capital (deficiency)       $(102,132)                 $1,805,396               $46,589              $(1,570,486)
         Total Assets                       9,005,405                  11,119,692               9,213,104            9,378,618
         Total Current Liabilities          7,094,257                  7,298,136                6,673,570            8,148,657
         Long-term obligations              99,274                     140,218                  726,007              226,925
         Redeemable preferred stock         929,380                    242,275                  87,680               ---
         Stockholders' equity               882,494                    3,439,063                1,725,847            1,003,036
         Common stock dividends             ---                        ---                      ---                  ---

                                                    Year Ended
                                   March 31,

                                             1994                       1995                      1996               1997
                                             -----                     ------                    ------              -----
         Operating Data:

         Net sales                          $21,756,847                $25,374,722               $21,230,853         $19,624,276
         Cost of sales                      15,001,015                 16,704,757                15,132,895          13,669,104
         Operating expenses                 8,489,222                  9,292,632                 9,105,515           8,881,438
         Net loss                           1,631,775                  875,788                   3,542,715           3,584,881
         Loss per common share(1)           (1.69)                     (0.87)                    (2.77)              (1.29)
         Average shares outstanding(1)      966,322                    1,011,284                 1,287,843           2,791,876

     (1) Adjusted for contemplated 1 for 3 reverse split. See "Item 4. Submission of Matters to a Vote of Security Holders."

Results of Operations

Statements contained in this report which are not historical facts may be considered forward looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected.

         The Company's operations are substantially controlled by UTTC, the Company's parent. UTTC currently owns approximately 59.3% of the issued and outstanding shares of the Company's Common Stock.

For the year ended March 31, 1997 compared to the year ended March 31, 1996

         The Company generated net sales of $19,624,276 in the year ended March 31, 1997 (also referred to as fiscal year 1997). This represented a decrease of $1,606,577, or 7.6%, from net sales of $21,230,853 in the year ended March 31, 1996 (also referred to as fiscal year 1996). Approximately $485,150 of the decline in sales is directly attributable to decreased sales of milk cap game products. Milk cap game products represented a significant portion of the Company's business mix in fiscal year 1995 and a lesser percentage (2.6%) of the Company's sales in the 1996 fiscal year. Milk cap game products represented an insignificant portion (.4%) of the Company's sales in fiscal year 1997.

         The Company had 21 retail locations in the year ended March 31, 1997, including 3 Toys International stores acquired on January 16, 1997. During the year ended March 31, 1996, the Company operated 20 retail locations. The Company closed four locations in fiscal year 1996. Same store sales decreased by 1.8% in fiscal year 1997 compared to fiscal year 1996.

         The Company posted a gross profit of $5,955,172 in the year ended March 31, 1997. While this represented a decrease of $142,786, or 2.3%, from the gross profit of $6,097,958 in the year ended March 31, 1996, it actually represented an improvement in the Company's gross margin from 28.7% in the 1996 fiscal year to 30.3% in the 1997 fiscal year. This 1.6% gross margin improvement was largely due to the implementation of the Company's ongoing plan to augment its traditional product base of lower margin promotional toys with a mix of educational and specialty toys, which generally produce better margins than promotional toys.

         Operating expenses in the year ended March 31, 1997 were $8,474,423. This represented a $94,254, or 1.1%, improvement over the Company's operating expenses of $8,568,677 in the year ended March 31, 1996. The primary reason for the operating expense reduction was a decrease in payroll and payroll related expenses of $73,833.

         In the year ended March 31, 1996, the Company recorded costs of $129,577 associated with the permanent closure of retail stores. No such costs were recorded in the year ended March 31, 1997. Non-cash depreciation and amortization expenses were constant at approximately $407,000 in both the 1997 and 1996 fiscal years.

         The Company's operating loss improved from $3,007,557 in the 1996 fiscal year to $2,926,266 in the 1997 fiscal year. This represented an improvement of $81,291, or 2.7%.

          Interest expense totaled $658,615 for the year ended March 31, 1997. This represented a $123,457, or 23.1%, increase over interest expense of $535,158 in the year ended March 31, 1996. The primary reason for the increased level of interest expense was a higher level of borrowings in fiscal year 1997 than in fiscal year 1996.

         During each of the years ended March 31, 1997 and 1996, the Company recorded net income tax provisions consisting only of the current portion of the minimum income taxes required by various jurisdictions including the States of California and Delaware; such amounts were immaterial and are included in operating expenses. Changes in deferred taxes were offset dollar for dollar by adjustments to the Company's valuation allowance which has reduced its net deferred tax assets to zero as of March 31, 1997 and 1996 and resulted in a net zero dollar provision for deferred income taxes for each of the years ended March 31, 1997 and 1996.

         As a result of the above mentioned factors, the Company recorded a net loss of $3,584,881 for the fiscal year ended March 31, 1997 and a net loss of $3,542,715 recorded in the fiscal year ended March 31, 1996. In fiscal year 1996, the net loss applicable to common shares differed from the net loss by $27,545, as a result of preferred stock dividends accrued in that year. The net loss per common share for the 1997 fiscal year was $(1.29) compared to a net loss per common share in the 1996 fiscal year of $(2.77). The loss per common share decreased in the 1997 year compared to the prior year due to an increase in the weighted average number of shares outstanding from 1,287,843 in fiscal year 1996 to 2,791,876 in fiscal year 1997. All share and per share amounts reflect the effects of the contemplated 1 for 3 reverse split of common stock. See "Submission of Matters to a Vote of Stockholder."

Liquidity and Capital Resources

         At March 31, 1997, the Company had a working capital deficit of $(1,570,486) compared to a working capital position of $46,589 at March 31, 1996. The Company has generated operating losses for the past several years and has historically financed those losses and its working capital requirements through financing transactions, most recent from the exercise by Europe America Capital Corporation ("EACC") of its option to purchase shares of the Company's Series E Preferred Stock and from the additional financing provided by Congress due to the additional $1,000,000 letter of credit received from EACC. There can be no assurance that the Company will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to achieve profitability.

         For the year ended March 31, 1997, the Company used $2,275,962 of cash in its operations compared to $1,176,172 used in operations in the year ended March 31, 1996. The Company's net loss was approximately $3.5 million in both years. The primary factor in the $1,099,790 difference in the amount of cash consumed in operations between the two years was the generation of $1,673,284 of cash from inventories in the 1996 fiscal year compared to $431,154 of cash generated from inventories in the 1997 fiscal year.

         The Company used $1,024,127 of cash in its investing activities during the year ended March 31, 1997 compared to $322,523 in the year ended March 31, 1996. This increase was due to the addition of 3 new retail locations in the Toys International acquisition (see below).

         The Company generated $3,285,410 from its financing activities in the year ended March 31, 1997 compared to the generation of $1,441,171 from financing activities in the year ended March 31, 1996. The largest contribution to the Company's financing activities in the 1997 fiscal year was the receipt of $2,334,000 from the sale of preferred stock. Those proceeds were used for the acquisition of Toys International and to finance the Company's operating losses.

         As a result of the above factors, the Company had a net decrease in cash of $14,679 in the year ended March 31, 1997 compared to a net decrease in cash of $57,524 in the year ended March 31, 1996.

         Management has developed a plan to focus more of its attention on the educational and specialty toy market in its existing and future retail locations. Such a focus is believed to be necessary to differentiate the Company from the larger mass retailers and discount chains that focus on the promotional toy market. In addition, Management believes the educational toy market to be one that is less seasonal in nature from the promotional toy market in which the Company is currently operating. The Company has redesigned certain of its retail locations to include learning and activity centers within the stores as well as entertainment facilities including wide screen televisions. Management expects to continue this process of redesigning its retail locations to this new format over the fiscal year ending March 31, 1998.

         In addition, educational toy sales are expected to achieve gross profit margins of approximately 42%,on average, which is higher than the gross profit of 28-32% historically achieved by the Company on sales of promotional toy items. Management knows of no other toy retailer currently utilizing the concept of combining educational and promotional toys to the scale anticipated by the Company in any single retail outlet.

         On January 16, 1997, the Company acquired certain inventories, the assignment of three leases, store and corporate office fixtures, the corporate name and logo, and certain prepaid items from a specialty toy chain, Toys International, pursuant to an Asset Purchase Agreement. The aggregate purchase price for Toys International was $1,024,184, of which $927,000 was allocated to inventory, $32,184 for certain prepaid expenses and $65,000 for the balance of the assets. In addition, the Company assumed a liability and paid $400,000 as additional rent to the landlord of one of the new locations to reimburse for tenant improvements constructed by the landlord for the previous owner of Toys International. As a result of the acquisition, the Company was assigned the leases of the three retail locations for the remaining terms of the leases which expire at various dates between January 31, 1998 and January 31, 2004 as well as certain operating contracts. The Company paid cash for all of the above amounts except for $265,000 which was in the form of two non-interest bearing notes payable. One note carried a principal balance of $200,000, which required eight quarterly installments of $25,000 beginning April 16, 1997. The second note carried a principal balance of $65,000, which required three monthly payments of $11,667 in February, May, and June, 1997 and two payments of $15,000.

         The three Toys International stores are located in up-scale shopping malls in southern California. Each location carries specialty toy and collectible items which typically command a higher gross margin than the traditional promotional toy lines carried by the Company. The Toys International locations also stock a number of promotional items which are also carried at the Company's other locations but have historically been sold at a higher mark-up than at the Company's stores. Management expects the operations of these three locations will be enhanced by reducing the Toys International overhead expenses and by obtaining purchase discounts on promotional merchandise that is sold in the Toys International stores through the Company's purchasing power.

         Management believes that the Toys International acquisition complements its strategy of changing its business mix toward a higher percentage of educational and specialty toys. In addition to its existing plan of converting certain of its current locations to the redesigned format discussed above, the Company plans to open a number of new locations in up-scale malls bearing the Toys International name and motif.

     At March 31, 1997, the Company had an inventory financing line of credit with

Congress in connection with a Loan and Security Agreement ("Loan Agreement") that was executed on February 1, 1996. The Loan Agreement provides for maximum borrowings of $7,000,000 based on the "Cost Value of Eligible Inventory," as defined in the Loan Agreement. The Loan Agreement also requires the Company to maintain, at all times, a net worth of $500,000. The Loan Agreement requires the payment of a quarterly service fee of $10,000. The line of credit is secured by substantially all assets of the Company, is guaranteed by UTTC, and is further collateralized by $3,000,000 in letters of credit provided by EACC. Interest on outstanding balances is charged at prime plus 1.5%. The Loan Agreement matures February 1, 1998 but can be extended for an additional year at Congress' option.

         As compensation for the issuance of the letter of credit, the Company granted to EACC options (i) to purchase up to an aggregate of 1,250,000 shares of the Company's Common Stock at a purchase price of 25% of the closing bid price for the Common Stock on the last business day prior to exercise, for a period of six months from the date of issuance, which option has expired; and
(ii) to purchase up to an aggregate of 20,000,000 shares of the Company's Series E Preferred Stock.

         The Company purchases approximately 95% of its products directly from manufacturers. Approximately 30% of the Company's inventory purchases are made directly from five (5) manufacturers. The Company typically purchases products from its suppliers on credit arrangements provided by the manufacturers. The five major manufacturers mentioned above generally provide credit terms of 180+ days while other vendors offer credit terms of 30 to 120 days.

         The toy industry is seasonal with approximately 45% to 49% of the Company's annual sales occurring during the months of October through December. As a result, sources of funds to repay amounts due under inventory finance arrangements with financial institutions and manufacturers are typically generated from sales during the peak selling season.

         The Company plans to finance its program of remodeling its existing stores to focus on the educational and specialty toy market and of opening new stores under the Toys International name in up-scale shopping malls primarily through lease financing.

         The Company has prepared cash flow forecasts for the fiscal year ending March 31, 1998. Management acknowledges that the Company will require additional financing in addition to its letter of credit with Congress and from vendor credit lines in order to meet its capital requirements for the fiscal year ending March 31, 1998. In addition, the Company will require additional capital to redesign current and future retail locations to incorporate its plans to focus on the educational and specialty toy market. The Company has entered into a letter of intent with West America Securities Corp. ("West"), a broker dealer, to engage in an initial public offering for the Company's Series E Preferred Shares. The letter of intent provides for an offering of $2,000,000. In the event Nasdaq does not approve the listing of the shares of the Series E Preferred Stock, the offering may not be undertaken by West. Further, there can be no assurances that this offering will be consummated. In addition, Ilan Arbel, in a letter dated June 10, 1997, represented his willingness to provide additional working capital to the Company, should such be necessary, through September 30, 1998.

Trends Affecting Liquidity, Capital Resources, and Operations

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

         The toy and hobby retail industry faces a number of potentially adverse business conditions including price and gross margin pressures and market consolidation. The domination of the toy industry by Toys R Us has resulted in increased price competition among various toy retailers and declining gross margins for such retailers. Moreover, the domination of Toys R Us has resulted in the liquidation or bankruptcy of many toy retailers throughout the United States, including in the southern California market. There can be no assurance that the Company's business strategy will enable it to compete effectively in the toy industry.

         Management currently knows of no trends reasonably expected to have a material impact upon the Company's operations or liquidity in the foreseeable future. The Company's operating history has been characterized by narrow profit margins and, accordingly, the Company's earnings will depend significantly on its ability to purchase its product on favorable terms, to obtain store locations on favorable terms, retail a large volume and variety of products efficiently and to provide quality support services. The Company's prices are, in part, based on market surveys of its competitors' prices, primarily those of Toys R Us. As a result, aggressive pricing policies, such as those used by Toys R Us, have resulted in the Company reducing its retail prices on many items, thereby reducing the available profit margin. Moreover, increases in expenses or other charges to income may have a material adverse effect on the Company's results of operations. There can be no assurance that the Company will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to achieve profitability.

         The Company's common stock is currently traded on the NASDAQ SmallCap Market System which requires the Company to maintain total assets of at least $2,000,000, stockholders' equity of $1,000,000, and a minimum bid price of $1.00. If the Company's result of operations from future periods cause the Company to be in a position where it is unable to satisfy these criteria, its securities will be subject to being delisted and trading, if any, would thereafter be conducted in the over-the-counter market and quoted on the OTC Bulletin Board. Consequently, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the Company's securities. Such an event of delisting may also have a negative impact on the Company's ability to raise additional equity or debt financing. In May 1997, the Company proposed the listing of its Series E Preferred Stock in conjunction with a proposed offering by West and certain other capital transactions for which the Company has requested stockholder approval, which meeting is set for June 30, 1997. See "Submission of Matters to a Vote of Security Holders." There can be no assurances that Nasdaq will approve the proposal or consent to the listing of the shares of Series E Preferred Stock.

New Accounting Pronouncement:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings Per Share ("EPS"). SFAS No. 128 requires all companies to present "basic" EPS and, if they have a complex capital structure, "diluted" EPS. Under SFAS No. 128, "basic" EPS is computed by dividing income (adjusted for any preferred stock dividends) by the weighted average number of common shares outstanding during the period.
"Diluted" EPS is computed by dividing income (adjusted for any preferred stock or convertible stock dividends and any potential income or loss from convertible securities) by the weighted average number of common shares outstanding during the period plus the number of additional common shares that would have been outstanding if any dilutive potential common stock had been issued. The issuance of antidilutive potential common stock should not be considered in the calculation. In addition, SFAS No. 128 requires certain additional disclosures relating to EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Thus, the Company expects to adopt the provisions of this statement in fiscal year 1998. Management does not expect the adoption of this pronouncement to have a significant impact on the Company's financial statements.

ITEM 7.           FINANCIAL STATEMENTS

         See attached Financial Statements.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 20, 1997, the Company engaged Haskell & White, Certified Public Accountants, as its new independent accountants to audit the Company's financial statements for the year ending March 31, 1997, replacing BDO Seidman, LLP as auditors of the Company. Prior to engaging Haskell & White, such accounting firm was not consulted on any matters relative to the application of accounting principles on specified transactions or in any matter that was the subject of a disagreement between the Company and its former accountants. During the past year, Haskell & White has provided services of a general financial consulting nature to the Company and has performed agreed upon procedures in the due diligence process related to the January 1997 acquisition of substantially all the assets of Toys.

         In December 1996, Haskell & White was engaged by U.S. Wireless Corporation, formerly known as American Toys, Inc., the former parent company, to re-audit the financial statement of American Toys, Inc. for the year ended March 31, 1996. In so doing, Haskell & White re-audited the financial statement of the Company for the year ended March 31, 1996 and therefore provided an audit report for the comparative financial statements for the years ended March 31, 1997 and 1996.

         The change in accountants was not due to any discrepancies or disagreements between the Company and BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The former accountants' reports on the Company's financial statements for the years ended March 31, 1995 and 1996 did not contain any adverse opinions or disclaimers of opinion; nor were they qualified or modified as to uncertainty, audit scope or accounting principles as required by Item 304
(a)(3) of Regulation S-B promulgated under the Securities Act of 1933, as amended.

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

         The Directors of the Company are elected annually by the shareholders, and the Officers are appointed annually by the Board of Directors. Vacancies on the Board of Directors may be filled by the remaining Directors. Each Director and Officer will hold office until the next annual meeting of shareholders or until his successor is elected and qualified. The Executive Officers and Directors of the Company are as follows:


NAME                                        AGE                        POSITION

Harold Rashbaum                             70                         Chairman of the Board

Richard Brady                               45                         Chief Executive Officer, President, and Director

Angela Burnett                              44                         Secretary, Comptroller

James Frakes                                40                         Chief Financial Officer

Sheikhar Boodram                            34                         Director


         All Directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. Officers are elected annually by, and serve at the discretion of, the Board of Directors. There are no family relationships between or among any Officers or Directors of the Company. Each Director is elected for a period of one year at an annual meeting of the Company's shareholders and serves until his successor is duly elected. The Company's Officers serve at the discretion of the Board of Directors. Angela Burnett has been the Secretary of the Company since June 1994. Ms. Burnett has resigned as Secretary effective July 3, 1997.

         As permitted under the Delaware Corporation Law, the Company's Certificate of Incorporation eliminates the personal liability of the Directors to the Company or any of its shareholders for damages caused by breaches of said Directors' fiduciary duties. As a result of such provision, stockholders may be unable to recover damages against then Directors for actions which constitute negligence or gross negligence or are in violation of their fiduciary duties. This provision in the Company's Certificate of Incorporation may reduce the likelihood of derivative, and other types of shareholder, litigation against Directors.

     Harold Rashbaum was appointed Chairman of the Board of Directors on September 10, 1996. He has been the President, Chief Executive Officer, and a Director of Hollywood Productions, Inc. ("Hollywood") since January 1997. From May 1996 to January 1997, Mr. Rashbaum served as Secretary and Treasurer of Hollywood and the President of Breaking Waves, Inc., a subsidiary of Hollywood. Also since May 1996, Mr. Rashbaum has served as the Secretary, Treasurer, and a Director of D.L. Productions, Inc. ("DLP"). He became President of DLP in January 1997. Since February 1996, Mr. Rashbaum has also been the President and a Director of H.B.R. Consultant Sales Corp. ("HBR"), of which his wife is the sole stockholder. Mr. Rashbaum was a consultant to the Company from July 1995 to September 10, 1996. Prior thereto from February 1992 to June 1995, Mr. Rashbaum was a consultant to 47th Street Photo, Inc., an electronics retailer. Mr. Rashbaum held this position at the request of the bankruptcy court  during the time 47th  Street  Photo,  Inc.  was in Chapter  11. From
January 1991 to February 1992, Mr. Rashbaum was a consultant for National Wholesale Liquidators, Inc., a major retailer of household goods and housewares.

     Richard Brady is a co-founder of the Company and has acted as the Company's Chief Executive Officer and President since December 1995. Mr. Brady was the Executive Vice President, Secretary, and a Director from the Company's inception in 1974 until December 1996. He was reelected Director of the Company in May 1997.

     Angela Burnett has been the Secretary and Comptroller of the Company since June 1994 and 1989, respectively. Ms. Burnett was the Company's Treasurer from 1992 to June 1997 and the Chief Financial Officer of the Company from January 1996 to May 1997. Since 1989, Ms. Burnett has been the manager of Management Information Services. Ms. Burnett has been employed by the Company since 1985: she was initially employed as a data entry employee in charge of inventory control and subsequently became assistant controller of the Company in 1988.

     James Frakes was elected Chief Financial Officer of the Company in June 1997. Prior thereto, from June 1990 to March 1997, Mr. Frakes was Chief Financial Officer of Urethane Technologies, Inc. ("UTI") and two of its subsidiaries: Polymer Development Laboratories, Inc. ("PDL") and BMC Acquisition, Inc. These were specialty chemical companies which focused on the polyurethane segment of the plastics industry. Mr. Frakes was also Vice President and a Director of UTI during this period. In March 1997, three unsecured creditors of PDL filed a petition for the involuntary bankruptcy of PDL. This matter is pending before the United States Bankruptcy Court, Central District of California. In 1989, Mr. Frakes and his wife purchased JLJ Enterprises d/b/a TME Travel ("JLJ"), a travel agency which provided services primarily for the business community. Mr. Frakes was the Vice President, Chief Financial Officer, and a Director of JLJ; his wife was the President and a Director. In November 1992, Mr. Frakes and his wife sold JLJ. From 1985 to 1990, Mr. Frakes was a manager for Berkeley International Capital Corporation, an investment banking firm specializing in later stage venture capital and leveraged buyout transactions. In 1980, Mr. Frakes obtained a Masters in Business Administration from University of Southern California. He obtained his Bachelor of Arts degree in history from Stanford University from which he graduated with honors in 1978.

     Sheikhar Boodram was appointed as a Director of the Company on February 2, 1996. Mr. Boodram was a Director of American Toys, Inc. from May 1993 until July 1996. Since September 1992, Mr. Boodram has been the Vice President and a Director of UTTC. From October 1991 to September 1992, Mr. Boodram was employed as a designer with UTTC. Mr. Boodram has been the President and Secretary of Multimedia Concepts International, Inc. since June 12, 1995. He is the sole Officer and Director of American Eagle Industries Corp. and Match II, Inc. From 1979 until October 1991, Mr. Boodram was the production manager for for Lady Helene Sophisticates, Ltd., a manufacturer of ladies garments, which ceased operations in 1991.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Officers, Directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, Directors, and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon requests for information of the Company's Officers, Directors, and greater than 10% shareholders, during fiscal 1997, the Company has been informed that all Officers, Directors, or greater than 10% shareholders have stated that they have filed such reports as are required pursuant to Section 16(a) during the 1996 fiscal year. The Company has no basis to believe that any required filing by any of the above indicated individuals has not been made.

ITEM 10.          EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded or paid by the Company during the years ended March 31, 1997, 1996, and 1995 to each of the named Executive Officers of the Company.

                           Summary Compensation Table
                               Annual Compensation

         (a)                                         (b)               (c)             (d)                 (e)
         Name and Principal                                                            Other Annual
         Position                                    Year              Salary($)       Bonus($)(1)          Compensation($)

         Richard Brady                               1997              108,000         -                    6,179(2)
         Chief Executive Officer,                    1996              117,230         -                    7,979(2)
          President and Director                     1995              120,000         -                    7,829(2)
         ----------------------

     (1) No bonuses were paid during the periods herein stated.

     (2) Includes an automobile allowance of $4,800 for 1997 and $6,600 for 1996 and 1995, and the payment of life insurance premiums of $1,379, $1,379, and $1,888 for 1997, 1996, and 1995, respectively.

1994 Stock Option Plan

         In 1994, the Company adopted the Company's 1994 Stock Option Plan ("the Plan"). The Board believes that the Plan is desirable to attract and retain executives and other key employees of outstanding ability. Under the Plan, options to purchase an aggregate of not more than 150,000 shares of Common Stock may be granted from time to time to key employees, Officers, Directors, advisors, and independent consultants to the Company and its subsidiaries. As of June 1, 1994, 10,000 options, exerciseable at $2.10 per share, were granted to Angela Burnett. No other options have been granted to any other party.

         The Board of Directors is charged with administration of the Plan and is generally empowered to interpret the Plan, prescribe rules and regulations relating thereto, determine the terms of the option agreements, amend them with the consent of the Optionee, determine the employees to whom options are to be granted, and determine the number of shares subject to each option and the exercise price thereof. The per share exercise price for incentive stock options ("ISOs") will not be less than 100% of the fair market value of a share of the Common Stock on the date the option is granted (110% of fair market value on the date of grant of an ISO if the Optionee owns more than 10% of the Common Stock of the Company).

         Options will be exerciseable for a term (not less than one year) determined by the Board. Options may be exercised only while the original grantee has a relationship with the Company or at the sole discretion of the Board, within ninety days after the original grantee's termination. In the event of termination due to retirement, the Optionee, with the consent of the Board, shall have the right to exercise his option at any time during the thirty-six month period following such retirement. Options may be exercised up to thirty-six months after the death or total and permanent disability of an Optionee. In the event of certain basic changes in the Company, including a change in control of the Company as defined in the Plan, in the discretion of the Board, each option may become fully and immediately exerciseable. ISOs are not transferable other than by will or by the laws of descent and distribution. Options may be exercised during the holder's lifetime only by the holder or his guardian or legal representative.

         Options granted pursuant to the Plan may be designated as ISOs with the attendant tax benefits provided therefor pursuant to Sections 421 and 422A of the Internal Revenue Code of 1986. Accordingly, the Plan provides that the aggregate fair market value (determined at the time an ISO is granted) of the Common Stock subject to ISOs exerciseable for the first time by an employee during any calendar year (under all plans of the Company and its subsidiaries) may not exceed $100,000. The Board may modify, suspend, or terminate the Plan, provided, however, that certain material modifications affecting the Plan must be approved by the shareholders, and any change in the Plan that may adversely affect an Optionee's rights under an option previously granted under the Plan requires the consent of the Optionee.

1994 401(k) Employee Stock Option Plan ("ESOP")

    In May 1994, the Company adopted corporate resolutions approving a 401(k) Employee Stock Ownership Plan ("the ESOP Plan") which covers substantially all employees of the Company. The ESOP Plan was filed on July 14, 1995 with the Internal Revenue Service and includes provisions for both employee stock ownership and a 401(k) Plan. The ESOP Plan allows contributions only by the
Company: these can be made annually at the discretion of the Company's Board of Directors. The ESOP Plan has been designed to invest primarily in the Company's stock. The 401(k) portion of the ESOP Plan will be contributed to by the employees of the Company through payroll deductions. The Company does not intend to match contributions to the 401(k). Contributions to the ESOP Plan may result in an expense, resulting in a reduction in earnings, and may dilute the ownership interests of persons who currently own securities of the Company.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth certain information as of June 10, 1997 based upon information obtained by the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of 5% or more of the outstanding shares of Common Stock;
(ii) each Officer and Director; and (iii) all Officers and Directors as a group. Except to the extent indicated in the footnotes to the table, each of the individuals listed below possesses sole voting power with respect to the shares of Common Stock listed opposite his name.

Name and Address of Beneficial              Amount and Nature of
Owner                                       Beneficial Ownership                        Percentage of Class (%)

                                                   --                                      --
Harold Rashbaum
c\o Play Co. Toys &
 Entertainment Corp.
550 Rancheros Drive
San Marcos, CA

Sheikhar Boodram
c\o Play Co. Toys &
 Entertainment Corp.
550 Rancheros Drive                               --                                      --
San Marcos, CA

United Textiles & Toys Corp. (1)                  7,258,742                               59.3
448 West 16th Street
New York, NY 10011

Multimedia Concepts International,                --(2)                                   --
Inc.
448 West 16th Street
New York, NY 10011

Europe America Capital Foundation                 --(3)                                   --
Box 47
Tortola, BVI

All Officers and Directors as                     76,762                                  *
a group (4 persons) (1) - (4)


* Less than 1%

     (1) Does not include 4,500,000 (1,350,000 after the 1 for 3 reverse stock split) shares issuable, at any time, upon the exercise of 225,000 shares of the Series E Class I Preferred Stock. Includes 578,742 shares issued to UTTC (formerly known as Mister Jay Fashions International, Inc.) in connection with the distribution of the Company's shares by U.S. Wireless Corporation (formerly known as American Toys, Inc.) in August 1996.

     (2) Does not includes 15,500,000 (4,818,420 after the 1 for 3 reverse stock split) shares issuable, at any time, upon the exercise of 803,070 shares of the Series E Class I Preferred Stock.

     Does not includes 23,450,000 (7,035,000 after the 1 for 3 reverse stock split) shares issuable, at any time, upon the exercise of 1,172,500 shares of the Series E Class I Preferred Stock.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On January 30, 1996, pursuant to the requirements of the Company's Loan Agreement with Congress, American Toys, Inc. converted all $1,400,000 of debt owed by the Company into equity. In exchange for the debt, American Toys, Inc. agreed to receive from the Company one share of Series D Preferred Stock with the right to elect 2/3 of the Company's Board of Directors upon stockholder approval. In August 1996, the one share of Series D Preferred Stock was converted into 1,157,028 shares of the Company's Common Stock based on the initial amount of the debt divided by the average price of the shares for a 90 day period prior to the conversion. This was performed in order for American Toys, Inc. to spin such shares off to its stockholders and divest its interest in the Company.

     In February 1996, pursuant to the terms of the Congress Financing, EACC delivered to Congress a $2,000,000 L/C. EACC, as described supra, is an affiliate of Ilan Arbel, a former Director of the Company. The Congress Financing is also guaranteed by UTTC, the majority stockholder of the Company. See "Business Financing."

     From October 1996 to May 1997, EACC exercised its option and purchased an aggregate of 2,862,070 shares of the Series E Class I Preferred Stock, of which there are 2,500,570 shares outstanding after the conversion of an aggregate of 361,500 shares. The proceeds of the funds received for such investment have enabled the Company to acquire substantially all of the assets of Toys, to finance the opening of a Contemporary in Santa Clarita, California, to redesign three other store locations, and to support continued losses. In April and May 1997, EACF, EVC, and Vermongenstreuhand G,H,M,B provided an additional aggregate amount of $700,000 to the Company as an advance against equity.

     In March 1997, EACC issued an additional $1,000,000 L/C to Congress as security. This L/C has enabled the Company to receive additional advances in such amounts from Congress. EACC has not received any compensation for the issuance of this L/C.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following financial statements of the Company are included as Part II, Item 8:

                  Index to Financial Statements                                                                              F-1
                  Report of Independent Certified Public Accountants                                                         F-2
                  Balance Sheets                                                                                             F-3
                  Statements of Operations                                                                                   F-5
                  Statements of Stockholders' Equity                                                                         F-6
                  Statements of Cash Flows                                                                                   F-7
                  Notes to Financial Statements                                                                              F-9

(b) During the last quarter, the Company filed two Forms 8-K. In February 1997, the Company filed a Form 8-K apprising of a change in accounting firms. In April 1997, the Company filed a Form 8-K apprising of Mr. Ilan Arbel's resignation as a Director of the Company.

(c) All exhibits, except those designated with an asterisk (*), which are filed herewith, previously have been filed with the Commission in connection with the Company's Registration Statement on Form SB-2, dated November 2, 1994, under file No. 33-81940-NY and pursuant to 17 C.F.R. ss.230.411, are incorporated by reference herein. Exhibits previously filed but not as part of the SB-2 Registration Statement are incorporated herein by reference to the appropriate document.

3.1                        -        Certificate of Incorporation of the Company filed June 15, 1994.
3.2                        -        By-Laws of the Company.
3.3                        -        Specimen Common Stock Certificate.
3.4                        -        Letter waiving redemption right and Put Option on
                                    Series C Preferred Stock.
4.4                        -        ESOP Plan.
10.11                      -        Stock Purchase Agreement between Play Co. and American Toys.
10.22                      -        Lease Agreement for Store-Escondido.
10.23                      -        Lease Agreement for Store-Convoy.
10.26                      -        Lease Agreement for Store-Chula Vista.
10.27                      -        Lease Agreement for Store-El Cajon.
10.29                      -        Lease Agreement for Store-Simi Valley.
10.30                      -        Lease Agreement for Store-Encinitas.
10.31                      -        Lease Agreement for Store-San Dimas.
10.33                      -        Lease Agreement for Store-Rialto.
10.34                      -        Lease Agreement for Store-Redlands.
10.35                      -        Lease Agreement for Store-Rancho Cucamonga.
10.36                      -        Lease Agreement for Store-Woodland Hills.
10.37                      -        Lease Agreement for Warehouse-Executive Offices.
10.38                      -        Lease Agreement for Store-Pasadena.
10.38(a)                   -        Lease Agreement for Store-Whittier.
10.41                      -        The Company Incentive Stock Option Plan.
10.43                      -        Lease Agreement for Store-Lakewood.
10.44                      -        Lease Agreement for Store-Corona Plaza.
10.50                      -        Extension of Warehouse Lease.
10.65                      -        Direct delivery Purchase Agreement between the Company and Camp
                                    Pendleton.

10.66                      -        Direct delivery Purchase Agreement between the Company and MCRD,
                                    San Diego.
10.74                      -        Agreement with Congress Financial.
10.75                      -        Asset Purchase Agreement for the purchase of Toys International.
10.76*                     -        Lease Agreement for Store-Riverside.
10.77*                     -        Lease Agreement for Store-Santa Clarita.
10.78*                     -        Lease Agreement for Store - South Coast Plaza.
10.79*                     -        Lease Agreement for Store - Century City.
10.80*                     -        Lease Agreement for Store - Crystal Court.
10.81                      -        Lease Agreement for Store - Orange County (incorporated by reference herein to exhibit (i) of the Company's 10-QSB/A-1 for
                                    the period  ended  September  30, 1995 filed with the
                                    Commission).
10.82                      -        Loan and Security Agreement with by and between Congress Financial
                                    Corporation  (Western) as Lender and Play Co. Toys as Borrower dated
                                    February 1, 1996  (incorporated by reference herein to exhibit (i) of the
                                    Company's 10-QSB for the period ended December 31, 1995).
10.83                      -        Stock Purchase Option Agreement with Europe America Capital
                                    Corporation for Series E. Preferred Stock (incorporated by reference herein to exhibit (ii) of the Company's 10-QSB for the period ended
                                    December 31, 1995).
10.84                      -        Stock Purchase Option Agreement with Europe America Capital
                                    Corporation for Common Stock (incorporated by reference herein to exhibit (iii) of the Company's 10-QSB for the period ended December 31,
                                    1995).
10.85                      -        Lease Agreement for Store - Mission Viejo (incorporated by reference herein to exhibit (iv) of the Company's 10-QSB for the period ended
                                    December 31, 1995).
16.01                      -        Letter from BDO Seidman, LLP (incorporated by reference herein to
                                    Form 8-K dated February 20, 1997).
27.01*                     -        Financial Data Schedule.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of June, 1997.

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

\s\ Harold Rashbaum                                  Chairman of the                                      06/25/97
Harold Rashbaum                                      Board of Directors                                   Date


\s\ Richard Brady                                    Chief Executive Officer                              06/25/97
Richard Brady                                        President, and Director                              Date


\s\ Jim Frakes                                       Chief Financial Officer                              06/25/97
Jim Frakes                                                                                                Date

\s\ Angela Burnett                                   Secretary, Comptroller,                              06/25/97
Angela Burnett                                       and Principal Accounting Officer                     Date


\s\ Shiekhar Boodram                                 Director                                             06/25/97
Sheikhar Boodram                                                                                          Date

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                                TABLE OF CONTENTS

                             MARCH 31, 1997 AND 1996



                                                                                                               Page

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

Balance Sheets                                                                                                 F-3

Statements of Operations                                                                                       F-5

Statements of Stockholders' Equity                                                                             F-6

Statements of Cash Flows                                                                                       F-7

Notes to Financial Statements                                                                                  F-9


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Play Co. Toys & Entertainment Corp.

We have audited the accompanying balance sheets of Play Co. Toys and Entertainment Corp. (a subsidiary of United Textiles & Toys Corp.) as of March 31, 1997 and 1996 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Play Co. Toys and Entertainment Corp. at March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.




                                                                 HASKELL & WHITE
                                                    Certified Public Accountants

                                                       Newport Beach, California
                                                                   May 13, 1997,

     except the last two sections of Note 15 which are as of June 10, 1997, and the last paragraph of Note 9 which is as of June 20, 1997

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                                 BALANCE SHEETS




                                 ASSETS (Note 5)


                                                                                             March 31,
                                                                                                               1997         1996
Current
     Cash ............................................................................................   $   177,722    $   192,401
     Accounts receivable (Note 2) ....................................................................        60,206         35,273
     Merchandise inventories .........................................................................     6,092,930      6,259,084
     Other current assets ............................................................................       247,313        233,401
                                                                                                         -----------    -----------

                  Total current assets ...............................................................     6,578,171      6,720,159

Property and equipment, net of accumulated
     depreciation and amortization of $2,828,913
     and $2,457,813, respectively (Note 3) ...........................................................     2,475,650      1,858,538

Deposits and other assets (Notes 4 and 5) ............................................................       324,797        634,407
                                                                                                         -----------    -----------

                                                                                                         $ 9,378,618    $ 9,213,104
                                                                                                         ===========    ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                             March 31,
                                                                                                                1997           1996
Current
     Bank overdraft ..................................................................................   $   135,325    $   108,751
     Borrowings under financing agreement (Note 5) ...................................................     4,438,875      3,403,025
     Accounts payable ................................................................................     3,123,851      2,878,183
     Accrued expenses and other liabilities ..........................................................       308,940        283,611
     Current portion of notes payable (Note 7) .......................................................       141,666           --
                                                                                                         -----------    -----------

                  Total current liabilities ..........................................................     8,148,657      6,673,570

Notes payable, net of current portion (Note 7) .......................................................       100,000           --

Due to affiliate (Note 8) ............................................................................          --          528,070

Deferred rent liability (Note 9) .....................................................................       126,925        197,937
                                                                                                         -----------    -----------

                  Total liabilities ..................................................................     8,375,582      7,399,577
                                                                                                         -----------    -----------

Redeemable preferred stock (Note 13)
     Series B preferred  stock,  $.01 par, 81,579 and 244,736 shares  authorized and outstanding, full liquidation value
       of $81,579 ....................................................................................          --           87,680
                                                                                                         -----------    -----------

Commitments and contingencies (Notes 4, 5, 8, 10, 11 and 13)

Stockholders'  (deficit) equity (Notes 13 and 15) Series D preferred stock, $.01 par, 1 share authorized and
       outstanding, full liquidation value of $1,400,000 (Note
                                                                                                    13)         --        1,399,044
     Series E preferred stock, $1 par, 4,000,000 shares
       authorized; 2,500,570 shares outstanding, full liquidation
       value at $2,500,600 ...........................................................................     2,500,570           --
     Common stock, $.01 par value, 40,000,000 shares
       authorized; 4,083,519 and 1,287,843 shares outstanding ........................................        40,835         12,878
     Additional paid-in capital ......................................................................     6,512,107      4,779,520
     Accumulated deficit .............................................................................    (8,050,476)    (4,465,595)
                                                                                                         -----------    -----------

                  Total stockholders' equity .........................................................     1,003,036      1,725,847
                                                                                                         -----------    -----------

                                                                                                         $ 9,378,618    $ 9,213,104
                                                                                                         ===========    ===========

                 See accompanying notes to financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                            STATEMENTS OF OPERATIONS




                                                       March 31,
                                                  1997           1996


Net sales (Note 2) ...........................   $ 19,624,276    $ 21,230,853
Cost of sales ................................     13,669,104      15,132,895
                                                 ------------    ------------
                  Gross profit ...............      5,955,172       6,097,958
                                                 ------------    ------------
Operating expenses:
    Operating expenses (Notes 11 and 12) .....      8,474,423       8,568,677
    Depreciation and amortization ............        407,015         407,261
    Costs associated with permanent closure of
      retail stores (Note 9) .................           --           129,577
                                                 ------------    ------------
                  Total operating expenses ...      8,881,438       9,105,515
                                                 ------------    ------------
Operating loss ...............................     (2,926,266)     (3,007,557)
Interest expense (Notes 4 and 5) .............        658,615         535,158
                                                 ------------    ------------
Net loss .....................................   $ (3,584,881)   $ (3,542,715)
                                                 ============    ============

Net loss applicable to common shares .........   $ (3,584,881)   $ (3,570,260)
                                                 ============    ============
Net loss per common share ....................   $      (1.29)   $      (2.77)
                                                 ============    ============

Weighted average number of common shares and
   share equivalents outstanding .............      2,791,876       1,287,843
                                                 ============    ============



                 See accompanying notes to financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                  STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY




                                                                        Additional       Redeemable Preferred Stock
                                              Common Stock              Paid-in          Series B                       Series D
                                             Shares        Amount       Capital          Shares         Amount          Shares

Balance, April 1, 1995 ................     1,287,843   $    12,878   $ 4,349,065        244,736    $   242,275           --
Issuance of common stock options ......          --            --         458,000           --             --             --
Conversion of stockholders' notes
   payable and related accrued interest
   to Series D preferred stock ........          --            --            --             --             --                1
Redemption of preferred stock .........          --            --            --         (163,157)      (163,157)          --
Payment of accrued dividends ..........          --            --            --             --          (18,983)          --
Accrued dividends on redeemable
   preferred stock ....................          --            --          (9,153)          --            9,153           --
Accretion of discount on redeem-
   able preferred stock ...............          --            --         (18,392)          --           18,392           --
Net loss for the year .................          --            --            --             --             --             --

Balance, March 31, 1996 ...............     1,287,843        12,878     4,779,520         81,579         87,680              1

Redemption of preferred stock .........          --            --            --          (81,579)       (81,579)          --
Payment of accrued dividends ..........          --            --            --             --           (6,101)          --
Conversion of due to affiliate and
   related accrued interest to Series
   E Class I preferred stock ..........          --            --            --             --             --             --
Issuance of Series E Class I
   preferred stock for cash ...........          --            --            --             --             --             --
Conversion of Series E Class I
   preferred stock to common ..........     2,410,000        24,100       337,400           --             --             --
Conversion of Series D preferred
   stock to common ....................       385,676         3,857     1,395,187           --             --               (1)
Net loss for the year .................          --            --            --             --             --             --

Balance, March 31, 1997 ...............     4,083,519   $    40,835   $ 6,512,107           --      $      --             --
                                          ===========   ===========   ===========    ===========    ===========    ===========



                                         See accompanying notes to financial statements.


                                                       Preferred Stock
                                                      Series E Class I          Accumulated
                                             Shares         Amount              Deficit

Balance, April 1, 1995 ................          $--            $--            $(922,880)
Issuance of common stock options ......          --             --             --
Conversion of stockholders' notes
   payable and related accrued interest
   to Series D preferred stock ........          --             --             --
Redemption of preferred stock .........          --             --             --
Payment of accrued dividends ..........          --             --             --
Accrued dividends on redeemable
   preferred stock ....................          --             --             --
Accretion of discount on redeem-
   able preferred stock ...............          --             --             --
Net loss for the year .................          --             --       (3,542,715)


Balance, March 31, 1996 ...............          --             --       (4,465,595)

Redemption of preferred stock .........          --             --             --
Payment of accrued dividends ..........          --             --             --
Conversion of due to affiliate and
   related accrued interest to Series
   E Class I preferred stock ..........       528,070        528,070           --
Issuance of Series E Class I
   preferred stock for cash ...........     2,334,000      2,334,000           --
Conversion of Series E Class I
   preferred stock to common ..........      (361,500)      (361,500)          --
Conversion of Series D preferred
   stock to common ....................          --             --             --
Net loss for the year .................          --             --       (3,584,881)

Balance, March 31, 1997 ...............     2,500,570    $ 2,500,570    $(8,050,476)

                 See accompanying notes to financial statements.
                                      F-43

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                            STATEMENTS OF CASH FLOWS
                                    (Note 14)

                                                                 March 31,
                                                          1997             1996

Cash flows from operating activities:

     Net loss .........................................   $ (3,584,881)   $ (3,542,715)
     Adjustments to reconcile net loss to net cash
       used for operating activities:
         Depreciation and amortization ................        407,015         407,261
         Amortization of common stock options .........        214,743          64,300
         Deferred rent ................................        (71,012)         57,719
     Increase (decrease) from changes in:
         Accounts receivable ..........................        (24,933)        586,827
         Merchandise inventories ......................        431,154       1,673,284
         Other current assets .........................        (13,912)        (52,099)
         Deposits and other assets ....................         94,867         (49,986)
         Accounts payable .............................        245,668        (380,817)
         Accrued expenses and other liabilities .......         25,329          60,054
                                                          ------------    ------------

                  Cash used for operating activities ..     (2,275,962)     (1,176,172)
                                                          ------------    ------------

Cash flows from investing activities:

     Purchases of property and equipment ..............     (1,024,127)       (340,311)
     Amounts due from stockholder .....................           --            17,788

                  Cash used for investing activities ..     (1,024,127)       (322,523)
                                                          ------------    ------------

Cash flows from financing activities:

     Change in bank overdraft .........................   $     26,574    $    108,751
     Borrowings under bank lines of credit ............           --         1,092,361
     Repayments under bank line of credit .............           --        (3,466,852)
     Borrowings under financing agreement .............     22,404,385       5,637,392
     Repayments under financing agreement .............    (21,368,535)     (2,234,367)
     Payments on capital lease obligations ............           --           (42,045)
     Repayment of notes payable .......................        (23,334)           --
     Due to affiliate .................................           --           528,070
     Redemption of preferred stock ....................        (81,579)       (163,157)
     Payment of dividends on preferred stock ..........         (6,101)        (18,982)
     Proceeds from issuance of preferred stock ........      2,334,000            --
                                                          ------------    ------------

                  Cash provided by financing activities      3,285,410       1,441,171
                                                          ------------    ------------

Net decrease in cash ..................................        (14,679)        (57,524)

Cash, beginning of year ...............................        192,401         249,925
                                                          ------------    ------------

Net cash, end of year .................................   $    177,722    $    192,401
                                                          ============    ============

                 See accompanying notes to financial statements.

1.       Summary of Accounting Policies

         Business Organization and Revenue Recognition

         Play Co. Toys & Entertainment Corp. (the "Company") is a Delaware corporation that owns and operates retail stores which sell toys, games, hobby and craft merchandise. The Company had twenty-one (21) retail stores located within Southern California at March 31, 1997. In the beginning of 1996, the Company began to change its focus to include the sale of educational, new electronic interactive, specialty and collectible toys and items.

         On May 7, 1993 the Company became a subsidiary of American Toys, Inc., (now known as U.S. Wireless Corporation) ("American Toys") when American Toys acquired 90% of the then outstanding shares of common stock directly from the original stockholders (Note 13). Accounting practices prescribed by the Securities and Exchange Commission (SEC) normally require "push-down" accounting to revalue the Company's assets at the time of the acquisition. The effects of such were immaterial.

         In November 1994, the Company completed an initial public offering of common stock and warrants (Note 13) and is therefore subject to the accounting and reporting requirements of the SEC.

         In August 1996, the Company became a subsidiary of United Textiles & Toys Corp. ("United Textiles"), formerly known as Mister Jay Fashions International ("Mister Jay"), when United Textiles acquired approximately 57% of the then outstanding shares of common stock directly from American Toys (Note 13). When American Toys spun-off its investment in the Company to American Toys' stockholders, United Textiles was a majority stockholder of American Toys at the record date for the spin-off.

         Merchandise Inventories

         Merchandise inventories are stated at the lower of cost (first-in, first-out method - "FIFO") or market.

         Property and Equipment

         Property and equipment is recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives (3 - 15 years) of the related assets. Leasehold improvements are amortized over the lesser of the related lease terms or the estimated useful lives of the improvements. Maintenance and repairs are charged to operations as incurred.

         Store Opening and Closing Costs

         Costs incurred to open a new retail location such as advertising, training expenses and salaries of newly hired employees are expensed as incurred and improvements to leased facilities are capitalized. Upon permanently closing a retail location, the costs to relocate fixtures, terminate employees and other related costs are expensed as incurred. In addition, the unamortized balance of any abandoned leasehold improvements are expensed. If significant, the remaining payments due under lease agreements are discounted to present value and recorded as an expense and a liability to the extent such are not offset by rental income generated through existing sub-leases of the property.

         Income Taxes

         The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred income taxes are recognized based on the differences between financial statement and income tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities, including the effect of change in the valuation allowance, if any.

         Net Loss Per Share

         Net loss per share has been computed by dividing net loss, after reduction for preferred stock dividends and the accretion of the discount on redeemable preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. Outstanding stock options were considered to be anti-dilutive. Dividends accrued and accretion recorded on the Series B preferred stock aggregated zero and $27,545 for the years ended March 31, 1997 and 1996.

         Additionally, share and per share amounts have been retroactively adjusted for the effects of the one-for-three reverse stock split expected to be approved by the Company's stockholders at a special meeting on June 30, 1997 (Note 15).

         Statements of Cash Flows

         For purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Fair Value of Financial Instruments

         The carrying amount of the Company's financial instruments, consisting of accounts receivable, accounts payable, and borrowings, approximates their fair value.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts could differ from those estimates.

         Reclassifications

         Certain 1996 amounts have been reclassified to conform to current year presentation. The reclassifications have no effect upon the Company's financial position or results of operations as previously reported.

         Impairment of Long-Lived Assets

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS 121 effective April 1, 1996. There was no impact of such adoption on the Company's financial condition and results of operations.

         Stock-Based Compensation

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," established financial accounting and reporting standards for stock-based employee compensation plans and certain other transactions involving the issuance of stock. The Company adopted SFAS 123 effective April 1, 1996. There was no impact of such adoption on the Company's financial condition and results of operations.

         New Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share ("EPS"). SFAS No. 128 requires all companies to present "basic" EPS and, if they have a complex capital structure, "diluted" EPS. Under SFAS No. 128, "basic" EPS is computed by dividing income (adjusted for any preferred stock dividends) by the weighted average number of common shares outstanding during the period. "Diluted" EPS is computed by dividing income (adjusted for any preferred stock or convertible stock dividends and any potential income or loss from convertible securities) by the weighted average number of common shares outstanding during the period plus the number of additional common shares that would have been outstanding if any dilutive potential common stock had been issued. The issuance of antidilutive potential common stock should not be considered in the calculation.
          In addition, SFAS No. 128 requires certain additional disclosures relating to EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Thus, the Company expects to adopt the provisions of this statement in fiscal year 1998.

2.       TKO Product Line

         During the year ended March 31, 1995, the Company began wholesale distribution of its TKO product line items. Wholesale sales of TKO items for the year ended March 31, 1997 and 1996 approximated $202,000 and $570,000, respectively. At March 31, 1997 and 1996, the Company had accounts receivable from wholesale sales of TKO items totaling $17,747 and $35,273, respectively.

         The milk cap game (principal product of the TKO product line) has lost its popularity since its introduction to Southern California in 1994. Accordingly, milk cap game pieces and accessories sold under the Company's TKO trademark have reached the end of their product life cycle. Management anticipates that future sales of the Company's TKO product line items will be insignificant.

3.       Property and Equipment

Property and equipment consisted of the following:

                                                                                                         March 31,
                                                                                                       1997           1996

Furniture, fixtures and equipment ...........................................................   $ 3,231,161    $ 2,918,621

Leasehold improvements ......................................................................     1,220,246        542,785
Computerized inventory management system ....................................................       468,210        484,074
Signs .......................................................................................       280,034        265,959
Vehicles ....................................................................................       104,912        104,912


                                                                                                  5,304,563      4,316,351

Accumulated depreciation and amortization ...................................................    (2,828,913)    (2,457,813)

                                                                                                $ 2,475,650    $ 1,858,538

         4.       Bank Line of Credit

         In November 1995, European American Capital Corp. ("EACC"), an affiliate, provided a $2,000,000 letter of credit for financing purposes in connection with a bank line of credit agreement. In connection therewith, the Company granted an option to purchase 350,000 shares of common stock. The Company estimated the value of the option to be $224,000 and recorded such amount as additional paid-in capital. For the years ended March 31, 1997 and 1996, amortization of the value of the option aggregated $97,740 and $44,800, respectively and is included in interest expense. The unamortized value of the option at March 31, 1997 and 1996 was $81,460 and $179,200 and is included in other assets. The exercise period expired on April 16, 1996 and no options were exercised.

         On February 7, 1996, the Company obtained alternative financing and the entire balance due under the bank line of credit was repaid and the agreement was terminated. The letter of credit was transferred as collateral under the new financing arrangement (Note 5).

5.       Financing Agreement

         On February 7, 1996, the Company borrowed, under an agreement with a financing company, approximately $2,243,000, which proceeds were used to repay the then outstanding borrowings under the bank line of credit agreement (Note 4). The financing agreement provides for maximum borrowings up to $7,000,000 based upon a percentage of the cost value of eligible inventory, as defined. Outstanding borrowings bear interest at 1.5% above the prime rate, as defined (the prime rate at March 31, 1997 was 8.5%). The agreement matures February 1, 1998 and can be renewed for one additional year at the lender's option.

         The agreement includes a financial covenant requiring the Company to maintain, at all times, adjusted net worth, as defined, of $500,000. At March 31, 1997, the Company was in compliance with this financial covenant.

         The financing agreement is secured by substantially all assets of the Company, is guaranteed by United Textiles and collateralized by a $2,000,000 letter of credit provided by EACC. In connection with the letter of credit provided by EACC, the Company granted to EACC (i) an option to purchase up to an aggregate of 1,250,000 shares of the Company's common stock at a purchase price of 25 percent of the closing bid price for the Company's common stock on the last business day prior to exercise, for a period of six months commencing February 7, 1996, such option having expired, and (ii) an option to purchase up to an aggregate of 20,000,000 shares of the Company's Series E preferred stock (Note 13) at a purchase price of $1.00 per share during the period from May 9, 1996 through January 30, 1998. The Company's estimated value of the option described in (i) above is insignificant to the accompanying financial statements. The Company estimated the value of the option described in (ii) above to be $234,000 and recorded such amount as additional paid-in capital. For the years ended March 31, 1997 and 1996, amortization of the value of the option aggregated $117,000 and $19,500, respectively, and is included in interest expense. The unamortized value of the option aggregates $97,500 at March 31, 1997 and $214,500 at March 31, 1996,
         and is included in other assets.

         In March 1997, the agreement was amended during the year to allow the Company to execute a Note payable to the stockholder of Toys International Inc. for $265,000 (Notes 6 and 7). The financing company continues to hold a senior interest in the assets of the Company. In addition, United Textiles was substituted for American Toys as the guarantor due to the spin-off of the Play Co. ownership. Further, the agreement was amended to increase the borrowing ratios on inventory and increase special loan advances provided EACC issue an additional letter of credit in the amount of $1,000,000 which was provided in March 1997. As such, at March 31, 1997, the agreement is collateralized by letters of credit aggregating $3,000,000.

6.       Asset Purchase Agreement

         On January 16, 1997 the board of directors of the Company approved the purchase of the assets and assumption of certain existing liabilities of Toys International. Toys International is a high-end retailer of toys which operated three mall locations in Southern California. As part of the purchase agreement, the Company obtained the rights to the Toys International and Tutti Animali operating name trademarks and also assumed the existing leases at the three locations. The total purchase price was $1,024,184 which consisted mainly of inventory and certain prepaid expenses and deposits. The purchase price was paid in the form of a cash payment of $759,184 in January 1997 and the execution of two promissory Notes aggregating $265,000 (Note 7).

         7.       Notes Payable



         Note  payable  to  stockholder  of  Toys  International,   non-interest
         bearing, guaranteed by United Textiles, payable in five installments ranging from $11,667 to $15,000 through maturity, on June 16, 1997.
         Note is subordinate to the financing agreement with a financial institution (Note 5).

         Note payable to stockholder of Toys International non-interest bearing, guaranteed by United Textiles, payable in quarterly installments of $25,000 through maturity, on January 16, 1999. Note is subordinate to the financing agreement with a financial institution (Note 5).


                                                            March 31,
                                                  1997                     1996

Total long-term debt                              241,666                  -

Less current portion                              (141,666)                -

Long-term debt                                    $100,000                 $-



            Future obligations under these promissory Notes as of March 31, 1997 are as follows:

Year
March 31 Amount

1998 $ 141,666
---------
1999 100,000
--------------

$ 241,666

8.       Due to Affiliate

         During March 1996, EACC loaned $500,000 to the Company and incurred costs related to the financing agreement (Note 5) totaling $28,070. On June 3, 1996, EACC exercised options to acquire 528,070 shares of the Company's Series E preferred stock (Notes 5 and 13) and the amount due to affiliate, aggregating $528,070 at March 31, 1996, was extinguished. This transaction resulted in an increase in the Company's stockholders' equity of $528,070.

9.       Costs Associated with Closure of Retail Stores

         During the year ended March 31, 1996, the Company permanently closed four of its retail stores which were not meeting the objectives of the Company. The costs associated with the permanent closure of these stores, which included the write-off of leasehold improvements, were accrued as of March 31, 1996. During the year ended March 31, 1996, those stores generated sales of approximately $3,069,000 and operating losses of approximately $309,000 before allocation of certain corporate charges, interest and income taxes.

         As a result of the Company permanently closing one of its retail locations in June 1995, the Company recorded an expense during the year ended March 31, 1996 of $85,000 as a settlement with the landlord for the early termination of the lease. The settlement required six quarterly installments of $14,167 through August 1, 1997, of which $28,332 was outstanding at March 31, 1997 and is included in accrued expenses and other liabilities in the accompanying balance sheet.

         In March, April, and May 1997, the Company vacated four locations with the intent of temporarily closing the stores and reopening the locations during the Christmas 1997 peak season. The Company may consider temporarily closing the stores again thereafter. In the meantime, the Company and certain of the landlords are attempting to find suitable sub-tenants to occupy the locations and to assume the lease responsibilities.

     In June 1997, landlords for three of the four locations filed lawsuits against the Company to collect unpaid rent on the stores, which has been accrued to date by the Company; as well as rental obligations due on the balance of the lease terms. Management expects that these suits will ultimately be settled with the landlords without a material effect on the financial statements.

10.      Income Taxes

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred income tax assets and liabilities are as follows:

                                                                                             March 31,
                                                                                     1997                1996

         Inventories                                                            $      (183,192)   $        (57,883)
         AMT tax credits                                                                (23,260)            (23,260)
         Accrued expenses                                                               (15,119)            (17,816)
                                                                                ---------------    ----------------

                  Current portion of net deferred income
                    tax (assets) liabilities                                           (221,571)            (98,959)
                                                                                ---------------    ----------------

         Depreciation and amortization                                                  150,857             246,185

         Net operating loss carryforwards                                            (3,142,710)         (1,958,123)
         Deferred rent liability                                                        (50,945)            (79,447)
                                                                                ---------------    ----------------
                  Long-term portion of net deferred
                    income tax (assets) liabilities                                  (3,042,798)         (1,791,385)
                                                                               ---------------    ----------------
         Total net deferred income tax (assets) liabilities                          (3,264,369)         (1,890,344)

         Valuation allowance                                                          3,264,369           1,890,344

                  Net deferred income taxes                                     $             -    $              -

         At March 31, 1997, a 100% valuation allowance has been provided on the net deferred income tax assets since the Company can not determine that it is "more likely than not" to be realized.

         The reconciliation of income taxes computed at the federal statutory tax rate to income taxes at the effective income tax rate in the statements of operations is as follows:

                                                                      March 31,
                                                                      1997      1996

Federal statutory income tax (benefit) rate                           (34.0)%   (34.0)%
State income taxes, net of federal benefit                            0.1       0.1
Non-deductible expenses                                               -         2.0
Change in valuation allowance                                         33.9      31.9
------------- -------

Effective income tax rate                                             - %       - %


         At March 31, 1997, the Company has net operating loss (NOL) carryforwards of approximately $8,000,000 for federal purposes and approximately $4,000,000 for state purposes. The federal NOLs are available to offset future taxable income and expire at various dates through March 31, 2012 while the state NOLs are available and expire at various dates through March 31, 2002.

         A portion of the NOLs described above are subject to provisions of the Internal Revenue Code 382 which limits use of net operating loss carryforwards when changes of ownership of more than 50% occur during a three year testing period. During the year ended March 31, 1994, the Company's ownership changed by more than 50% as a result of the common and preferred stock transactions described in Note 13. Further changes in common and preferred stock ownership during the year ended March 31, 1997 have also potentially limited the use of NOLs. The effect of such limitation has yet to be determined.

         NOLs could be further limited upon the exercise of outstanding stock options or an initial public offering of preferred stock (Note 15).

11.      Commitments and Contingencies

         1994 Stock Option Plan

         In June 1994, the Company adopted the 1994 Stock Option Plan (the "Plan") which provides for options to purchase an aggregate of not more than 50,000 post-reverse split shares of common stock as may be granted from time to time by the Company's Board of Directors. Concurrent with the adoption of the Plan, an option to purchase 3,334 post-reverse split shares of common stock at $6.30 per share; as adjusted for the one-for-three reverse split (Note 15) was granted to the Company's Secretary/Treasurer. As of March 31, 1997, no options to purchase common stock had been exercised.

         401(k) Employee Stock Ownership Plan

         In August 1994, the Company adopted a 401(k) Employee Stock Ownership Plan (the "Plan") which covers substantially all employees of the Company. The Plan includes provisions for both an Employee Stock Ownership Plan ("ESOP") and a 401(k) Plan.

         The ESOP allows only contributions by the Company which can be made annually at the discretion of the Company's Board of Directors. The ESOP is designed to invest primarily in the Company's stock. As of March 31, 1997, there had been no transactions with regards to the ESOP.

         The 401(k) portion of the Plan is contributed to by the employees of the Company through payroll deductions. The Company makes no matching contributions to the 401(k).

         Operating Leases

         The Company leases its retail store properties under noncancelable operating lease agreements which expire through September 2005 and require various minimum annual rentals. Several of the leases provide for renewal options to extend the leases for additional five or ten-year periods. Certain store leases also require the payment of property taxes, normal maintenance and insurance on the properties and additional rents based on percentages of sales in excess of various specified retail sales levels.

         During the years ended March 31, 1997 and 1996, the Company incurred rental expense under all operating leases of $2,681,728 and $2,841,215, respectively.

         Contingent rent expense was insignificant during the years ended March 31, 1997 and 1996.

         During the years ended March 31, 1997 and 1996, the Company sub-leased portions of its warehouse building and a portion of one of its retail locations under noncancelable operating leases. Sub-lease income during the years ended March 31, 1997 and 1996 was $134,093 and $93,822 (Note
         12).

         At  March  31,  1997  the  aggregate   future  minimum  lease  payments
         (receipts) due under these noncancelable leases are as follows:


                      Year Ending                                                  Operating              Operating
                       March 31,                                                    Leases                Sub-Leases

                         1998                                                   $     2,099,491    $      (67,066)
                         1999                                                         1,776,806           (65,937)
                         2000                                                         1,641,013           (67,153)
                         2001                                                         1,014,003           -
                         2002                                                           774,325           -
                      Thereafter                                                      1,968,345           -

                  Total minimum lease payments (receipts)                        $    9,273,983    $      (200,156)

         Dependence on Suppliers

         Approximately thirty-one percent (31%) of the Company's inventory purchases are made directly from five (5) manufacturers. The Company typically purchases products from its suppliers on credit arrangements provided by the manufacturers. The termination of a credit line or the loss of a major supplier or the deterioration of the Company's relationship with a major supplier could have a material adverse effect on the Company's business.

         Seasonality

         The Company's business is highly seasonal with a large portion of its revenues and profits being derived during the months of November and December. Accordingly, in order for the Company to operate, it must obtain substantial short-term borrowings from lenders and the Company's suppliers during the first three-quarters of each fiscal year to purchase inventory and for operating expenditures. Historically, the
         Company has been able to obtain such credit arrangements and substantially repay the amounts borrowed from suppliers and reduce outstanding borrowings from its lender during the fourth quarter of its fiscal year.

         Joint Venture

         On March 14, 1995, the Company entered into an agreement (the "Agreement"), with an individual to form a Limited Liability Company (the "LLC") to engage in the distribution of toy products. Profits, losses and distributions of the LLC were to be allocated pursuant to the above percentage interests. On December 31, 1995, the Company and the individual entered into a termination agreement whereby the Company withdrew from the LLC. In connection therewith, the Company received an aggregate of $32,000 representing the Company's share of net profits earned by the LLC through December 31, 1995, and return of the Company's initial investment in the LLC totaling $800.

         The Company made purchases from the LLC at five percent above the LLC's cost which aggregated approximately $263,000 during the year ended March 31, 1996. Due to termination of this venture in December 1995, such agreement had no impact on the Company's operations for the year ended March 31, 1997.

12.      Related Party Transactions

         Office and Warehouse Lease

         The Company leases an office and warehouse building from a partnership of which one of the partners is a Company officer, stockholder and director. Rent expense under this lease for the years ended March 31, 1997 and 1996 totaled $227,546 and $227,916, respectively. The lease expires in April 2000.

         Sub-lease

         During the years ended March 31, 1997 and 1996, sub-lease rental income included $68,173 and $54,422, from an entity in which stockholders and employees of the Company have an ownership interest.

         Consulting Agreement

         During the year ended March 31, 1997 the Company entered into a consulting agreement with the stockholder of Toys International. The term of the agreement commenced on January 16, 1997, expired on April 16, 1997 and called for three monthly payments of $10,000 each. Expenses related to the agreement totaled $6,666 for the year ended March 31, 1997.

         Board of Director Fees

         The Company made payments aggregating $7,000 to the chairman of the board of directors for various consulting services during the year ended March 31, 1997.

13.      Equity Transactions

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

         All unpaid dividends due on the Series A and Series B preferred stock, aggregating $6,101 as of March 31, 1996, have been accrued and are reflected in the respective preferred stock balances in the accompanying balance sheets.

         In April 1996, the Company redeemed all remaining outstanding shares of Series B preferred stock, aggregating 81,579, at the redemption price of $81,579 and paid dividends on the Series B preferred stock aggregating $6,101.

         In April 1996, EACC exercised options to acquire 528,070 shares of the Company's Series E preferred stock. In connection therewith, the amount due to affiliate, aggregating $528,070 at March 31, 1996, was extinguished.

         On June 30, 1996 the Company issued 334,000 shares of the Series E Class I preferred stock to EACC at a rate of $1.00 per share for total cash considerations of $334,000. The shares were then transferred to United Textiles.

         On August 8, 1996 the Company amended its Certificate of Incorporation upon approval by the board of directors to allow the Series D preferred stock to be convertible into 385,676 post-reverse split shares (Note
         15) of the Company's common stock. In addition, the Company increased the number of authorized shares of common stock to 40,000,000. The newly authorized common stock has identical rights to the previously authorized common stock. Further, the Company authorized the issuance of Series E preferred stock to be issued in two separate classes of 1,900,000 shares, designated Series E Class I and 100,000 shares designated Series E Class II. The Series E preferred stock is non-voting and provides for cumulative dividends to holders at $1.00 per share. The dividends are payable within 90 days of each year anniversary of issuance and may only be declared by the board of directors out of legally available funds. The board of directors have not declared any dividends at March 31, 1997 and the annual anniversary date of any issuance has not occurred. The holders of the Series E preferred stock have the option of converting each share held into twenty (20) of the Company's common stock. The holders of the Series E preferred stock shall be entitled to be paid an amount in cash equal to $1.00 per share prior to any distributions to the holders of shares of common stock. Should the Company's assets be insufficient to pay the holders of the Series E preferred stock, the holders of the Series E preferred stock shall share ratably, in any distributions, with any other equivalent securities of the Company that may be established by the Company's board of directors. See Note 15 for discussion of additional subsequent changes to the Company's common and preferred stock capital structure.

         On August 11, 1996, American Toys converted its share of preferred Series D stock into 385,676 post-reverse split shares (Note 15) of the Company's common stock. At this time, American Toys owned 1,235,319 post-reverse split shares (Note 15) of the common stock of the Company which were spun-off to the majority stockholder of American Toys, United Textiles. As a result, United Textiles became the majority stockholder of the Company.

         In August 1996, the 334,000 Series E Class I preferred stock held by United Textiles was converted into 2,226,667 post-reverse split shares (Note 15) of the Company's common stock. In addition, in February 1997, EACC converted 27,500 shares of the Series E Class I preferred stock into 183,333 post-reverse split shares (Note 15) of the Company's common stock all of which were transferred to two unaffiliated companies.

         In October 1996, EACC exercised options to acquire 500,000 and 300,000 shares of Series E Class I preferred stock. In January 1997, EACC exercised options to acquire an additional 1,200,000 shares of Series E Class I preferred stock. All options were exercised at $1.00 per share.

         On February 7, 1997, the Company amended its certificate of incorporation to increase the authorized Series E preferred stock from 2,000,000 to 4,000,000 shares of which 3,900,000 are designated Series E Class I preferred stock and 100,000 shares are designated Series E Class II preferred stock. See Note 15 for discussion of additional subsequent changes to the Company's common and preferred stock capital structure.

14.      Supplemental Cash Flow Information

         Cash paid for income taxes and interest was as follows:

                                             Years Ended March 31,
                                             1997                1996

Interest paid                                $ 443,875           $ 464,832
Income taxes                                 $ 800               $ 800



         For the year ended March 31, 1997, non-cash financing activities include the extinguishment of balance due to affiliate aggregating $528,070 in exchange for 528,070 shares of Series E Class I preferred stock (Note 5), the conversion on 1 share of Series D preferred stock for 385,676 post-reverse split shares (Note 15) of common stock (Note
         13) and the conversion of 361,500 shares of Series E Class I preferred stock for 2,410,000 post-reverse split shares (Note 15) of common stock. In addition, the Company incurred $265,000 in Notes payable to the stockholder of Toys International as a result of the asset purchase which consisted mainly of inventory.

         For the year ended March 31, 1996, non-cash financing activities include the extinguishment of stockholders Notes payable and related accrued interest, aggregating $1,399,044, in exchange for one share of Series D preferred stock (Note 13) and the issuance of common stock options aggregating $458,000 (Notes 4 and 5).

15.      Subsequent Events

         Termination of Warehouse Lease

         In April 1997, the Company negotiated a settlement with a landlord for an excess warehouse facility, whereby the Company was released from the lease obligation for a settlement of $60,000. This early lease termination will result in annual savings of approximately $235,000 based on the original scheduled lease term through April 2000.

         Additional Financing

         On various dates subsequent to March 31, 1997, affiliates of the majority stockholder of United Textiles advanced amounts aggregating $700,000 to the Company. Such advances have been represented by the providers to be advances against the future issuance of equity securities, the exact form and number of shares of which is yet to be determined. The providers of such funds have further represented that such advances are not a loan and the Company has no obligation to repay such funds.

         Additionally, the individual, beneficial, majority stockholder of United Textiles has represented his intent and ability to provide additional working capital to the Company, should such be necessary, through September 1998.

         Changes in Capital Structure

         On June 10, 1997, the Company mailed a Proxy Statement to its stockholders announcing a special meeting of the Company's stockholders to be held on June 30, 1997. The issues being presented to stockholders' approval would have the following effect on the Company's capital structure. In the Proxy Statement, the Company has informed the stockholders that directors and officers of the Company and other principal stockholders owning of record, beneficially, directly and indirectly, an aggregate of approximately 59.9% of the outstanding shares on the record date, have agreed to vote in favor of approval of the proposals.

     A one-for-three reverse split of the Company's common stock. Effects of such reverse split have been retroactively adjusted to share and per share amounts in the financial statements.

     The elimination of Series E Class I preferred stock. There are no shares of Series E Class I preferred stock outstanding.

     1 The elimination of the dividend provisions on the Series E preferred stock.

     1 The reduction of the ratio for Series E preferred stock conversion to shares of common stock from 20 to 1 to a ratio of 6 to 1.

     The authorization for the issuance of up to 1,000,000 shares of the Company's Series E Class II preferred stock by the Company for sale in an Initial Public Offering.

     Such changes, once stockholder votes are confirmed, are to be effected by filing an amendment to the Company's Certificate of Incorporation.

     The Company has submitted a proposal to the Nasdaq stock market for its review describing the proposed transaction in items 2) to 5) above and has requested Nasdaq to consider approving the trading of the Company's Series E preferred stock in the event that an offering is consummated. Nasdaq has not responded to the request as of June 10, 1997.

                                      10.76

                      Lease Agreement for Store-Riverside.

                              SHOPPING CENTER LEASE






                             HUGHES RIVERSIDE LTD.,
                        a California limited partnership

                                  ("Landlord~)






                              PLAY CO. TOYS, INC.,
                             a Delaware corporation

                                   ("Tenant")

                                dba Play Co. Toys




                                TABLE OF CONTENTS
                                                                                                                Page
ARTICLE        I            FUNDAMENTAL LEASE PROVISIONS                                                           1
ARTICLE        II           EXHIBITS                                                                               2
ARTICLE        III          PREMISES                                                                               2
               3.1          Premises                                                                               2
ARTICLE        IV           TERM                                                                                   2
               4.1          Duration
                                                                                                                   2
               4.2          Option to Extend                                                         ...           3
               4.3          Commencement                                                                           3
               4.4          Tenant's Certificate                                                                   4
               4.5          Automatic Termination                                                    ...           4
               4.6          Definition of "Lease Year"                                                             4
ARTICLE        V            RENT
                                                                                                                   4
                5.1         Minimum Annual Rent                                                                    4
                5.2         Percentage Rent                                                                        5
                5.3         "Net" Lease  . .                                                                       8
                5.4         Additional Rent                                                                        8
                5.5         Timely Payment of Rent                                                                 9
                5.6         Limitations on Rent Adjustments                                                        9
ARTICLE VI                  INTENTIONALLY OMITTED
                                                                                                                   9
     ARTICLE VII            USE                                                                                    9
               7.1          Limitations on Use                                                                     9
               7.2          Further Limitations on Use                                                            10
               7.3          Compliance with Laws                                                                  11
               7.4          Trash Removal                                                                         11
               7.5          Compliance with Rules and Regulations                                                 11
               7.6          Deliveries . . . .                                                                    12
               7.7          Hazardous Waste and Materials                                                         12
ARTICLE VIII                TAXES AND INSURANCE                                                                   13
                8.1         Taxes and Insurance                                                                   13
                8.2         Definition of "Floor Area"                                                            14
                8.3         Allocation of Taxes                                                                   14
                8.4        Payment in Installments                                                                15
                8.5        Allocation of Insurance                                     o . .                  . . 15
                8.6         Definition of Taxes                                                                   15
                8.7         Tax on Rent                                                                           16
ARTICLE        IX           UTILITIES SERVICES                                                                    16
               9.1          Utility Charges                                                                       16
                 9.2        Failure to Pay                                                                        16
                 9.3        No Liability                                                                          16
ARTICLE        X            INDEMNITY - INSURANCE - WAIVER OF SUBROGATION  . . . .                                17
               10.1         Indemnity by Tenant                      .                                            17
                 10.2       Waiver of Subrogation                                                                 17
                 10.3       Insurance Maintained by Tenant                                                        17
                 10.4       Insurance Requirements .                                                              18
                 10.5       Blanket Policy                                                                        19
                 10.6         Insurance Maintained by Landlord                                                    19
               10.7         Avoidance of Increased Risk                                                           19
ARTICLE XI                  TENANT'S RIGHTS TO MAKE ALTERATIONS AND
                            IMPROVEMENTS                                                                          20
                 11.1       Alterations and Improvements                                                          20
                11.2        Delivery of Permits and Contracts.                                                    21
                11.3        Tenant's Insurance of Improvements .                                                  21


PS2\267\O64I2~oo3 l\2154990.5 aO8'O7~95                   -1-

ARTICLE        XII          MECHANIC'S LIENS              .   .                                                    22.
               12 - 1       Free of Liens  -                 -                                                     22
               12.2         Contest of Liens              .   . .                          -                       22
               12.3         Landlord's Right to Pay                                                                22
               12.4         Notice of Lien                                                                         22
               12.5         Advance Notice for Nonresponsibility                                                   23

ARTICLE        XIII         ADVERTISING MEDIA                                                                      23
               13.1         Approval of Tenant's Signage -                                                         23
               13.2         Signage Location                                                                       23
               13.3         Restrictions on Signage, Handbills and Other Advertising Devices                       23
               13.4         Signage in Food Courts                                                                 24

ARTICLE        XIV          FIXTURES AND PERSONAL PROPERTY                                                         24
                14.1        Rights to Fixtures and Personal Property                                               24
                14.2        Landlord's Property                                                                    24
                14.3        Taxes, Fees, Assessments and Damages                                                   25

ARTICLE        XV           ASSIGNING AND SUBLETTING                                                               25
                15.1        Restrictions on Transfer                                                               25
                15.2        Notice of Proposed Transfer                                                            26
                15.3        Landlord's Response                                                                    26
                15.4        Standards for Landlord's Approval                                                      27
                15.5        Tenant Not Released; Documentation Fee                                                 28
                15.6        Documentation of Transfer  -                                                           28
                15.7        Adjustment to Minimum Annual Rent                                                      28

ARTICLE XVI                 TENANT'S CONDUCT OF BUSINESS                                                           28
               16.1         Continuous Operation                                                                   28
               16.2         Hours of Operation                                                                     29
               16.3         Additional Charge                                                                      29
               16.4         Opening of Mall                                                                        29
               16.5         Operation of New Locations                                                             30
               16.6         Cessation of Business                                                                  30

ARTICLE XVII                REPAIRS AND MAINTENANCE                                                                30
                  17.1      Tenant's Obligations -                                                - .        .     30
                  17.2      Landlord's Obligations                                                                 31
                  17.3      Condition of Premises                                                                  31
                 17.4       Surrender of Premises                                                 - . . .          32
                 17.5       Inspection; Right to Cure                                                              32

ARTICLE        XVIII  RECONSTRUCTION

                 18.1       Partial Insured Casualty                                                              32
                 18.2       Substantial and Uninsured Casualties                                                  32
                 18.3       Reconstruction                                                                        33
                 18.4       Termination                                                                           33
                 18.5       Rent Abatement .                                       . . .                          33
                 18.6       Waiver                                                                                34

ARTICLE        XIX          COMMON AREAS
                                                                                       -   .  .      .   .  .     34
                19.1        Definition of Common Areas                                                            34
                19.2        Tenant's License for Use                                                              34
                19.3        Common Area Expenses                                                                  34
                19.4        Payment of Common Area Expenses                                                       36
                19.5        Reservations by Landlord                                                              37
                19.6        No Liability                                                                          37
                19.7        Regulation of Common Areas                                 -                          37
                19.8        Control of Common Areas  -                                 .                          38
                19.9       Unauthorized Persons                  .  .                                             38
                19.10      Employee Parking . .                  .      .  .          -          . . .      .     38
                19.11      Parking Surcharge  .                  .  .                                             38
                19.12      Tenant's Audit                     - .                                      . . .      38

ARTICLE XX                  INTENTIONALLY. OMITTED                                                                39


Fs2\267\064l2~oo3l\2l5499o.s aO8~O7~95                     -

ARTICLE        XXI          BANKRUPTCY - INSOLVENCY                                                               39
                21.1        Conditions to Lease Assumption                                                        39
                21.2        Adequate Assurance   .                                                                40
                21.3        Continuing Performance .                                                              40
                21.4        Deemed Rejection   .                                                                  40
                21.5        Landlord's Services                                                                   40
                21.6        Funds Held by Landlord                                                                40
                21.7        Application of United States Bankruptcy
                            Code                                                                                  41

ARTICLE XXII   DEFAULTS BY TENANT; LANDLORD'S REMEDIES                                                            41
               22.1         Tenant's Default                                                                      41
               22.2         Landlord's Remedies                                                                   41
               22.3         ARBITRATION OF DISPUTES; WAIVER OF RIGHT
                            TO JURY TRIAL                                                                         42
               22.4         Re-entry by Landlord                                                                  44
               22.5         Termination of Lease; Damages  .                                                      44
               22.6         Determination of Rent                                                                 45
               22.7         Cumulative Remedies; No Waiver                                                        45
               22.8         Landlord's Right to Cure                                                              45

ARTICLE XXIII  DEFAULTS BY LANDLORD . .                                                                           46
               23.1         Landlord's Default                                                                    46
               23.2         Tenant's Notice of Landlord's Default                                                 46

ARTICLE        XXIV         EMINENT DOMAIN                                                                        46
               24.1         Total Taking                                                                          46
               24.2         Substantial Taking                                                                    47
               24.3         Restoration                                                                           47
               24.4         Right to Award                                                                        47
               24.5         Termination of Major Department Store
                            Leases . . . .                                                                        47
               24.6        Voluntary Sale; Waiver                                                                 47

ARTICLE XXV                 ATTORNEYS' FEES                                                                       48

ARTICLE XXVI   SALE OR MORTGAGE OF PREMISES BY LANDLORD                                                           48

ARTICLE XXVII  ESTOPPEL - SUBORDINATION - ATTORNMENT                                                              48

               27.1         Estoppel .                                                                            48
               27.2         Subordination                                                                         49

ARTICLE XXVIII INTENTIONALLY OMITTED                                                                         . .  49

ARTICLE XXIX   MODIFICATION OF PROJECT/SUBSTITUTE PREMISES                                                        50

               29.1         Reservation of Right to Modify Project                                                50

ARTICLE XXX                 GENERAL PROVISIONS                                                                    51

               30.1       Lease Interpretation .                          .                                       51
               30.2       Consumer Price Index                                                                    51
               30.3       Notices  . . .                 . . . .                 .                                52
               30.4         No Partnership                                                                        52
               30.5         Authority                                                                             52
               30.6         No Oral Agreements or Representations                                                 52
               30.7         No Waiver  .                               .                                          53
               30.8         Force Majeure                                                                         53
               30.9         Time of Essence.                                                                      53
               30.10        NonRedemption                                                                         53
               30.11        Joint and Several Obligations.                                                        53
               30.12      Continuing Obligations                               . ...                       o      53
               30.13      Initialing . .   . . ..                                                                 54

FS2\267\064l2~oo31\2I5499o.s aO8IO7~95                   -iii-

                              SHOPPING CENTER LEASE


     THIS LEASE is made and entered into in Orange County, California as of the 15th day of August 1995, by and between HUGHES RIVERSIDE LTD., a California~ limited partnership ("Landlord"), and PLAY CO. TOYS, INC., a Delaware corporation ("Tenant")


                                    ARTICLE I

                          FUNDAMENTAL LEASE PROVISIONS

         Certain Fundamental Lease Provisions are presented in this Article and represent the agreement of the parties hereto, subject to further definition and elaboration in the respective referenced sections and elsewhere in this Lease. In the event of any conflict between any Fundamental Lease Provision and the balance of this Lease, the latter shall control. References to specific sections are for convenience only and designate some of the sections where references to the particular Fundamental Lease Provisions may appear.

(a)      Tenant's Trade Name:  Play Co. Toys                          (See .7.1)

(b)    Lease Term:    Five (5) lease years, plus a partial lease
                      year, such that the initial Lease Term shall
                      expire on January 31, 2001.                   (See ss.4.5)

(c)      Tenant's Space Number: B-O                                   (See Ex.B)

(d)      Approximate Floor Area of Premises:  10,156 square feet;
         approximate frontage:  100 feet; approximate depth: Irregular
          feet.                                           (See ss.5.1(b) and SB)

(e)      Minimum Annual Rent:
         $91,404.00 per year payable $7,617.00 per month
                                                                      (See ss.5)
         through the initial Lease Term.

         The  Minimum   Annual  Rent  is  subject  to   adjustment   upon  final
         determination of the Floor Area of the Premises as set forth in ss.5.1(b).

(f)      Rent Commencement Date: See Section 4.1                     (See s.4.2)

(g)      Percentage Rent Rate: Five percent(5%)                      (See s.5.2)

(h)      Security Deposit: $ N/A                                       (See s.6)

(i)      Use: The retail sale of toys and other closely related items sold in all of Tenant's other toy stores, and for no other purpose.
         Tenant agrees that the display of such closely related items shall not exceed five percent (5%) of the Floor Area devoted to sales.
                                                                      (See ss.7)
(j)    Notice Address
Landlord:                                         Tenant:

c/o Hughes/Purcell                                550 Rancheros Drive
P.O. Box 8700                                     San Marcos, CA  92069
Newport Beach, CA                                 Phone No. (619) 471-4505
92658-8700
Phone No. (714) 759-9531

                                                                    (See s.30.3)
(k)      Occupancy Charge:  $  N/A


Fs2~267\%4t2ckm3I\2ls499o.5 a08107195

   (1)   Project: Integrated retail shopping center in City of
         Riverside, County of Riverside, State of California commonly
         known as "Riverside Plaza"                                     (See S2)


                                   ARTICLE II

                                    EXHIBITS

         The following drawings and special provisions are attached hereto as Exhibits and are hereby incorporated in this Lease by reference and made a part hereof.

     EXHIBIT "A" - General site plan of Project. The portion thereof owned by Landlord is hereinafter referred to as the "Shopping Center". The site plan shows, among other things, the principal improvements which comprise the Project. Tenant acknowledges that Landlord may change or reduce, or consent to the change or reduction of, the shape, size, height, location and number of the improvements shown and eliminate or add any improvements to any portion of the Project.

     EXHIBIT "B" - Lease Plan showing the location of the Premises.

     EXHIBIT "C" - Description of any work to be performed by Landlord and by Tenant in or on the Premises.

     EXHIBIT "D" - Tenant's Certificate.

     EXHIBIT "E" Sign Criteria.

     EXHIBIT "F" Rules and Regulations.

     EXHIBIT "G Rent Adjustment Statement.



                                   ARTICLE III

                                    PREMISES

     3.1 Premises. Landlord, in consideration of the rental and the covenants to be paid and performed by Tenant, hereby leases to Tenant and Tenant does hereby lease from Landlord, for the term, at the rental and upon the covenants and conditions herein set forth, the commercial space referred to herein as the "Premises". The location of the Premises is cross-hatched in red on the attached Exhibit "B". Tenant accepts the Premises in an "AS-IS" condition except for those items of work to be performed by Landlord as of the commencement of the Lease Term, if any, as set forth in the description of "Landlord's Work" contained in Exhibit "C". Tenant at its sole cost and expense shall be responsible for the completion of those items of work described as the "Tenant's Work" in Exhibit "C" in accordance with Exhibit "C".


                                   ARTICLE IV

                                      TERM

     4.1 Duration. The term of this Lease ("Lease Term") shall be the number of "Lease Years" (as hereinafter defined) specified in Article I, subsection (b), plus any partial calendar month during which the term commences if the term does not commence on the first day of a calendar month, unless sooner terminated pursuant to the terms hereof. Except as otherwise specifically stated in this Lease, references to the "Lease Term" shall include


FS2~67\064l2~omI\2l5499o.s '08/07)95                      -2-
the original Lease Term and any extension, renewal or holdover thereof.

         4.2 Option to Extend. Provided (i) Tenant has performed everything by it to be performed hereunder, (ii) Tenant is not closed for business pursuant to
Section 16.6 below either at the time of exercise hereunder or at the commencement of the extended term, (iii) Tenant is not in default hereunder beyond applicable cure periods either at the time of exercise hereunder or at the commencement of the extended term, and (iv) Tenant's "Gross Sales" (as defined in Section 5.2 below) for the twelve (12) month period immediately prior to the date Tenant exercises its option, exceed One Million Three Hundred Fifty Thousand Dollars ($1,350,000.00), Landlord grants to Tenant an option to extend said Lease Term for one (1) term of five (5) years.

         If Tenant elects to exercise its option, it shall do so by notice in writing mailed to Landlord not earlier than one (1) year and not later than six
(6) months before the expiration of the then existing term of the Lease. In the event Tenant fails to give such written notice to Landlord at least six (6) months prior to the expiration of the then existing term, this option shall automatically terminate without any further action by Landlord. Time is of the essence of this provision.

         It is hereby understood and agreed that in the event Tenant elects to exercise its option to extend hereunder, the Premises will be accepted by Tenant on an "as is" basis, and Landlord shall have no obligation to perform any work therein.

         The extended term shall be upon the same terms and conditions set forth in this Lease, provided, however, that (a) Tenant shall not have an option to extend the term following the extended term; (b) the option to extend the term shall be available only to the original Tenant named herein or an affiliate of Tenant permitted pursuant to Section 15.1 below; and (c) the Minimum Annual Rent shall be adjusted upon the commencement of the extended term as provided herein below.

         Upon the commencement of the extended term, the Minimum Annual Rent shall be adjusted in proportion to changes in the "Consumer Price Index", as defined in Section 30.2. Such adjustment shall be made by multiplying the Minimum Annual Rent payable immediately prior to the commencement of the extended term by a fraction, the numerator of which is the value of said Index for the calendar month three (3) months preceding the commencement of the extended term, and the denominator of which is the value of said Index for the calendar month five (5) years prior to the index month used for the numerator. However, in no event shall the Minimum Annual Rent by reduced below the Minimum Annual Rent in effect immediately preceding the commencement of the extended term, nor shall the Minimum Annual Rent be increased by an amount greater than fifteen percent (15%) compounded from the commencement of the initial Lease Term.

         4.3 Commencement. The Lease Term shall commence ("Commencement Date") on the date which is forty-five (45) days after the date Landlord delivers written notice to Tenant per Section 30.3 of tender of possession of the Premises. Landlord hereby agrees to deliver possession of the Premises to Tenant on September 1, 1995.

         Tenant shall commence the construction of Tenant's Work promptly upon tender of possession of the Premises by Landlord, shall diligently prosecute such construction to completion and shall open for business in the Premises prior to the expiration of the forty-five (45) day period provided herein above. During the period of Tenant's construction work until the Commencement Date, Tenant shall observe and be bound by all of the provisions of this Lease except those requiring the payment of rent and other charges to be paid during the Lease Term.




PS2\267\064l2~003I\2I54990.6 sOR/14/95                    -3-

         4.4 Tenant's Certificate. Following the Commencement Date, Tenant shall execute, acknowledge and deliver to Landlord a tenant's certificate in the form of Exhibit "D" ("Tenant's Certificate), within ten (10) days of Tenant's receipt of the Tenant's Certificate from Landlord setting forth among other things the Commencement Date and the termination date of this Lease. Notwithstanding the foregoing, Tenant's failure to execute the Tenant's Certificate shall not affect Landlord's determination of the Commencement Date in accordance with the provisions of this Lease. Failure of the Tenant to execute and deliver the Tenant's Certificate in the form prepared by Landlord, with such corrections or additions as may be required, shall constitute an acceptance of the Premises and acknowledgment by Tenant that the statements included in the Tenant's Certificate are true and correct without exception.

         4.5 Automatic Termination. Anything contained herein to the contrary notwithstanding, if Landlord has not notified Tenant in writing of the substantial completion of the Landlord's Work, if any, and tendered the Premises to Tenant prior to the expiration of twelve (12) months after the date of this Lease, this Lease shall thereupon automatically terminate and cease to be of any force and effect whatsoever as if void from the inception hereof. Landlord shall have no obligation or liability to Tenant by reason of any delay or failure to deliver possession of the Premises to Tenant at any time prior to the expiration of such twelve (12) month period, nor for failure to deliver the Premises to Tenant upon or following expiration of such twelve (12) month period, nor for said automatic termination of this Lease.

         4.6  Definition of "Lease  Year".  A "Lease Year" is a period of twelve
(12) consecutive calendar months commencing on the first day of the first full calendar month during the Lease Term; provided that the first Lease Year shall also include any partial calendar month during which the Commencement Date occurs, if the Commencement Date does not occur on the first day of a calendar month and the last Lease Year shall terminate upon the expiration or termination of this Lease.


                                    ARTICLE V

                                      RENT

         5.1          Minimum Annual Rent.

                               (a)Tenant agrees to pay as rent the minimum annual rent specified in Article I, subsection (e) hereof, subject to adjustment as provided in Section 5.1(b) below and to such other adjustments as are provided for in this Lease ("Minimum Annual Rent"). Minimum Annual Rent is payable in twelve (12) equal monthly installments during each Lease Year, in advance, on or before the first day of each calendar month without offset or deduction, commencing on the Commencement Date. Should the Commencement Date be on a day other than the first day of a calendar month, then the Minimum Annual Rent for such fractional month shall be computed on a daily basis for the period from the Commencement Date to the end of such calendar month, and at an amount equal to one-three-hundred~sixtieth (1/360) of the Minimum Annual Rent for each day in such period and shall be due on the Commencement Date, and thereafter shall be computed and paid as aforesaid.

                               (b)Following   completion   of   Tenant's   Work,
                      Landlord may, at Landlord's option, cause Landlord's architect to determine the actual Floor Area of the Premises, in accordance with Section 8.2 below. In the event the Floor Area of the Premises as so determined is greater or less than the approximate Floor Area of the Premises specified in Article I,


FS2\267\OMi2~o03I\2ls499o.s a08107195                     -4-
         subsection (d) above, Landlord shall, effective as of the Commencement Date, adjust the Minimum Annual Rent, Occupancy Charge, if any, and all items of Additional Rent based upon Floor Area in proportion to the change in the Floor Area from that specified in Article I, subsection
         (d) . Following such determination, Landlord shall deliver to Tenant a statement in substantially the form of Exhibit "a" attached hereto setting forth the actual Floor Area of the Premises determined by Landlord's architect and the resulting adjustments in Minimum Annual Rent, Occupancy Charge and other items of Additional Rent based on Floor Area ("Rent Adjustment Statement"). Tenant shall, within ten (10) days from Landlord's delivery to Tenant of the Rent Adjustment Statement, execute and return the Rent Adjustment Statement to Landlord evidencing Tenant's acknowledgment of such changes and pay to Landlord the amount, if any, by which the Minimum Annual Rent, Occupancy Charge and other items of Additional Rent applicable pursuant to the Rent Adjustment Statement through the first day of the first calendar month following the date of the Rent Adjustment Statement exceeds the Minimum Annual Rent, Occupancy Charge, and other items of Additional Rent actually paid by Tenant for such period. Tenant shall thereafter pay the Minimum Annual Rent and other items of Additional Rent based upon such adjusted Floor Area as set forth in the Rent Adjustment Statement and subject to such other adjustments as are provided for in this Lease. In the event the Floor Area of the Premises as determined pursuant to this Section 5.1(b) is less than the approximate Floor Area of the Premises specified in Article I, subsection (d) above, Landlord shall credit the Minimum Annual Rent and Additional Rent next payable by Tenant under the Lease, in the amount by which the Minimum Annual Rent, Occupancy Charge and Additional Rent actually paid by Tenant exceeds the adjusted Minimum Annual Rent, Occupancy Charge and Additional Rent payable for such period, in accordance with the adjusted amounts identified in the Rent Adjustment Statement -

         5.2          Percentage Rent.

                               (a)In addition to the Minimum Annual Rent, Tenant
                      shall pay to Landlord at the time and in the manner herein specified a sum equal to the difference between (i) the product of the Percentage Rent Rate specified in Article
                      I, subsection (g) above, times the amount of Tenant's "Gross Sales" (as hereinafter defined) made in, upon or from the Premises during each full or partial calendar year of the Lease Term, including the option to extend, if exercised, in excess of the "Percentage Rent Breakpoint", as defined herein below ("Percentage Rent").

                               (b)Tenant agrees to furnish to Landlord a statement of the Gross Sales of Tenant for each calendar month within fifteen (15) days after the close of each such calendar month during the Lease Term, and ending with the fifteenth day of the month next succeeding the last month of the Lease Term. Tenant shall also furnish to Landlord a statement of the annual Gross Sales of Tenant within thirty (30) days after the close of each calendar year. Tenant shall pay the Percentage Rent on a monthly basis, once the amount of Tenant's Gross Sales for the current calendar year exceeds One Million Four Hundred Thousand Dollars ($1,400,000.00) ("Percentage Rent Breakpoint"), within twenty (20) days following the end of each calendar month during the Lease Term. Notwithstanding the preceding sentence, Tenant shall pay the Percentage Rent for calendar year 1995 on a monthly basis, once the amount of Tenant's Gross Sales for the 1995 calendar year exceeds SIX HUNDRED THOUSAND DOLLARS ($600,000.00). For subsequent years after 1995' Tenant shall pay Percentage Rent on the basis of the Percentage Rent Breakpoint established above. Except for


F82\267\06412ck0031\2154990.s aO8~07~95                   5-
         calendar year 1995, the Percentage Rent Breakpoint for any partial calendar year (or any calendar year which includes a period of time during which Tenant is closed for business due to causes beyond Tenant's reasonable control or as permitted in Section 16.6), shall be proportionately decreased to reflect the length of such partial year (or calendar year less such period(s) of closure) on the basis of a three hundred sixty-five (365) day year. Each statement shall be signed by Tenant, if Tenant is an individual, by a responsible officer of Tenant, if Tenant is a corporation or by Tenant's managing partner, if Tenant is a partnership. The person signing each such statement shall be deemed to have certified under penalty of perjury that the information in such statement is true and correct.

                               (c)Tenant shall record at the time of sale, in the presence of the customer, all receipts from sales or other transactions, whether cash or credit, in a cash register(s) or point of sale computer(s) , having a cumulative retrievable total and which numbers consecutive purchases. Tenant shall prepare and keep full and accurate books of account, records and all such cash register receipts or computer records with regard to the Gross Sales, credits, refunds and other pertinent transactions made from or upon the Premises (including the Gross Sales of any subtenant, licensee or concessionaire and including any claimed exclusions or deductions from Gross Sales) . Such books, receipts and records shall be kept for a period of five (5) years after the close of each calendar year, regardless of whether the five (5) year period extends beyond the Lease Term, and shall be available for inspection and audit on the Premises by Landlord and its representatives at all times during regular business hours. In addition, upon request of Landlord, Tenant agrees to furnish to Landlord a copy of all of Tenant's (and of Tenant's subtenants, licensees or concessionaires) Sales and Use Tax Returns if required to be filed in the State or County or City where the Shopping Center is located and consents to Landlord's right to obtain such returns directly from the taxing authorities.

                               (d)The receipt by Landlord of any statement or payment of Percentage Rent for any period shall not bind it as to the correctness of the statement or the payment. Landlord shall, within five (5) years after the receipt of any such statement, be entitled to an audit of such Gross Sales either by Landlord or by Landlord's representative to be designated. Such audit shall be conducted during normal business hours at the Premises. If it shall be determined as a result of such audit that there has been a deficiency in the payment of Percentage Rent, then such deficiency shall become immediately due and payable with interest at the lesser of eighteen percent (18%) per annum or the maximum rate permitted by law from the date when the Percentage Rent payment should have been made until receipt by Landlord of payment thereof. In addition, if Tenant's statement for any Lease Year shall be found to have understated Gross Sales by more than one percent (1%), or if such audit shows that Tenant has failed to maintain the books of account and records required hereby so that Landlord is unable to verify the accuracy of Tenant's statement, then Tenant shall pay to Landlord all costs and expenses incurred by Landlord in making such audit and in determining and collecting any underpayment. If Tenant's statement shall be found to have understated Gross Sales by more than three percent (3%) , or in the event it is determined that Tenant's statement was understated intentionally, then, in addition to the Landlord's aforesaid rights, such understatement shall constitute an incurable material breach of this Lease and Landlord may terminate this Lease upon notice to Tenant.


FS2\267\064I2~oo3l~2I5499o.s no8~07I9s                    -6-

                               (e)The term "Gross  Sales" as used herein,  means
                      the total gross receipts from all goods, wares and merchandise sold or leased and the actual charges for all services, without exception, performed by Tenant or by anyone including any subtenant, licensee or concessionaire, in, at, from or arising out of the use of the Premises, whether wholesale or retail, whether for cash or credit, or otherwise, and including the value of all consideration other than money received for any of the foregoing, without reserve or deduction or inability or failure to collect, including but not limited to sales, leases and services

     (i)where the orders therefore originate, in, at, from or arising out of the use, in whole or part, of any portion of the Premises, whether delivery or performance is made from the Premises or from some other place and regardless of the place of bookkeeping for, payment of or collection of any accounts; or

     (ii)made or performed by mail, telephone, or telegraph orders received or tilled in, at or from the Premises; or

     (iii) made or performed by means of mechanical or other vending machines in the Premises, or

     (iv) which Tenant, or any subtenant, licensee or concessionaire, in the normal and customary course of its business, would credit or attribute to its operations at the Premises or any part thereof.

         Any deposit accepted and retained by Tenant shall be included in Gross Sales. Each installment or credit sale shall be treated as a sale to the extent payment (by cash, credit or otherwise) is received, which payment shall be reported at the time payment is received. Gross Sales shall include any amount allowed upon any "trade-in", the full retail price of any merchandise delivered or redeemed for trading stamps or coupons or sold to employees at discount prices and all deposits not refunded to purchasers. No franchise, capital stock tax, tax based on assets or net worth or gross receipts tax, and no income or similar tax based on income or profits shall be deducted from Gross Sales. Gross Sales shall not include sales tax, so called luxury taxes, consumers excise taxes, gross receipts taxes and other similar taxes now or hereafter imposed upon the sale of merchandise or services, but only if collected separately from the selling price of merchandise or services and collected from customers. Also excluded from Gross Sales shall be the following:

                               (a)To the extent the selling price of merchandise
                      was previously included in Gross Sales reported to Landlord but subsequently returned or traded in by the customer for full or partial credit, or by credit ogiven by way of discount or allowance there an without return, there may be subtracted from Gross Sales the amount of such credit, discount or allowance at such otime, and to the extent redeemed at a location of Tenant's other than the Premises, provided, however, that if a credit from another location of Tenant's is redeemed at the Premises, such credit shall be included in Gross Sales and reported to Landlord;

                               (b)Goods returned to sources or suppliers or transferred to another store, warehouse or facility owned by or affiliated with Tenant when such return or transfer is not related to a sale of merchandise;


F82\267\064 12(}003 I \2154990.j aOSICflIqj               -7-

                      (c) The price allowed on all merchandise traded in by customers for credit or the amount of credit for discounts and allowances made in lieu of acceptance thereof;

                               (d)Cash refunds made to customers in the ordinary
                      course of business, but this exclusion shall not include any amount paid or payable for what are commonly referred to as trading stamps;

                               (e)Sales taxes, so-called luxury taxes, consumers' excise taxes, gross receipts taxes and other similar taxes now or hereafter imposed upon the sale of merchandise or services, but only if collected separately from the selling price of merchandise or services and collected from customers;

                               (f)Sales of  fixtures,  equipment  or property at
                      wholesale which are not stock in trade and not in the ordinary course of business (provided no such sales shall be made from the Premises)

                               (g)Bad checks and/or bad debts  actually  written
                      off and reported as losses on Tenant's federal income tax return with respect to the premises, not to exceed in the aggregate, when added to the sales in (h) below, two percent (2%) of Tenant's Gross Sales in any single calendar year on a non-cumulative basis and further provided that to the extent subsequently collected said checks and/or debts shall be included within Gross Sales in the calendar year in which subsequently collected;

                               (h)Sales at discount to  employees  not to exceed
                      in the aggregate, when added to sales in (g) above, two percent (2%) of Tenant's Gross Sales in any single calendar year on a non-cumulative basis; and

                               (i)The amount of any merchant fee or other charge, however designated, paid by Tenant to American Express in connection with a customer using an American Express credit card in excess of the merchant fee or other charge, however designated, then being paid by Tenant to VISA for customers using a VISA credit card. For example, the current American Express merchant fee paid by Tenant is approximately four percent (4%) of the sales price and the VISA merchant fee is approximately two percent (2%) of the sales price. Therefore, the two percent (2%) above the VISA charge would be excluded from Gross Sales.

         5.3 "Net" Lease. It is the intention of Landlord and Tenant that the rent herein specified shall be net to the Landlord, and that all costs, expenses and obligations of every kind relating to the Premises or the use, operation, management (subject to the limitations on management fees set forth in Section
19.3 below) or occupancy thereof together with Tenant's share determined in accordance with this Lease of all expenses applicable to the Shopping Center (except as specifically excluded herein), whether or not now customary or within the contemplation of the parties hereto, which may arise or become due during the Lease Term, shall be paid by Tenant.

         5.4 Additional Rent. In addition to the Minimum Annual Rent and Percentage Rent, Tenant shall pay to Landlord as additional rental (herein sometimes collectively called "Additional Rent") , all other sums or money or charges of whatsoever nature required to be paid by Tenant to Landlord pursuant to this Lease, whether or not the same is designated as "Additional Rent".


FS2\267\064I2~oo3I\2I5499o.5 no8Io7~95                    -8-

         5.5          Timely Payment of Rent.

                               (a)Minimum Annual Rent, Percentage Rent and Additional Rent payable by Tenant under this Lease (collectively hereinafter sometimes referred to as "rent" or "rental") shall be paid when due without prior demand (unless such prior demand is expressly provided for in this Lease), shall be payable without any deductions or set-offs whatsoever to Landlord at Landlord's address set forth in Article I, subsection (j) of this Lease or at such other address as may be designated from time to time by notice from Landlord to Tenant. Any rent or installment thereof which is not paid by Tenant to Landlord within ten
                      (10) calendar days after it is due shall bear interest at the lesser of eighteen percent (18%) per annum or the maximum rate permitted by law from and after its due date until payment is actually received by Landlord, which interest shall be paid by Tenant upon demand as Additional Rent.

                               (b)In   addition   to   such   interest,   Tenant
                      acknowledges that the late payment by Tenant of any monthly installment of Minimum Annual Rent, Percentage Rent or Additional Rent will cause Landlord to incur certain costs and expenses not contemplated under this Lease, the exact amount of which are extremely difficult or impractical to fix or determine. Therefore, if any such payment is not received by Landlord from Tenant by the tenth (10th) day following the date payment is due without notice, Tenant shall immediately pay to Landlord a late charge equal to five percent (5%) of such payment and a late charge in that same amount shall be due and payable for each month thereafter that such payment remains outstanding. Landlord and Tenant agree that this late charge represents a reasonable estimate of such costs and expenses and is fair compensation to Landlord for its loss suffered by such non-payment by Tenant. Acceptance of this late charge shall not constitute a waiver of Tenant's default with respect to such non-payment by Tenant nor prevent Landlord from exercising all other rights and remedies available to it under this Lease.

         5.6 Limitations on Rent Adjustments. In the event that at any time during the Lease Term, any governmental law, rule or regulation prohibits or postpones, in whole or in part, any increase in the Minimum Annual Rent or other sums payable by Tenant hereunder to be made pursuant to this Lease, then, and in either of such events, such increase shall be made to the maximum extent permissible by law at the time provided in this Lease, and/or at any time or times thereafter such increase, or any portion thereof, may lawfully be made and any such increase in the Minimum Annual Rent, or any portion thereof, or other sums payable hereunder, or portions thereof, the payment of which has been so prohibited or postponed, shall thereafter become due and payable to the maximum extent and at the earliest time or times permitted by law.



                                   ARTICLE VI

                              INTENTIONALLY OMITTED


                                   ARTICLE VII

                                       USE

         7.1 Limitations on Use. Tenant shall use and occupy the Premises only for the purposes and under the trade name specified in Article I, subsections
(a) and (i) above. Tenant shall not use or permit the Premises or any part thereof to be used for any other purpose or under any other trade name whatsoever, No use other than


FS2~267\064l2noo3I\2Is4990.5 nosIo7~95                    -9-
that specified in Article I, subsection (i) above may be implied, even if such use is customary to businesses of like nature to the use specified. Any change of use without Landlord's consent in its sole and absolute discretion is strictly and absolutely prohibited. In the event of a dispute concerning a permitted use, the specified use will be construed as narrowly as possible.

     7.2 Further  Limitations on Use. Without limiting the generality of Section
7.1 above, additional restrictions regarding the manner of use of the Premises are as follows.'

                               (a)Tenant  shall  not (i) sell  merchandise  from
                      vending machines or allow any coin operated vending or gaming machines on the Premises; (ii) sell any alcoholic beverages from the Premises; (iii) sell any groceries or other food or beverages (excluding candy) for on or off-premises consumption from the Premises, except to the extent that the use of vending machines or coin operated vending or gaming machines, the sale of alcoholic beverages or the sale for on or off-premises consumption of groceries or other food or beverages (excluding candy) is expressly permitted under the terms of Article I, subsection (i) above; (iv) sell or permit the sale on or about the Premises of items containing or consisting of pornography, nudity, graphic violence or drug paraphernalia; or (v) sell or permit the sale of live animals on or about the Premises.

                               (b)Tenant covenants and agrees that it will not use or suffer or permit any person or persons to use the Premises or any part thereof for conducting a second-hand store, auction, distress or fire sale or bankruptcy or going-out-of-business sale, or for any use or purpose in violation of the laws of the United States of America or the laws, ordinances, regulations and requirements of the State of California, the County and City where the Project is located, or of other lawful authorities.
                      Notwithstanding the foregoing, one (1) time during the Lease Term, Tenant may conduct a bankruptcy or going-out-business sale lasting no longer than thirty (30) days, provided that the advertising, signage or sales promotion regarding the sale shall not state "Lost Our Lease," "Forced to Move" or any such similar statement.

                               (c)Tenant covenants and agrees that during the Lease Term and all other times that Tenant occupies the Premises, the Premises and every part thereof shall be kept by Tenant in a clean and wholesome condition, free of any objectionable noises, music volumes, odors or nuisances, and that all health and police regulations shall, in all respects and at all times, be fully complied with by Tenant.

                               (d)Tenant shall not display or sell merchandise or allow carts, portable signs, devices or any other objects to be stored or to remain outside the defined exterior walls or roof and permanent doorways of the Premises, or in hallways or in any area in front of Tenant's storefront, regardless of where the exact boundaries of the Premises may be located. Notwithstanding the foregoing, Tenant shall have the right to conduct sidewalk sales, with Landlord's prior approval, such approval not to be unreasonably withheld, on not more than four (4) weekends in any calendar year, provided that (i) Tenant shall give Landlord at least twenty (20) days' prior written notice of its intent to conduct such sidewalk promotion, (ii) the sidewalk promotion shall not extend beyond the sidewalk adjacent to the building in which the Premises is located, and shall not block any entrances, exits, ramps or curb cuts, and (iii) such sidewalk promotion shall not interfere with any other tenants in the Shopping Center. Tenant shall not place anything on the roof or exterior walls of the Premises without first obtaining, in each instance, the written consent of Landlord,. which consent may be withheld in


FS2\267\%412~oo3l~2Is499o.5 aO8YO7/95                    -10-

         Landlord's sole and absolute discretion. In addition, Tenant will not solicit or distribute materials in any manner in any portion of the building in which the Premises are located other than within the Premises itself.

                               (e)Tenant covenants that it shall not use the Premises for any use or purpose in violation of or in conflict with any covenants; conditions, easements, trust deeds, ground lease(s), rights, rights-of-way or any other matters now or hereafter of record or in other leases of building space within the Project in effect as of the date of this Lease, provided that the provisions of this sentence shall not be construed so as to prohibit Tenant's operation of the general type of business described in
                      Article I, subsection (i) above from the Premises during the Lease Term.

         7.3 Compliance with Laws. Tenant hereby warrants that its proposed use and occupancy of the Premises and its proposed manner of operation will comply with all applicable laws, and Tenant assumes the risk that such use, occupancy and manner of operation are, and will continue to be, in compliance with all municipal ordinances, state and Federal statutes, governmental regulations and other applicable laws, including without limitation, all zoning laws regulating the use and enjoyment of the Premises. At Tenant's sole expense, Tenant shall procure, maintain and hold available for Landlord's inspection any governmental license or permit required for the proper and lawful conduct of Tenant's business. Tenant agrees to install and pay for any improvements, changes or alterations in the Premises required by any governmental authority, and if Landlord performs such alterations because of Tenant's failure to do so, Tenant shall promptly reimburse Landlord for such costs plus interest at the lesser of eighteen percent (18%~) per annum or the maximum rate permitted by law, as Additional Rent. Tenant's violation of applicable laws shall constitute a material non-curable breach of this Lease. The judgment of any court of competent jurisdiction or the admission of Tenant in any action or proceeding against Tenant, whether Landlord be a party thereto or not, that Tenant has violated any such order or statute shall be conclusive of that fact as between the Landlord and Tenant. Citations by a governmental agency shall constitute prima facie evidence of a material non-curable breach of this Lease.

         7.4 Trash Removal. Tenant shall use the sanitation contractor designated by Landlord for the storage, removal and disposal of all rubbish and trash from the Premises and in connection therewith shall comply with rules and regulations established by Landlord from time to time and shall confine Tenant's rubbish in metal containers located within trash storage areas designated by Landlord so as not to be visible to the public. If Tenant fails to promptly store, remove and/or dispose of all trash and rubbish from the Premises in accordance with this provision, Landlord may do so at Tenant's expense as more particularly provided in Section 17.5 below.

         7.5 Compliance with Rules and Regulations. Tenant shall faithfully observe and comply with such rules and regulations, including but not limited to those set forth in the attached Exhibit "F" (which rules and regulations shall be reasonable and nondiscriminatory as among tenants with similar uses, location and premises size), that Landlord may from time to time promulgate and/or modify or supplement relating to the use and operation of the Shopping Center and/or any adjacent areas and/or the protection of the improvements upon such properties. Violation of such rules and regulations shall constitute a material breach of this Lease. Landlord shall not be responsible to Tenant for the nonperformance of any of said rules and regulations by other lessees or occupants. Any Tenant's Handbook provided to Tenant and all rules and regulations, once adopted, after notice of same is provided to


FS2\267\064I2~oo3I\2I549qo.s aOSIO7/9S                   -11-

Tenant, shall become material terms of this Lease and violation of same shall constitute a material breach of this Lease.

         7.6 Deliveries. Tenant shall attempt to cause no delivery trucks or other vehicles servicing the Premises to park or stand in front of the Premises at any time from 10:00 a.m. to 9:00 p.m. of each day, or at the rear of the Premises for more than two (2) hours at a Lime. Landlord reserves the right to further reasonably regulate the activities of the Tenant in regard to deliveries and servicing of the Premises by the adaption of rules and regulations relating thereto pursuant to Section 7.5 above.

         7.7 Hazardous Waste and Materials. Tenant shall not engage in any activity on or about the Premises that violates any Environmental Law, and shall promptly, at Tenant's sole cost and expense, take all investigatory and/or remedial action required or ordered by any governmental agency or Environmental Law for cleanup and removal of any contamination involving any Hazardous
Material created or caused directly or indirectly by Tenant. The term "Environmental Law" shall mean any of the acts, statutes and regulations referred to in the definition of Hazardous Material contained herein, as amended from time to time, and any other federal, state or local statute, ordinance, rule, regulation, order, consent decree, judgment or common-law doctrine, interpretation thereof, and provisions and conditions of permits, licenses, plans, approvals and other operating authorizations whether currently in force or hereafter enacted relating to (i) pollution or protection of the environment, including natural resources; (ii) exposure of persons, including employees, to Hazardous Material or other products, raw materials, chemicals or other substances; (iii) protection of the public health or welfare from the effects of by-products, wastes, emissions, discharges or releases of chemical substances from industrial or commercial activities; (iv) the manufacture, use or introduction into commerce of chemical substances, including, without limitation, their manufacture, formulation, labeling, distribution, transportation, handling, storage and disposal; (v) the use, storage, disposal or transportation of Hazardous Material; (vi) the investigation, assessment, monitoring, clean-up, treatment or remediation of Hazardous Material; or (vii) the release or threatened release into the environment or presence of materials or substances which have been determined to be a nuisance or dangerous, toxic or hazardous or a pollutant or contaminant. The term "Hazardous Material" is defined to include and mean any hazardous or toxic substance, material or waste which is or becomes regulated by any local governmental authority, the State of California, or the United States Government. The term "Hazardous Material" includes, without limitation, (i) any material or substance which contains petroleum, oil, gasoline, diesel fuel or other petroleum hydrocarbons or any direct or derivate product or byproduct thereof; (ii) any material or substance which is flammable, radioactive, corrosive or carcinogenic; (iii) any material or substance, the presence of which on the Premises causes or threatens to cause a nuisance or health hazard affecting the Premises or property adjacent thereto;
(iv) any material or substance, the presence of which on the Premises requires investigation or remediation under any Environmental Law; (v) any material or substance which is defined as a "hazardous waste, " "extremely hazardous waste" or "restricted hazardous waste" under Sections 25115, 25117 or 25122.7, or listed pursuant to Section 25140, of the California Health and Safety Code, Division 20, Chapter 6.5 (Hazardous Waste Control Law) (vi) any material or substance which is defined as a "hazardous substance" under Section 25316 of the California Health and Safety Code, Division 20, Chapter 6.8 (Carpenter-Presley-Tanner Hazardous Substance Account Act); (vii) any material or substance which is defined as a "hazardous material," "hazardous substance," or "hazardous waste" under Sections 25501(j) and (k) and 25501.1 of the California Health and Safety. Code, Division 20, Chapter 6.95 (Hazardous Materials Release Response Plans and Inventory); (viii)


FS2\267\%412~oo3l\2Is499o.s n08107195                   - 12 -
any material or  substance  which is defined as a  "hazardous  substance"  under
Section 25281 of the California Health and Safety Code, Division 20, Chapter 6.7 (Underground Storage of Hazardous Substances); (ix) "used oil" as defined under
Section 25250.1 of the California Health and Safety Code; (x) asbestos; (xi) any material or substance which is listed under Article 9 or defined as hazardous or extremely hazardous pursuant to Article 1 of Title' 22 of the California Code of Regulations, Division 4, Chapter 30; (xii) any material or substance which is defined as waste or a hazardous substance pursuant to the Porter-Cologne Act,
Section 13050 of the California Water Code; (xiii) any material or substances designated as a "toxic pollutant" pursuant to the Federal Water Pollution Control Act, 33 U.S.C. ss. 1317 or regulated by the Clean Water Act, 33 U.S.C. Sections XII 1251 et sea.; (xiv) any material or substance which is defined as a "hazardous waste" pursuant to the Federal Resource Conservation and Recovery Act, 42 U.S.C. ss. 6901 et sea. (42 U.S.C. ss. 6903); (xv) any material or substance which is defined as a "hazardous substance" pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. S 9601 et sea. (42 U.S.C. S 9601) ("CERCLA"); (xvi) any material or substance which is defined as "Hazardous Material" pursuant to the Hazardous Materials Transportation Act, 49 U.S.C. S 1801 et sea.; (xvii) substances known by the State of California to cause cancer and/or reproductive toxicity; or (xviii) any material or substance which is defined as such or regulated by any "Superfund" or "Superlien" law, or any other federal, state or local law, statute, ordinance, code, rule, regulation, order or decree regulating, relating to, or imposing liability or standards of conduct concerning Hazardous Material and/or oil wells and/or underground storage tanks and/or pipelines, as now, or at any time hereafter, in effect. It is the intent of the parties hereto to construe the terms "Hazardous Material" and "Environmental Law" in their broadest sense. Tenant shall provide all notices required pursuant to the Safe Drinking Water and Toxic Enforcement Act of 1986, California Health and Safety Code Section 25249.5 et sea. Tenant shall provide prompt written notice to Landlord of the existence of Hazardous Material on the Premises and all notices of violation of Environmental Law received by Tenant. Tenant's obligations pursuant to this
Section 7.7 shall be referred to in this Lease as "Environmental Compliance". Landlord acknowledges that Tenant sells models, model building supplies, and model fuel in connection with its business and that such sale shall not be prohibited by this Section 7.7 50 long as the storage and sale of such products complies with the Environmental Laws and all other laws and statutes applicable thereto. Landlord warrants to Tenant that to Landlord's knowledge, at the time of delivery of the Premises, the Premises and the building containing the Premises shall be free of all Hazardous Materials, including but not limited to asbestos, in excess of levels permitted by Environmental Laws.


                                  ARTICLE VIII

                               TAXES AND INSURANCE

         8.1 Taxes and Insurance. From and after the Commencement Date and continuing for the balance of the Lease Term, Tenant agrees to pay to Landlord, in addition to the rent payable pursuant to Article V hereof (a) the amount of Taxes (as defined below) levied and assessed upon the Premises and the underlying realty; and (b) the cost to Landlord of the insurance that Landlord elects to maintain on the Premises pursuant to Article X below. Such sum for any partial year of the Lease Term shall be prorated on a daily basis. Payment shall be made in the following manner: From and after the Commencement Date and thereafter on the first day of each calendar month during the Lease Term, Tenant shall pay to Landlord an amount estimated by Landlord to be the monthly sum payable hereunder by Tenant. Landlord may adjust the monthly estimated sum


FS2\267\%4i2~oo3I\2Is499o.5 aO8~07/95                   - 13 -
at the end of each calendar quarter on the basis of Landlord's experience and reasonably anticipated costs. Within ninety (90) days following the end of each calendar year, or at Landlord's option, each tax year, Landlord shall furnish Tenant with a statement covering such year just expired showing the total of such Taxes and insurance expenses payable by Tenant for such year and the payments made by Tenant with respect to such period as set forth above. Upon Tenant's written request, Landlord shall provide Tenant with copies of the applicable tax and insurance premium bills. If the sums payable for such expenses exceed Tenant's payments so made, Tenant shall pay Landlord the deficiency within ten (10) days after receipt of such statement. Landlord's delay in furnishing such a statement shall not excuse Tenant from timely payment of the sums due, nor constitute a waiver of Landlord's right to said sums. If Tenant's payments exceed the sums payable for such expenses, Tenant shall be entitled to offset the excess against payments next thereafter to become due Landlord under this Section.

         8.2 Definition of "Floor Area". The term "Floor Area" as used throughout this Lease means separately with respect to the Premises the actual number of square feet of floor space within the Premises as measured from the exterior of exterior walls and the center line of common walls, and, with respect to the balance of the Project, the actual number of square feet of floor space (exclusive of any space on mezzanines, and basements or on exterior balconies unless used for the sale, consumption or display of merchandise) within the exterior faces of building walls and measured from the center of common walls, but excluding any such space (a) not intended by Landlord for the exclusive occupancy by lessees; (b) within outside sales and/or seating areas whether or not roofed and/or enclosed; and (c) within truck ramps and/or docks, trash storage and compaction areas. The term Floor Area, both with respect to the Premises and the balance of the Project, shall not include outside sales display or food consumption areas to the extent that they extend beyond the building lines of buildings fronting upon the area designated as "mall area" on the attached Exhibit "A", whether or not roofed and regardless of how enclosed, other than areas within three dimensional popout store fronts and floor area within wall kiosk units attached to any such building, as determined by Landlord in any reasonable and consistent manner. For the purpose of making any proration or allocation to be made under this Lease based upon Floor Area, Landlord may conclusively assume that the Floor Area of the Premises is the estimated Floor Area of Premises specified in Article I, subsection (d) above, subject to adjustment as provided in Section 5.1(b) above.

         8.3 Allocation of Taxes. In the event that the Taxes are not separately levied or assessed against the Premises and the underlying realty, Landlord shall prorate the Taxes levied or assessed against either the Shopping Center, or any smaller tax parcel in which the Premises are situated and/or any building in which the Premises are situated, at Landlord's sole discretion, to the Premises and the underlying realty in any reasonable manner. An allocation based upon a proration or information obtained from the County Assessor, or upon construction costs, or an allocation based upon. the ratio that the total Floor Area of the Premises bears to the total Floor Area within the relevant tax parcel or parcels or building, as to that portion of such Taxes allocated to building improvements, and based on the ratio between the number of square feet of ground Floor Area within the Premises to the number of square feet of land area covered by the relevant tax statement or statements, as to that portion of such Taxes allocable to land, exclusive of building improvements, or any combination thereof, shall be deemed to be a reasonable allocation for the purposes of this Section. Notwithstanding the foregoing, if the Premises are situated within a multi-story building, Landlord shall allocate the Taxes attributable to the land beneath the Premises between the


Fs2\267\06412ck0031\2154990.s aO8I07~9S                 - 14 -

Premises and the Floor Area above or below the Premises in such building in any reasonable manner selected by Landlord.

         8.4 Payment in Installments. With respect to any Taxes which may be levied against or upon the Premises and the underlying realty, or which under the laws then in force may be evidenced by improvement or other bonds, or may be paid in annual installments, only the amount of such annual installment (with appropriate proration for any partial year) and statutory interest hereon shall be included within the computation of the annual Taxes levied against the Premises and the underlying realty.

         8.5 Allocation of Insurance. In the event the cost to Landlord of the insurance that Landlord elects to maintain on the Premises under Article X of this Lease is not separately charged to Landlord by the insurance carrier, the portion of such cost applicable to the Premises shall be that portion of such cost which the Floor Area of the Premises bears to the Floor Area of all of the areas which are covered by such insurance and are available for the exclusive use and occupancy of tenants of the Shopping Center, whether or not actually occupied and open for business.

         8.6 Definition of Taxes. As used herein the term "Taxes" shall include any form of real estate tax or assessment, general, special ordinary or extraordinary, and any license fee, license tax, tax or excise on rent, improvement bond or bonds, levy, penalty, charge, expense or other tax, together with any statutory interest thereon, imposed or required at any time by any authority having the direct or indirect power to tax, including any city, county, state or federal government, any political subdivision thereof, or any school, agricultural, sanitary, fire, street, lighting, drainage or other improvement or special assessment district thereof, as against any legal or equitable interest of Landlord or Tenant, or both in the Premises or in the underlying realty, or as against Landlord's rights to rent or other income therefrom or as against Landlord's business of leasing the Premises. The term "Taxes" shall also include any tax, fee, levy, assessment, charge or other imposition (a) in substitution of, partially or totally, any tax, fee, levy, assessment, charge or other imposition herein above included within the definition of "Taxes", including without limitation, those calculated to increase tax increments and to pay for such services as fire protection, street, sidewalk and road maintenance, refuse removal or other governmental services formerly provided without charge to property owners or occupants; (b) any impositions allocable to or measured by the area of the Premises, or the underlying real property, or any rental payable hereunder, including without limitation, any gross income tax or excise tax levied by the federal, state, county or city government, or any political subdivision thereof, with respect to the receipt of such rent, or upon or with respect to the possession, leasing operation, management, maintenance, alteration, repair, use or occupancy by Tenant of the Premises, or any portion thereof; (c) which is imposed for a service or right or on an interest not charged prior to June 1, 1978 or, if previously charged, has been increased since June 1, 1978; (d) which is imposed as a result of transfer, either partial or total, of Landlord's interest in the Premises or the underlying realty or which is added to a tax or charge hereinbefore included within the definition of '1Taxes" by reason of such transfer; provided, however, that during the first two (2) Lease Years, Tenant's portion of the Taxes shall not include any increase in Taxes imposed by reason of such transfer; (e) which is imposed by reason of this transaction, any modifications or changes hereto, or any transfers hereof; or (f) any and all reasonable costs (including without limitation, the fees of experts, tax consultants and attorneys, provided that Tenant's share of the Taxes shall not include a fee paid to an independent third party to process a tax contest exceeding Two Thousand Dollars ($2,000.00)) incurred by Landlord should Landlord elect to negotiate or contest the amount


FS2\267\%4I2~oo3I\2l5499o.s aOSIO7I95                   - 15 -
of any Taxes in formal or informal proceedings before the taxing governmental agency. The term "Taxes" shall not include any penalty or interest for late payment of taxes and assessments, Landlord's income, franchise, estate, gift, inheritance and capital levy taxes, environmental surcharges imposed by reason of Landlord's violation of Environmental Laws, or taxes or assessments imposed to finance the construction of new capital improvements on the Shopping Center to the extent inconsistent with the limitations for the imposition of capital improvement costs paid through Common Area Expenses pursuant to Section 19.3 below.

         8.7 Tax on Rent. If at any time during the Lease Term, under the laws of the United States Government, State, County, or City, or any political subdivision thereof in which the Premises are situated, a tax or excise on rent or any other tax however described is levied or assessed by any such political body, against Landlord on account of or measured by any rentals payable to Landlord hereunder, such tax or excise shall be considered "Taxes" for the purpose of this Article VIII, excluding, however, from such tax or excise all general income taxes, gift taxes, inheritance taxes and estate taxes.



                                   ARTICLE IX

                               UTILITIES SERVICES

         9.1 Utility Charges. Tenant shall pay before delinquency all charges for water, gas, heat, electricity, power, sewer, telephone service and all other services and utilities (collectively "Utilities") used in, upon, or about the Premises by Tenant or any of its subtenants, licensees or concessionaires during the Lease Term, prior to the Commencement Date or at any other time when any party is occupying or using the Premises by or under Tenant. If any such charges are not paid when due, Landlord may, but shall not be required to, pay the same, and any amount so paid by Landlord shall immediately thereafter become due to Landlord from Tenant as Additional Rent. Landlord acknowledges that electricity and water are separately metered to the Premises.

         9.2 Failure to Pay. Tenant's failure to pay the Utility Charges or IWAC Charges, if any, when due, shall be deemed a monetary default under this Lease. Landlord, in addition to any other remedies set forth in this Lease by reason of such default, shall have the right, but not the obligation, to pay any such Utility Charges, HVAC Charges or other charges for utilities to the Premises and any such payments shall be due from Tenant as Additional Rent upon demand from Landlord.

         9.3 No Liability. Landlord shall not be liable in damages or otherwise to Tenant or any third party for any discontinuance, failure or interruption of service to the Premises of Utilities or HVAC System. Additionally, no such discontinuance, failure, interruption or entry shall be deemed a constructive eviction, or an interference with Tenant's quiet enjoyment of the Premises and shall not entitle Tenant to terminate this Lease or to any abatement or reduction in Minimum Annual Rent, Additional Rent or other rent or charges payable hereunder. If Landlord elects to discontinue furnishing the Utilities and/or IWAC System to the Premises for any reason other than Tenant's non-payment of the Utility and/or IWAC Charges, or other rent due under this Lease, Tenant shall obtain its own Utilities and/or an alternate air conditioning system for the Premises and Tenant shall have a non-exclusive right to use all meters, pipes, conduits, equipment, components and facilities for Utilities and air conditioning which may be located in the Premises.


FS2\267\%4I2~003I\2I54990~5 ao8I{n~95                    -16-

                                    ARTICLE X

                  INDEMNITY - INSURANCE - WAIVER OF SUBROGATION

         10.1 Indemnity by Tenant. Tenant covenants with Landlord that Landlord shall not be liable for any damage or liability of any kind or for any injury to or death of persons, or damage to property of Tenant or any other person occurring from and after the execution of this Lease, from any cause whatsoever, by reason of the use, occupancy and/or enjoyment of the Premises, areas adjacent thereto and/or the Shopping Center by Tenant or any person thereon or holding under Tenant, or by reason of Tenant's failure to perform any of its obligations under this Lease (including, without limitation, those obligations defined in Section 7.7 as Environmental Compliance) , or by reason of any act or inaction on the part of Tenant or of anyone entering upon the Premises by or under Tenant, and that Tenant will indemnify and save Landlord, its officers, partners, employees and agents harmless from any and all claims, losses, proceedings, damages, causes of action, liability, costs or expenses (including attorneys' fees and costs) , on account of any such real or claimed damage or injury and from all liens, claims, and demands arising out of the use of the Premises and its facilities, or any repairs or alterations which Tenant may make upon said Premises. Notwithstanding the foregoing, Tenant shall not be liable for damage or injury occasioned by the willful misconduct of Landlord or its designated agents, servants or employees, unless covered by insurance Tenant is required to provide. This obligation to indemnify shall include Tenant's payment of reasonable attorneys' fees and investigation costs and all other reasonable costs, expenses and liabilities incurred or suffered by Landlord from Landlord's receipt of the first notice that any claim or demand is to be made or may be made.

         10.2 Waiver of Subrogation. Landlord (to the extent and on the condition that Tenant carries and maintains the insurance at all times required under Section 10.3) and Tenant hereby waive any rights each may have against the other on account of any loss or damage occasioned by property damage to the Premises or its contents arising from any risk generally covered by insurance against the perils of fire, extended coverage, vandalism, malicious mischief, theft, sprinkler damage and earthquake sprinkler leakage. Each of the parties, on behalf of their respective insurance companies insuring such property of either Landlord or Tenant against such loss, waive any right of subrogation that it may have against the other. The foregoing waivers of subrogation shall be operative only so long as available in California and provided further that no such policy is invalidated thereby.

         10.3 Insurance Maintained by Tenant. Tenant covenants and agrees that from and after the earlier of the Commencement Date or Tenant's entry onto the Premises, Tenant will carry and maintain, at its sole cost and expense, the following types of insurance, in the amounts specified and in the form hereinafter provided:

                               (a)Public  Liability.  Bodily injury and property
                      damage comprehensive general liability insurance or commercial general liability insurance with coverage limits of not less than Three Million Dollars ($3,000,000.00) combined single limit, per occurrence and in the aggregate insuring against any and all liability of Tenant, its occupants, assigns, permittees and invitees with respect to the Premises, the Shopping Center, or any part of either, or arising out of the maintenance, use or occupancy thereof. All such bodily injury liability insurance and property damage liability insurance shall include a broad form contractual liability insurance coverage specifically insuring the performance by Tenant of the indemnity agreement contained in Section. 10.1 as to liability for injury to or death of persons and injury or damage to property. During the option term, if validly


FS2\267\064I2~oo3I\2ls499o.s aO3~07~95                   -17-
         exercised pursuant to Tenant hereunder, and if, in the opinion of Landlord's lender or of Landlord's insurance agent, the amount of public liability and the property damage insurance coverage required by this subparagraph at that time is not adequate, Tenant shall increase the insurance coverage as required or recommended by either Landlord's lender or Landlord's insurance broker; provided, however, that in no event shall the general liability coverage limits exceed Five Million Dollars ($5,000,000.00).

                               (b)Worker's Compensation. Workers' Compensation Insurance with benefits and limits according to the statutory law of the State of California, and employers liability insurance with limits not less than One Million Dollars ($1,000,000.00) per employee and One Million Dollars ($1,000,000.00) per occurrence.

                               (c)Plate  Glass.   Insurance  covering  the  full
                      replacement cost of all plate glass on the Premises. Tenant shall have the option either to insure commercially or to self-insure the risk.

                               (d)Tenant's Improvements.  Insurance covering all
                      of the items specified as "Tenant's Work" in Exhibit o"C" Si Tenant's leasehold improvements and fixtures, alterations, additions or improvements permitted under
                      Article XI, trade fixtures, signs, merchandise and personal property from time to time in, on or upon the Premises, in an amount not less than their depreciated value from time to time during the Lease Term, providing protection against any peril included within the classifications "Fire and Extended Coverage", "All-Risk" and/or "Special Form", together with insurance against sprinkler and flood damage, vandalism, theft and malicious mischief and such other coverage as required or recommended by Landlord's mortgagee or insurance analyst. Any policy proceeds shall be used for the repair or replacement of the property damaged or destroyed unless this Lease shall cease and terminate under the provisions of Article XVIII hereof.

          10.4 Insurance Requirements. All policies of insurance provided for in this Article X shall be issued by insurance companies with general policyholder's rating of not less than A- and a financial rating of not less than Class VI as rated in the most current available "Best's" Insurance Reports, qualified to do business in the State of California. All such policies shall be written to apply to all bodily injury, property damage, personal injury and other covered loss, as applicable, however occasioned, occurring or arising (or the onset of which occurring or arising occurs) in whole or in part during the covered term. All such policies shall contain endorsements (i) deleting any employee exclusion on personal injury coverage; (ii) including employees of Landlord and Tenant as additional insured (in addition to Landlord and its designees as provided below);' and (iii) waiving the insurer's rights of subrogation against Landlord. All such policies shall be issued in the names of Landlord and Tenant, and if requested by Landlord, such other persons or entities as Landlord shall designate, which policies shall be for. the mutual and joint benefit and protection of Landlord and Tenant and such other persons or entities. Executed copies of such policies of insurance or certificates thereof, with loss payable clauses satisfactory to Landlord, shall be delivered to Landlord within ten (10) days after substantial completion of the Premises and thereafter, executed copies of renewal policies or certificates thereof shall be delivered to Landlord at least thirty (30) days prior to the expiration of each such policy. Time is of the essence with respect to delivery of executed policies or certificates of insurance. Tn the event Tenant permits a lapse in coverage of any of the policies required to be carried by Tenant, at any time during the Lease Term, such lapse shall constitute a material


FS2\267\064I2~oo31\2Is499o~j a08107195                   -18-
noncurable default of the Lease entitling Landlord, at its sole election, to immediately terminate the Lease without notice. All public liability and property damage policies shall provide for severability of interests and shall contain a provision that an act or omission of one of the named insureds or additional insureds shall not reduce or avoid coverage to the other named or additional insureds. As often as any such policy shall expire or terminate, renewal or additional policies shall be procured and maintained by Tenant in like manner and to like extent. All policies of insurance and or certificates evidencing such insurance delivered to Landlord must contain a provision that the company writing said policy will give to Landlord thirty (30) days notice in writing in advance of any cancellation of insurance. All public liability, property damage and other casualty policies shall be written as primary policies, not contributing with, and not in excess of coverage which Landlord may carry. Tenant agrees to permit Landlord at all reasonable times to inspect any policies of insurance of Tenant which policies or copies thereof are not delivered to Landlord.

          10.5 Blanket Policy. Notwithstanding anything to the contrary contained within this Article x, Tenant's obligations to carry the insurance provided for herein may be brought within the coverage of a so-called blanket policy or policies of insurance carried and maintained by Tenant; provided, however, that Landlord, Landlord's mortgagee or beneficiary and other parties with an insurable interest designated by Landlord shall be named as additional assureds thereunder, as their interests may appear, and that the coverage afforded Landlord and such other named assureds will not be reduced or diminished by reason of the use of such blanket policy of insurance, and provided further that the requirements set forth in this Article X are otherwise satisfied.

          10.6 Insurance Maintained by Landlord. Landlord shall at all times from and after substantial completion of the Premises maintain in effect a policy or policies of insurance covering the building of which the Premises are a part (excluding occupants' trade fixtures, merchandise, inventory or other items used in the trade or business of building occupants and, at Landlord's option, their leasehold improvements) , in an amount not less than eighty percent (80%) of full replacement cost (exclusive of the cost of excavations, foundations and footings) from time to time during the Lease Term or the amount of such insurance Landlord's mortgagee may require Landlord to maintain, whichever is the greater, providing protection against any peril generally included in the classifications "Fire and Extended Coverage", "All-Risk" and/or "Special Form". At Landlord's option, such insurance may include insurance against sprinkler damage, vandalism and malicious mischief and loss of rental income. If required or recommended by Landlord's mortgagee or insurance analyst, Landlord shall have the right but not the obligation to procure and maintain coverage for other perils, such as earthquake (to the extent such premiums are commercially reasonable) or flood. Tenant shall have no interest in such insurance and/or the proceeds thereof. Landlord's obligation to carry the insurance provided for herein may be brought within the coverage of any so-called blanket policy or policies of insurance carried and maintained by Landlord.

          10.7 Avoidance of Increased Risk. Tenant agrees that it will not at any time during the Lease Term carry any stock or goods or do anything in or about the Premises which will in any way tend to increase the insurance rates upon the building of which the Premises are a part or other buildings within the Project. Tenant agrees to pay to Landlord forthwith upon demand the amount of any increase in insurance premiums that may be charged during the Lease Term resulting from a breach of the foregoing sentence or from Tenant doing any act in or about said Premises which does so increase the insurance rates, whether or not Landlord shall have consented to such act as on the part of Tenant. If Tenant installs


FS2\267\O64l2~oo3I\2I5499o.s '08~07~95                  - 19 -
upon the Premises any electrical equipment which constitutes an overload of the electrical lines of the Premises, Tenant shall, at its own expense, make whatever changes are necessary to comply with the requirements of the insurance underwriters and any governmental authority having jurisdiction thereover, but nothing herein contained shall be deemed to constitute Landlord's consent to such overloading. Tenant shall, at its own expense, comply with all requirements, including the installation of fire extinguishers or automatic dry chemical extinguishing system, of the insurance underwriters or any governmental authority having jurisdiction thereover, necessary for the maintenance of fire and extended coverage insurance for the Premises.


                                   ARTICLE XI

            TENANT'S RIGHTS TO MAKE ALTERATIONS AND IMPROVEMENTS

         11.1 Alterations and Improvements. Tenant's right to make any alterations, installations, construction, signage, additions, replacements, improvements, changes or anything attached to or affixed, permanently or temporarily (collectively referred to in this Article XII as Improvements), to the Premises or the Shopping Center shall be exercised strictly in accordance with this Article XI and any other provisions of this Lease respecting same.

                      Ca) Landlord agrees that Tenant may, at its own expense and after giving Landlord at least twenty (20) days' notice in writing of its intention to do so, make such Improvements in and to the interior of the Premises costing, in the aggregate, Two Thousand Five Hundred Dollars ($2,500.00) or less, as Tenant may find necessary or convenient for Tenant's purposes. Notwithstanding the foregoing, no Improvements may be made that would diminish the value of the Premises. No Improvements costing in excess of Two Thousand Five Hundred Dollars ($2,500.00), in the aggregate, may be made without first obtaining the written consent of Landlord, which consent, except as provided in subparagraph (b) below, may not be unreasonably withheld. Within thirty (30) days after completing any such Improvements, Tenant shall certify to Landlord in writing Tenant's actual coat of constructing such Improvements.

                               (b)No Improvements may be made to any store front, mechanical system, utilities or utility systems, the exterior walls or roof of the Premises, nor shall Tenant erect any mezzanine or increase the size of same, if one be initially constructed, nor may any Improvements of a structural nature be made without Landlord's approval, which approval may be withheld in Landlord's sole and absolute discretion. In no event shall Tenant make or cause to be made any penetration into or through the roof or the floor of the Premises without the prior written approval of Landlord, which approval may be withheld in Landlord's sole and absolute discretion. Notwithstanding the foregoing, in the event Tenant requires the use of a television antenna for the operation of its business in the Premises, Tenant shall be entitled to connect to Landlord's cable television or similar system, if such system is available in the Shopping
                      Center, at Tenant's sole cost and expense. If no such system exists, Tenant shall be entitled to install one (1) television antenna upon the roof at Tenant's cost and expense, provided such antenna is fully screened from view, with the prior written approval of Landlord as to its size, location and installation, engineering with respect to support of the roof and plans and specifications therefor, all of which shall be determined in the sole discretion of the Landlord. Landlord may require Tenant to use its electrical contractor, with all expenses paid by Tenant, or approve & qualified contractor selected by

FS2\267\064I2~oo3I\2I5499o.5 a08107195                   -20-

          Tenant. Tenant agrees to relocate such antenna, at Tenant's expense, to a location Landlord selects if Landlord requires the antenna to be moved.

                               (c)Tenant shall be liable for and shall indemnify
                      and defend Landlord from any claim, demand, lien, loss, damage or expenses, including reasonable attorney fees and costs, arising from any Improvements permitted under
                      Article XI and/or from violation of the provisions of this
                      Article XI~

                               (d)All Improvements to be made to the Premises which require the approval of Landlord shall be planned and inspected by a competent licensed contractor approved by Landlord and made in accordance with plans and specifications approved in writing by Landlord before the commencement of such work. Any such Improvements shall be performed and done strictly in accordance with the laws and ordinances relating thereto and in accordance with the requirements set forth as applicable to Tenant's Work in Exhibit "C" attached hereto. All work with respect to any Improvements shall be done in a good and workmanlike manner and diligently prosecuted to completion so that the Premises shall at all times be secure and complete except during the period of work. Upon completion of such work, Tenant shall file for record in the office of the County Recorder for the County in which the Shopping Center is located a Notice of Completion as required or permitted by law.

                               (e)In performing the work of any such Improvements, Tenant shall have the work performed in such a manner as not to obstruct the access to the premises of any other tenant in the Shopping Center or to any of the Common Areas. As a condition to granting its approval to any of the Improvements, Landlord may require Tenant to provide Landlord with reasonably satisfactory evidence of Tenant's financial ability to pay for the costs of the Improvements and to complete the same as required by this Lease.

                              (f)Any Improvements made or constructed by Tenant shall be deemed fixtures and not trade fixtures and shall not be removed by Tenant but shall at once become a part of the Premises and be surrendered therewith; provided, however, upon the expiration or sooner termination of the Lease Term, Tenant shall, upon written demand by Landlord, at Tenant's sole cost and expense, forthwith and with all due diligence, remove any Improvements made by Tenant and designated by Landlord to be removed, and Tenant shall forthwith and with all due diligence, at Tenant's sole cost and expense, repair any damage to the Premises caused by such removal. In the event Landlord elects not to require that any such Improvements be removed from the Premises, such election shall be based on Landlord's determination that the cost of removal of such
                      Improvements and the potential damage to the Premises exceeds the value of the Improvements. Tenant acknowledges that the Improvements made by tenant are for Tenant's benefit, have no value to Landlord, and do not increase the value of the Premises or the Shopping Center to Landlord.

         11.2 Delivery of Permits and Contracts. At least ten (10) days prior to the commencement of any Improvement requiring Landlord's approval under Section
11.1 above, Tenant shall furnish to Landlord (i) a certified copy of all necessary permits from all applicable governmental authorities; and (ii) a certified copy of all applicable contractors agreements, satisfactory to Landlord.

         11.3 Tenant's Insurance of Improvements. In the event that Tenant shall make any Improvements to the Premises, Tenant agrees to carry such insurance required by Article X covering any such

FS2\267\064I2~Oa31\2l5499o.5 aOSIOY/95                   -21-
such Improvements shall be insured by Landlord under the insurance it may carry upon the building of which the Premises are a part, nor shall Landlord be required under any provisions for reconstruction of the Premises to reinstall or repair damages to any such Improvements.


                                   ARTICLE XII

                                MECHANIC'S LIENS

         12.1 Free of Liens. Tenant agrees that it will pay all costs for labor, services and/or materials supplied in the prosecution of any work done or caused to be done by Tenant on the Premises, and Tenant will keep the Premises and the Shopping Center free and clear of all mechanic's liens and other liens on account of work done or alleged to have been done for Tenant or persons claiming under Tenant. Tenant agrees to and shall indemnify, defend and save Landlord free and harmless against any and all claims, demands, liability, loss, damage, costs, attorneys' fees and all other expenses on account of claims of lien of contractors, laborers or material suppliers or others for work performed or materials or supplies furnished for or alleged to have been performed or furnished for Tenant or persons claiming under Tenant, whether liens of attachment, judgment or otherwise (collectively, "Liens"). Tenant shall keep Tenant's leasehold interest and any of those improvements to the Premises which are or become the property of Landlord pursuant to this Lease free and clear of all Liens. Tenant's failure to remove the effect of any Lien from the Premises and the Shopping Center within ten (10) days following written demand therefor by Landlord shall constitute a material noncurable default under this Lease entitling Landlord to terminate this Lease at Landlord's option and to assert all remedies provided in Article XXII below.

         12.2 Contest of Liens. If Tenant shall desire to contest any Lien, within ten (10) days following the filing of such Lien Tenant shall release the property from said Lien of record by providing the bond then required by California law for such release of that Lien. If a final judgment establishing the validity or existence of a Lien for any amount is entered, Tenant shall immediately pay and satisfy same.

         12.3 Landlord's Right to Pay. If Tenant shall fail to pay any charge for which a Lien and/or suit to foreclose the Lien have been filed, and shall not have obtained the release of said Lien from the property subject to such Lien, in either case, within ten (10) days following the filing thereof, then Landlord, in addition to any other rights or remedies it may have, may (but shall not be obligated to), discharge said Lien by (a) paying the claimant an amount sufficient to settle and discharge the Lien and all claims thereunder;
(b) posting a mechanics' lien release bond; or (c) taking such action as Landlord shall deem appropriate. In any such event, Tenant shall pay as Additional Rent, on Landlord's demand, all costs (including attorneys' fees and costs) actually incurred by Landlord in settling and discharging said Lien, together with interest at the lesser of eighteen percent (18%) per annum or the maximum rate permitted by law from the date of Landlord's payment until repaid by Tenant. Landlord's payment of said costs shall not waive any default of Tenant under this Article XII, including without limitation, Landlord's right, under Section 12.1 above, to treat the failure to remove the Lien as a non-curable default under this Lease.

         12.4 Notice of Lien. Should any Lien be filed against the Premises or any action affecting the title to such property be commenced, Tenant, upon receiving notice of such Lien or action shall forthwith give Landlord written notice thereof.


FS2\267\064120003 I  154990.5 n08107195                  -22-

          12.5 Advance Notice for Nonresponsibility. Landlord or its representatives shall have the right to go upon and inspect the Premises at all reasonable times and shall have the right to post and maintain thereon notices of non-responsibility, or such other notices which Landlord may deem to be proper for the protection of the interests of Landlord and any ground lessor in the Premises. Tenant shall, before the commencement of any work which might result in any Lien, give to Landlord written notice of its intention to do so in sufficient time, and in any event at least twenty-five (25) days prior to commencing any such work, to enable the posting and/or recording of such notices.


                                  ARTICLE XIII

                                ADVERTISING MEDIA

         13.1 Approval of Tenant's Signage. Tenant shall, at Tenant's cost and expense, design, construct and install Tenant's signs in accordance with the sign criteria attached hereto as Exhibit "E" ("Sign Criteria"). Tenant shall submit scale drawings of Tenant's sign to Landlord for its written approval prior to the construction or installation of the sign. Such sign shall be installed prior to the opening of the Premises for business, or as soon thereafter as is reasonably possible. Any sign not constructed in compliance with the Sign Criteria or not in accordance with the plan approved by Landlord, shall be immediately removed by Tenant and if not removed by Tenant within ten
(10) days of written notice from Landlord to Tenant, then Landlord may remove and destroy said sign without Tenant's approval and without liability or obligation to Tenant. Any such sign so removed under this Section or otherwise shall be promptly replaced by Tenant with a sign complying with the requirements of this Lease.

         13.2 Signage Location. Tenant shall not place, affix or maintain upon the glass panes and supports of the show windows or within twenty-four (24) inches of the lease line, or on any windows, doors or the exterior walls of the Premises, any signs, advertising placards, names, insignia, trademarks, descriptive material or any other such like item or items without first obtaining the written approval of Landlord as to the size, type, color, location, copy, nature and display qualities, such approval not to be unreasonably withheld. Anything to the contrary in this Lease notwithstanding, Tenant shall not affix any sign to the roof of the Premises. Notwithstanding the foregoing, Tenant shall have the right to use the glass portions of the Premises to advertise its business, provided that any such advertising is professionally prepared, covers no more than fifty percent (50%) of the glass area of the Premises and shall remain no longer than thirty (30) days without being changed or removed.

         13.3 Restrictions on Signage Handbills and Other Advertising Devices. All signs, banners, handbills and other advertising materials posted or otherwise utilized within the Premises shall be professionally prepared and printed and of business-like quality, shall not be handwritten or manually printed and shall comply with any other limitations contained in this Lease, including without limitation, Landlord's Sign Criteria. No such signs, banners, handbills or other advertising materials shall be used or posted outside of the Premises excepting the signage permitted by Landlord in accordance with Landlord's Sign Criteria. No advertising medium shall be utilized by Tenant which can be heard or experienced outside the Premises, including without limitation, flashing lights, searchlights, loudspeakers, phonographs, radios or television. 'Tenant shall not display, paint or place or cause to be displayed, painted or placed, any handbills, bumper stickers or other advertising devices on any vehicle parked in the parking area of the Project, whether belonging to Tenant, or to Tenant's agent, or to any other person;


FS2~267~()64I2o~003 I \2154990.5 aO&I()7195              -23-
nor shall Tenant distribute, or cause to be distributed, in the Project, any handbills or other advertising devices.

         13.4 Signage in Food Courts. Tenants located within any portion of the Shopping Center designated as "Food Court" or "FC" on the attached Exhibit "B" shall not affix or maintain any signs, advertising placards, menu boards or other advertising material of any kind within the Premises or within any common seating areas adjacent to the Premises, unless Landlord grants its prior written consent to all such signs or advertising material, in accordance with the Sign Criteria.


                                   ARTICLE XIV

                         FIXTURES AND PERSONAL PROPERTY

         14.1 Rights to Fixtures and Personal Property. Tenant agrees to fixturize the Premises in a manner comparable to retail stores of similar nature in the Southern California area and in accordance with plans and specifications for such work approved by Landlord. All Tenant's Personal Property (as defined below) installed in or attached to the Premises by Tenant must be new or like-new when so installed or attached. Any trade fixtures, furniture, furnishings, signs and other personal property of Tenant not affixed to the Premises ("Tenant's Personal Property") shall remain the property of Tenant. Landlord agrees that Tenant may, provided Tenant is not in default under the terms of this Lease, remove or replace during the Lease Term, at Tenant's sole cost and expense, any of Tenant's Personal Property which it may have stored or installed in or on the Premises, provided that Tenant shall not remove any of Tenant's Personal Property if such removal would render the Premises in any way unsuitable for conducting the type of business specified in subsection (i) of
Article I above, unless Tenant's Personal Property is immediately replaced with similar Tenant's Personal Property of comparable or better quality. However, in the event Tenant is in default under this Lease, after the expiration of any applicable cure periods, Tenant may not remove any Tenant's Personal Property from the Premises and all such Tenant's Personal Property shall, at Landlord's election, belong to Landlord. Tenant shall, at its expense, upon the expiration or earlier termination of this Lease, if not then in default, or if then in default, upon Landlord's request to do so, remove all of Tenant's Personal Property not affixed to the Premises, immediately repair any damage occasioned to the Premises by reason of the removal of any such Tenant's Personal Property, and upon the last day of the Lease Term or the date of earlier termination of this Lease, shall leave the Premises in a neat and clean condition free of debris and in good order and repair. All Tenant's Personal Property remaining on the Premises after expiration or other termination of the Lease Term shall belong to Landlord. Landlord shall have the right to retain or dispose of Tenant's Personal Property as Landlord deems best and to recover from Tenant all costs of removing, storing, and disposing of Tenant's Personal Property plus interest thereon at the lesser of eighteen percent (l8%) per annum or the maximum rate allowed by law. Landlord shall have no liability to Tenant for any retention or disposal of such Tenant's Personal Property following expiration or other termination of the Lease Term nor shall Tenant be entitled to any offset or reduction in liability to Landlord by reason thereof.

         14.2 Landlord's Property All improvements to the Premises by Tenant, including but not limited to mechanical systems, light fixtures, floor coverings and partitions and other items comprising Tenant's Work pursuant to Exhibit "C" but excluding Tenant's Personal Property not affixed to the Premises, shall become the property of Landlord upon installation and shall remain as a part of the Premises and remain thereon following expiration or earlier


FS2\267~064I2~oo3I\2I5499o.5 aOSIO7I9s                   -24-
termination of this Lease, subject, however, to Landlord's right to require the removal of the same under Section 11.1 above.

          14.3 Taxes. Fees. Assessments and Damages. Tenant shall pay before delinquency, all taxes (including sales and use taxes), assessments, license fees and public charges levied, assessed or imposed upon its business operation, as well as upon its trade fixtures, leasehold improvements (including, but not limited to, those Tenant is required to make in accordance with the provisions of Exhibit "C" hereof), merchandise and other Tenant's Personal Property in, on or upon the Premises. whenever possible Tenant shall cause Tenant's Personal Property and Tenant's leasehold improvements and other such property to be assessed and billed separately from the balance of the Premises. In the event any such items of property are assessed with the balance of the Premises, then, and in such event, such assessment shall be equitably divided between Landlord and Tenant to the end that Tenant shall pay only its equitable proportion of such assessment. Landlord shall determine the basis of prorating any such assessments and such determination shall be binding upon both Landlord and Tenant. Tenant shall pay its share of any such assessment within ten (10) days after receipt from Landlord of a written statement computing Tenant's share thereof.


                                   ARTICLE Xv

                            ASSIGNING AND SUBLETTING

          15.1 Restrictions on Transfer. Tenant acknowledges and agrees that the Shopping Center consists of an interdependent group of retail ~enterprises and that the realization of the benefits of this Lease, both to Landlord and Tenant, is dependent upon Tenant's creating and maintaining a successful and profitable retail operation in the Premises. Landlord and Tenant further agree that the 'tenant mix" of the Shopping Center is also vital to the realization of the benefits of this Lease, both to Landlord and Tenant. For these reasons, among others, Tenant shall not, either voluntarily or by operation of law except as provided in Article XXI below, assign, sell, encumber, hypothecate, pledge, lien, franchise, license, grant concessions in or otherwise transfer all or any part of Tenant's leasehold estate hereunder, or permit the Premises to be occupied by anyone other than Tenant or Tenant's employees (collectively an "Assignment") , without Landlord's written consent, which consent shall be given or withheld as provided in Sections 15.2, 15.3 and 15.4. Tenant shall not sublet the Premises, or any portion thereof, and Tenant is absolutely prohibited from subletting the Premises or any portion thereof as authorized and permitted by California Civil Code Section 1995.230. Consent by Landlord to one or more Assignments of the Premises shall not operate to exhaust Landlord's rights under this Article XV. The voluntary or other surrender of this Lease by Tenant or a mutual cancellation hereof shall not work a merger and shall, at the option of Landlord, terminate all or any existing subleases or subtenancies or shall operate as an assignment to Landlord of such subleases or subtenancies. Failure to first obtain in writing Landlord's consent or failure to comply with the provisions of this Article XV shall operate to prevent any such Assignment from becoming effective and shall constitute a material default under this Lease.

          Affiliate Transfers. Notwithstanding Section 15.1 or anything to the contrary contained herein, Tenant shall have the right, without Landlord's consent, to assign this Lease for the then remaining term of this Lease to (a) any corporation which owns one hundred percent (100%) of Tenant's stock (Tenant's parent); (b) any corporation in which Tenant owns one hundred percent (100%) of the stock thereof (Tenant's subsidiary); (c) any company which directly or indirectly has a controlling interest in Tenant which is at


Ps2\267\%412~oo3l\2I5499o.~ a08107195                    -25-
least a fifty-one percent (51%) interest or in which Tenant has a controlling interest which is at least a fifty-one percent (51%) interest; (d) a corporation which succeeds to the assets or business of Tenant or Tenant's parent as a result of merger or consolidation; (e) a corporation or other business entity acquiring all or substantially all of Tenant's assets or capital stock; provided that in each such instance (i) Tenant shall not be in default under this Lease at the time of said transfer; (ii) no change in use of the Premises shall result by reason of such transfer; (iii) Tenant shall give Landlord at least thirty
(30) days' prior written notice of said transfer; (iv) the assignee shall furnish Landlord at least thirty (30) days prior to the transfer a written instrument reasonably satisfactory to Landlord by which such assignee agrees to assume and perform all covenants and conditions of Tenant contained in this Lease; and (v) in the event of an assignment to a parent or subsidiary and in the event of an assignment to a company acquiring all or substantially all of the assets or capital stock of Tenant, the assignee has a net worth (in 1995 dollars) equal to or greater than the net worth of Tenant at the time Tenant entered into this Lease. No such assignment or other transfer shall release the original Tenant or any assignee thereof from liability under this Lease, except in the event of merger or consolidation where Tenant is not the surviving entity.

          15.2 Notice of Proposed Transfer. If Tenant desires at any time to assign this Lease and Tenant is not in default in any covenant or obligation to be observed or performed by Tenant under the Lease, Tenant shall first notify Landlord of its desire to do so and shall submit in writing to Landlord, all in such reasonable detail as Landlord may request, (a) the name of the proposed assignee; (b) the nature of the proposed assignee's business to be carried on in the Premises; (c) the proposed agreement of assignment and all of the contracts, instruments and agreements relating to the proposed assignment; (d) such financial and other information as Landlord may request concerning the proposed assignee, including without limitation, current per square foot sales figures and advertising budgets for the proposed assignee's comparable business operations from other locations and other merchandising information as Landlord may request; (e) a resume of the proposed assignee and its operators sufficient to demonstrate suitable experience on the part of the assignee and its operators in the same business as that specified in Article I, subsection (i) of this Lease; (f) current audited financial statements for the transferee; and (g) a statement that Tenant intends to consummate the transaction if Landlord consents thereto.

          15.3 Landlord's Response. At any time within thirty (30) days after Landlord's receipt of the information specified in Section 15.2 above, Landlord may, in Landlord's sole and absolute discretion, by written notice to Tenant elect to (a) consent to the Assignment upon the terms and to the assignee proposed; (b) refuse to give its consent; (c) take an assignment of Tenant's leasehold estate hereunder upon the same terms (excluding terms relating to the use of Tenant's name, the continuation or manner of continuation of Tenant's business or other business within the Premises and the sale of Tenant's Personal Property and trade fixtures and no such assignment by Landlord once effected shall be subject to the provisions of this Article XV) as those offered to the proposed assignee, as the case may be; or (d) terminate this Lease, such termination to be effective as of the date such proposed Assignment would have become effective, but not more than sixty (60) days nor less than thirty (30) days following Landlord's receipt of such information, in its entirety. Landlord's election of either alternative Cc) or (d) above shall be binding upon Tenant and shall not be affected by Tenant's withdrawal of its request for Landlord's approval of the subject Assignment following Tenant's receipt of notice of such election. In the event this Lease is terminated pursuant to this
Section 15.3, the rents and other charges payable hereunder shall be prorated and paid to and from


FS2\267\O64l2~oo3l\2I5499o.5 a081Ul195                   -26-
the date of such  termination.  No action or  inaction  by  Landlord  under this
Section 15.3 shall entitle Tenant to recover damages from Landlord, it being understood and agreed that Tenant's sole remedy, in such event, shall be an action for declaratory relief or to require that Landlord specifically perform its obligations under this Lease.

          15.4 Standards for Landlord's Approval. If Landlord does not elect alternative 15.3(c) or 15.3(d) above following Tenant's request that Landlord consent to an Assignment, Landlord's consent to any such proposed Assignment shall be subject to satisfaction of each of the following conditions, in accordance with Section 1995.250(b) of the California Civil Code: (a) the proposed assignee's general financial condition, including liquidity and net worth, verified by audited financial statements prepared by a Certified Public Accountant in conformity with generally accepted accounting principles is equal to or greater than One Million Dollars ($1,000,000.00) (in 1995 dollars); (b) the proposed assignee has a demonstrated merchandising capability reasonably acceptable to Landlord; (c) the proposed assignee is morally and financially responsible; (d) the proposed assignee or any affiliate thereof shall not have been or presently be in default under any lease or other agreement with Landlord or any of Landlord's affiliates; (e) the proposed assignee or any affiliate thereof or any management or supervisorial employee of the proposed assignee or any affiliate of the proposed assignee shall not have been convicted of any felony, had any license or permit relating to its operation of business revoked, had prior bankruptcy or similar reorganization filings, voluntary or involuntary, had any of its properties foreclosed upon, judicially or nonjudicially or been found liable for any fraud or other causes of action involving moral turpitude in any civil proceedings; (f) in Landlord's judgment, the proposed assignee will generate at least the same amount of Gross Sales as could reasonably be projected from Tenant's past Gross Sales, to be generated by the Tenant during each remaining Lease Year throughout the balance of the Lease Term; (g) Tenant is not in default in the payment of any sums or performance of any obligations required of Tenant under this Lease; (h) if the use is other than that permitted in Article I, subsection (i) above, then such use is subject to the following limitations: (1) the use may not violate any exclusive or restrictive agreement granted to any other tenant in the Shopping Center; (2) the use may not involve the sale of food or beverage items for on or off-premises consumption; (3) may not be a restaurant or financial institution or a home improvement store or for the sale, repair and/or servicing of automobiles or for the sale of toxic materials, such as paints, cleaning supplies and/or automotive fuel or for any office use, other than office use incidental to the conduct of another permitted retail business; (4) the Premises may not be used for any use or purpose that is not customarily found in first-class neighborhood centers in the Southern California area or for any use or purpose other than the retail sale of goods and/or services to the public (and for office or storage ancillary thereto) ; or (5) for a use, in Landlord's reasonable discretion, that would cause detrimental competition with another tenant in the Shopping Center or would materially alter the tenant mix in the Shopping Center; (~) the proposed assignee shall assume in writing the obligations of Tenant under this Lease in form satisfactory to Landlord; and (j) the conditions in Sections 15.5, 15.6 and 15.7 shall be satisfied. If any of the foregoing conditions are not satisfied, Landlord may, in its sole and absolute discretion, refuse to consent to any such Assignment or may consent to such proposed Assignment. If Landlord consents to such Assignment, Tenant may, within thirty (30) days after the date of Landlord's consent, enter into a valid assignment of the Premises or portion thereof upon the terms and conditions described in the information required to be furnished by Tenant to Landlord pursuant to Section 15.2 above, or upon other terms not more favorable to Tenant; provided, however, that any material change in


FS\267~%4l2~Oo3I\2I5499o.5 aOSI07/95                     -27-
such terms shall be subject to  Landlord's  consent as provided in this  Article
XV.

          15.5 Tenant Not Released: Documentation Fee. No Assignment, whether with or without Landlord's consent, shall relieve Tenant or any guarantor from its covenants and obligations under this Lease and under any guaranty hereof. Tenant agrees to reimburse Landlord for the direct and indirect expenses incurred by Landlord in conjunction with the processing and documentation of any such requested Assignment, including without limitation, Landlord's attorneys' fees and costs, such reimbursement to be made within the earlier of (i) ten (10) days following Landlord's written demand therefor; or (ii) concurrently with Landlord's execution of any documentation pertaining to such requested Assignment.

          15.6 Documentation of Transfer. Each such Assignment to which Landlord has consented shall be evidenced by an instrument in Landlord's standard form executed by Tenant and by the transferor, assignor, licensor, concessionaire, hypothecator or mortgagor and the transferee, assignee, sublessee, licensee, concessionaire or mortgagee in each instance, as the case may be. One (1) executed copy of such written instrument shall be delivered to Landlord.

          15.7 Adjustment to Minimum Annual Rent. In the event Tenant shall assign its interest in this Lease (other than to Landlord), then the Minimum Annual Rent then payable pursuant to Sections 5.1 shall be increased, effective as of the date of such Assignment, to an amount equal to the total of the Minimum Annual Rent, plus Percentage Rent, required to be paid by Tenant pursuant to this Lease during the twelve (12) month period immediately preceding such Assignment. In addition to the foregoing, Tenant agrees that in the event Tenant shall assign its interest in this Lease or sublet the Premises, in accordance with the several provisions of this Article XV, Tenant shall pay to Landlord any and all consideration received by Tenant for such Assignment, to the extent that such consideration exceeds the unamortized value of Tenant's leasehold improvements (but only to the extent said leasehold improvements were paid for by Tenant as evidenced by appropriate documentation), depreciated on a straight-line basis over the portion of the Lease Term remaining following the completion of such leasehold improvements plus the direct out of pocket costs incurred by Tenant in making such Assignment.


                                   ARTICLE XVI

                          TENANT'S CONDUCT OF BUSINESS

          16.1 Continuous Operation.. Tenant acknowledges that the realization of the benefits of this Lease, both to Landlord and Tenant, is dependent upon Tenant's maintaining a successful and profitable retail operation in the Premises and that Tenant's failure to continuously operate its permitted business from the Premises may or will have adverse effects on the overall operation of the Shopping Center, and other businesses within the Shopping Center as well as on the benefits to be realized under this Lease in ways that may be difficult to ascertain or quantify in monetary damages. Tenant agrees that Landlord shall be entitled to injunctive relief in the event of a violation of this Section 16.1 or Section 16.2 below, in addition to any other remedies provided by law and/or under this Lease. Subject to the provisions of Section
16.6 below, Tenant covenants and agrees that, continuously and uninterruptedly from and after its initial opening for business and throughout the Lease Term, it will operate and conduct within the Premises the business which it is permitted to operate and conduct under the provisions of Article I, subsection
(i) during all hours required under Section 16.2 below, except while the Premises are untenantable by reason of fire or other casualty, and that it will at all times keep and maintain within and upon the


Ps2~267\064l2~oo3l\2I5499o~5 aosI()7~95                  -28-

Premises an adequate stock of merchandise and trade fixtures to service and supply the usual and ordinary demands and requirements of its customers and that it will keep its Premises in a neat, clean and orderly condition.

          16.2 Hours of Operation. Recognizing that it is in the interests of both Tenant and Landlord to have regulated hours of business for all of the Shopping Center, but subject to the provisions of Section 16.6 below, Tenant agrees that commencing with the opening for business by Tenant in the Premises and for the remainder of the Lease Term, Tenant shall be open for business daily from 10:00 A.M. to 9:00 P.M., Monday through Friday, 10:00 A.M. to 6:00 P.M. Saturday, 12:00 noon to 5:00 P.M. Sunday, and shall, in addition, continuously so remain open for business during all hours on all days that the Shopping Center is open for business to the public as determined in Landlord's sole discretion. Tenant further agrees to have its window displays, exterior signs and exterior advertising displays adequately illuminated continuously during such hours as the Shopping Center is open for business to the public, as determined by Landlord. It is agreed, however, that the foregoing provisions shall be subject, as respects any business controlled by governmental regulations or labor union contracts in its hours of operation, to the hours of operation so prescribed by such governmental regulations or labor union contracts, as the case may be.

          16.3 Additional Charge. If Tenant fails to take possession of or to open or to reopen the Premises for business, fully fixtured, stocked and staffed within the times herein provided, or to carry on business at all times specified in Sections 16.1 and 16.2 during the Lease Term, duly and strictly in accordance with the terms, covenants and conditions contained in this Lease, Landlord shall be entitled (a) to collect (in addition to the Minimum Annual Rent, Percentage Rent and Additional Rent) an additional charge at the daily rate of Ten Cents ($0.10) per square foot of the Floor Area of the Premises or One Hundred Dollars ($100.00), whichever is greater, for each and every day or partial day the Tenant fails to commence to do or to carry on business as herein provided, such additional charge is a liquidated sum representing the minimum damages which Landlord is deemed to have suffered, including damages as a result of Landlord's failure to receive Percentage Rent, if any, under this Lease and is without prejudice to Landlord's right to claim and prove a greater sum of damages; and
(b) to avail itself of any other remedies for such breach by Tenant hereunder, including obtaining an injunction or an order for specific performance in a court of competent jurisdiction to restrain Tenant from continuing any such breach and to compel Tenant to comply with such obligations under this Lease, as the case may be, including a mandatory injunction to compel Tenant to open or reopen the whole of the Premises for business to the public fully fixtured, stocked and staffed, and Tenant hereby consents to Landlord obtaining such injunction, order or mandatory injunction upon establishing by affidavit or other evidence that Tenant has breached or Landlord has reasonable cause to believe Tenant is about to commit any such breach; and (c) if Tenant fails to open the Premises for business within fifteen (15) days after the Commencement Date, to terminate this Lease without the necessity for any legal proceedings and without prejudice to any other rights or remedies of Landlord.

     16.4 Opening of Mall. Landlord shall not be obligated to open any mall from time to time within the Shopping Center so that Tenant may conduct business except on those days and hours when (a) any two (2) of the "Major Department Stores" in the Shopping Center shall be open for business or (b) at least fifty percent (50%) of the number of tenants in the Shopping Center fronting on any such mall give reasonable advance notice to Landlord that they desire to be open for business. The term "Major Department Store" shall mean


FS\267\064l2~oo3I\2I5499o.5 aO8~07/95                    -29-
any retail store containing fifty thousand (50,000) square feet of Floor Area or more.

          16.5 Operation of New Locations. Tenant agrees that it will not directly or indirectly, operate nor own any interest in any similar type of business (not so operated or owned on the date of this Lease) within a radius of five (5) miles from the location of the Premises. Without limiting Landlord's remedies, in the event Tenant should violate this covenant, Landlord may, at its option and for so long as Tenant is operating or has an interest in said other business, include the Gross Sales of such other business in the Gross Sales made from the Premises for the purpose of computing the Percentage Rent due hereunder. Tenant acknowledges that the operation of a similar type business will adversely affect Gross Sales and the growth of Gross Sales of the business conducted on the Premises and thereby adversely affect Percentage Rent payable hereunder as well as the number of potential customers attracted to the Shopping Center.

          16.6 Cessation of Business. Notwithstanding anything to the contrary contained in this Article XVI or elsewhere in the Lease, at any time after the end of the second (2nd) Lease Year, Tenant shall have the right to cease operating its business in the Premises. If Tenant ceases operating for a period of thirty (30) consecutive days, then Landlord shall have the right to terminate the Lease upon thirty (30) days' written notice to Tenant, whereupon Tenant shall vacate the Premises in the manner required herein. Should Tenant give written notice to Landlord within ten (10) days after the receipt of Landlord's termination notice indicating Tenant's intent to reopen its business in the Premises within thirty (30) days and Tenant thereafter does reopen its business fully staffed, stocked and fixturized within such thirty (30) day period, Landlord's termination notice shall be rescinded. Should Tenant thereafter cease operating in the Premises for a period of thirty (30) consecutive days, Landlord may elect to terminate the Lease in the manner set forth herein. If Tenant elects to assign the Lease, such period(s) of time during which Tenant is not operating the Premises as permitted hereunder, shall be disregarded when determining Tenant's Gross Sales pursuant to Section 15.4(f).


                                  ARTICLE XVII.

                             REPAIRS AND MAINTENANCE

          17.1 Tenant's Obligations. Tenant agrees at all times, from and after substantial completion of Landlord's Work, if any, in the Premises, at Tenant's sole cost and expense, to repair, maintain in good and tenantable condition, and replace, as necessary, the Premises and every part thereof (except that portion of the Premises to be maintained by Landlord in Section 17.2), including without limitation, all utility meters, pipes and conduits, all fixtures, air conditioning and heating equipment serving the Premises (whether located inside or outside of the Premises) and other equipment therein, including any equipment installed by Tenant which is part of said system, the store front, all Tenant's signs, locks and closing devices, all window sashes, casements or frames, doors and door frames, floor coverings, including carpeting, terrazzo or other special flooring, and all such items of repair, maintenance, alteration and improvement or reconstruction as may at any time or from time to time be required by a governmental agency having jurisdiction thereof. Tenant shall contract with a service company, which contract and service company is approved by Landlord (such approval shall not unreasonably be withheld), for the monthly maintenance of the heating, ventilating and air conditioning equipment exclusively servicing the Premises. A copy of the service contract shall be furnished to Landlord within ten (10) days after Tenant's opening for business, and a


FS\267\%4I2~oo3I\2Is4y9o.s aos/07/95                     -30-
copy of any subsequent contracts shall be furnished from time to time during the Lease Term. Any such service contract shall be sufficient to maintain Landlord's warranties and/or guarantees with respect to such equipment. All glass, both exterior and interior, is at the sole risk of Tenant, and any glass broken shall be promptly replaced by Tenant with glass of the same kind, size or quality.

          17.2 Landlord's Obligations. Subject to the foregoing provisions of this Article XVII and to Tenant's obligation to reimburse Landlord for costs as is hereinafter provided, Landlord shall maintain and repair (including replacements when Landlord determines in its sole and absolute discretion that same are necessary) the roof, exterior walls, structural parts of the Premises and structural floor, pipes and conduits outside the Premises for the furnishing to the Premises of various utilities (except to the extent that the same are the obligations of public utility company); provided, however that Landlord shall not be required to perform any maintenance nor make repairs or replacements necessitated by reason of the negligence of Tenant or anyone claiming under Tenant, or by reason of the failure of Tenant to perform or observe any conditions or agreements in this Lease contained, or caused by alterations, additions, or improvements made by Tenant or anyone claiming under Tenant and all such maintenance, repairs or replacements shall be made by Tenant, at Tenant's sole cost and expense, or at Landlord's election, made by Landlord and paid for by Tenant upon demand, together with interest at the lesser of eighteen percent (18%) per annum or the maximum rate allowed by law from the date of demand until receipt of payment thereof. As used in this Section, "exterior walls" shall not be deemed to include store fronts, plate glass, window cases or window frames, doors or door frames, security grills or similar enclosures. It is agreed that Landlord shall be under no obligation to perform any maintenance nor to make any repairs, alterations, renewals, replacements or improvements to and upon the Premises or the mechanical equipment exclusively serving the Premises at any time except as in this Lease expressly provided. Anything to the contrary notwithstanding contained in this Lease, Landlord shall not in any way be liable to Tenant for failure to perform or properly perform any maintenance or to make or properly make any repairs or replacements as herein specifically required unless Tenant has previously notified Landlord in writing of the need for such and Landlord has failed to commence and complete such maintenance, repairs or replacements within a reasonable period of time following receipt of Tenant's written notification, provided nothing in the foregoing shall be construed as imposing any obligation on Landlord to perform any maintenance, repairs or replacements except as otherwise required to be performed by Landlord pursuant to the terms of this Lease. In the event that Tenant shall have a claim for consequential damages caused by Landlord's failure, when and to the extent required pursuant to this Lease, to construct, maintain, or keep the Premises in good condition or repair, Tenant shall present such claim to Landlord and Landlord shall submit such claim to Landlord's general liability insurance company. Tenant shall be limited in any recovery of damages from Landlord solely to the amount paid by Landlord's general liability insurance company on that claim, if any, and such recovery shall be Tenant's sole remedy for that claim. Tenant agrees to pay, as Additional Rent, Tenant's pro rata portion of all costs incurred by Landlord pursuant to this Section 17.2 for the building within which the Premises are situated based on the ratio that the Floor Area within the Premises bears to the total Floor Area of such building. Any such payment shall be due and payable to Landlord, as Additional Rent, within ten (10) days of Tenant's receipt of a request for such payment.

     17.3 Condition of Premises. Tenant hereby agrees, at its sole cost and expense, to maintain the Premises in good repair and in an up-to-date condition throughout the Lease Term. In the event


PS2\267\OMi2~oo3I~2I5499o.5 nOS~07I95                    -31-

Tenant  validly  exercises  its right to extend  the Lease  Term as set forth in
Section 4.2 above, Tenant shall replace the floor and wall coverings, lighting fixtures and signage and repair or replace any of Tenant's Work previously installed in the Premises which is showing signs of wear or tear. Tenant shall conduct any such work in accordance with the terms and conditions of Article XI of the Lease and all improvements installed by Tenant shall be in conformance with Exhibits "C" and "E' to the Lease.

          17.4 Surrender of Premises. Upon any surrender of the Premises, Tenant shall redeliver the Premises to Landlord in a clean and undamaged condition and with all improvements in the Premises in at least as good condition and repair as when Tenant opened the Premises for business to the public.

          17.5 Inspection: Right to Cure. Tenant agrees to permit Landlord and/or its authorized representatives to enter the Premises at all times during usual business hours for the purpose of inspecting same. Tenant agrees that Landlord or any person authorized by Landlord may go upon the Premises and make any necessary repairs to the Premises and perform any work therein (a) which may be necessary to comply with all laws, ordinances, rules or regulations of any public authority or of the Insurance Service Offices or of any similar body; or
(b) that Landlord may deem necessary to prevent waste or deterioration in connection with the Premises if Tenant does not make or cause such repairs to be made or performed or cause such work to be performed promptly after receipt of written demand from Landlord; or (c) that is required to store, remove and/or dispose of all trash and rubbish from the Premises as required in Section 7.4, if Tenant fails to perform such work promptly after receipt of written demand from Landlord; or (d) that Landlord may deem necessary to perform remodeling, construction or other work incidental to any portion of the Shopping Center, including without limitation the premises of another tenant, adjacent to, above, or below the Premises. Nothing contained in this Section shall imply any duty on the part of Landlord to do any such work nor constitute a waiver of Tenant's default in failing to do any such work that Tenant is otherwise required to do under this Lease. No exercise by Landlord of any rights herein reserved shall entitle Tenant to any damage or compensation for any injury or inconvenience occasioned thereby nor to any abatement of rent. In the event Landlord makes or causes any such repairs to be made or performed, as provided for herein, Tenant shall pay the cost thereof to Landlord, as Additional Rent promptly upon receipt of a bill therefor, except for that work as provided in subclause Cd) above which will be at the sole cost and expense of Landlord. In the event Landlord performs any work as provided in subclause Cd) above, Landlord agrees to use reasonable efforts to minimize impairment of access to and visibility of the Premises.


                                  ARTICLE XVIII

                                 RECONSTRUCTION

          18.1 Partial Insured Casualty. Tenant shall give prompt notice to Landlord in case of any fire or other damage to the Premises or the building of which it is a part. If the Premises shall be partially damaged by fire or other casualty required to be insured by Landlord pursuant to Section 10.6, then upon Landlord's receipt of the insurance proceeds, Landlord shall, except as otherwise provided in this Article XVIII promptly repair and restore the same (exclusive of Tenant's leasehold improvements, alterations or additions, trade fixtures, signs or other personal property) substantially to the condition thereof immediately prior to said damage or destruction, limited, however, to the extent of the insurance proceeds actually received by Landlord& therefor.


F82~267\OMI2~()03I\2t5499o.5 aO8IU?195                   -32-

          18.2 Substantial and Uninsured Casualties. If (a) both the Premises and the improvements constituting the Shopping Center shall be damaged to the extent of fifty percent (50%) or more of the cost of replacement thereof; or (b) the Premises or the building of which the Premises are a part shall be destroyed or damaged as a result of a risk not required to be insured by Landlord pursuant to Section 10.6 hereof; or (c) the Premises shall be damaged to the extent of twenty-five percent (25%) or more of the cost of replacement thereof during the last two (2) years of the Lease Term; or (d) the buildings constituting the Shopping Center shall be damaged to the extent of fifty percent (50%) or more of the cost of replacement thereof, whether or not the Premises shall be damaged; or (e) as a result of damages to the Shopping Center the leases of any two or more of the Major Department Stores are terminated; then in any of such events, Landlord may elect either to repair the damages as aforesaid, or to cancel this Lease by written notice of cancellation given to Tenant within ninety (90) days after the date of such occurrence, and thereupon this Lease shall cease and terminate twenty (20) days following Tenant's receipt of such notice, and Tenant shall vacate and surrender the Premises to Landlord in accordance with the terms of this Lease. In determining the cost of replacement of the Premises or any building or improvement, the cost of foundations and footings shall not be included, except to the extent of the cost of repair thereto required by such damage or destruction.

          18.3 Reconstruction. In the event of any reconstruction of the Premises under this Article XVIII, said reconstruction shall be in strict conformity with the provisions of Exhibit "C" and to the extent of the work as therein set forth as "Landlord's Work" and "Tenant's Work". Notwithstanding that all reconstruction work shall be performed by Landlord's contractor, unless Landlord shall otherwise agree in writing, Landlord's obligation to reconstruct the Premises shall be only to the extent of the work as described in "Landlord's Work" in Exhibit "C" and if not so described Landlord's obligation shall be to reconstruct only to the extent of the condition of the Premises prior to commencement of Tenant's Work. Tenant, at its sole cost and expense, shall be responsible for the repair and restoration of all items set forth in "Tenant's Work" in Exhibit "C" and the replacement of its signs, stock in trade, trade fixtures, furniture, furnishings and equipment. Tenant shall commence such installation of fixtures, equipment and merchandise promptly upon delivery to Tenant of possession of the Premises and shall diligently prosecute such installation to completion.

          18.4 Termination. Upon any termination of this Lease under any of the provisions of this Article XVIII, the parties shall be released thereby from obligations to the other party accruing from and after the surrender of possession of the Premises to Landlord, except for Tenant's removal of Tenant's Personal Property as provided in Section 14.1 and for Tenant's removal of any leasehold improvements under Section 11.1. In the event of termination, all proceeds from Tenant's fire and extended coverage insurance under Article X and covering the items set forth in "Tenant's Work" in Exhibit "C", and Tenant's leasehold improvements, but excluding proceeds for Tenant's Personal Property, shall be disbursed and paid to Landlord.

          18.5 Rent Abatement. In the event of repair, reconstruction and restoration to the Premises by Landlord as provided in this Article XVIII, the Minimum Annual Rent provided to be paid under Article V hereof shall be abated proportionately with the degree to which Tenant's use of the Premises is impaired commencing from the date of destruction and continuing during the period of Landlord's repair, reconstruction or restoration of the Premises. Tenant shall continue the operation of its business on the Premises during any such period to the extent reasonably practicable from the standpoint of prudent business management, and the obligation of


FS\267\06412~Oo3I\2l5499o.5 a0S1Cfl195                  - 33 -

Tenant to pay Percentage Rent and Additional Rent shall remain in full force and effect. Tenant shall not be entitled to any compensation or damages from Landlord for loss of the use of the whole or any part of the Premises, the building of which the Premises are a part, or Tenant's personal property or any inconvenience or annoyance occasioned by such damage, repair, reconstruction or restoration.

          18.6 Waiver. Tenant hereby waives any statutory rights of termination which may arise by reason of any partial or total destruction of the Premises which Landlord is obligated to restore or may restore under any of the provisions of this Lease.


                                   ARTICLE XIX

                                  COMMON AREAS

          19.1 Definition of Common Areas. The term "Common Areas" refers to all areas within the exterior boundaries of the Shopping Center and the Project from time to time made available for the general use, convenience and benefit of Landlord and other persons entitled to occupy Floor Area in the Shopping Center, including without limitation, automobile parking areas, including any parking structures, driveways, open or enclosed malls, sidewalks, walkways, landscaped and planted areas.

          19.2 Tenant's License for Use. Tenant, its employees and invitees are, except as otherwise provided in this Lease, licensed to use the Common Areas in common with other persons during the Lease Term. Landlord agrees to maintain and operate, or cause to be maintained and operated (except as hereinafter provided with reference to cost of maintenance) , the Common Areas for the benefit and use of the customers and patrons of Tenant, and of other tenants, owners and occupants of the land constituting the Project and others authorized by Landlord. All Common Areas and facilities which Tenant may be permitted to use and occupy are to be used and occupied under a revocable license and if such license is revoked or the location, arrangement or amount of such Common Areas and/or facilities are diminished, increased, or modified, Landlord shall not be subject to any liability by reason thereof nor shall Tenant be entitled to any compensation, diminution or abatement of rent, or injunctive relief nor shall such circumstances constitute any actual or constructive eviction.

          19.3 Common Area Expenses. Landlord shall keep or cause to be kept the Common Areas in neat, clean and orderly condition, properly lighted and landscaped, and shall make any replacements necessary and repair any damage thereto, but all Common Area Expenses (as defined herein below) shall be charged and prorated in the manner hereinafter set forth. It is agreed that the term "Common Area Expenses" as used herein shall mean all sums expended for the repair, maintenance and replacement of any equipment, facilities and structures of the Common Areas, including without limitation, all general maintenance and repairs, replacement, repaving, resurfacing, painting, restriping, cleaning, sweeping, trash removal and/or compaction and janitorial services; maintenance, repair and replacement of public toilets, music program equipment and loud speakers, floors, walls, ceilings, roofs, skylights, windows, sidewalks, curbs, Shopping Center signs, sprinkler systems, planting and landscaping; shuttle transportation services provided pursuant to Section 19.11 below; lighting and other utilities, directional signs and other markers and bumpers; maintenance, repair and replacement of any fire protection systems, lighting systems, storm drainage systems and other utility systems; personnel to implement any such services including, if Landlord deems necessary, the cost of security guards; all on-site costs and personnel expenses in managing the Shopping Center; real and personal property taxes and assessments (including all items


FS\267\064I2~oo3l\2I5499o.s a08107195                    -34-
included within the definition of Taxes above) on the improvements and land comprising the Common Areas and personal property thereon or used in connection therewith; any governmental imposition or surcharge imposed upon Landlord or assessed against any portion of the Common Areas; all costs and expense pertaining to any security alarm system; amortization on maintenance and operating machinery and equipment (if owned) and rental paid for such machinery and equipment (if rented); public liability and property damage insurance on the Common Areas and fire and extended coverage and/or "All Risks" insurance, with such endorsements and/or additional coverages as Landlord may deem appropriate; and repair, maintenance and replacement of covering parking structures and rental payments for said parking structures. The term "replacement" or "replacements" as used in this Section 19.3 is subject to the limitations on Common Area Expenses, as applicable, described in Section 19.3(f) below. In addition, the Common Area Expenses shall include a sum payable to Landlord for the accounting, bookkeeping and collection of the Common Area Expenses in an amount equal to fifteen percent (15%) of the total of the aforementioned expenses (excluding taxes and insurance) for each calendar year. Landlord may cause any or all of said services to be provided by an independent contractor or contractors. Anything to the contrary notwithstanding contained herein (a) all expenses in connection with the original construction and installation of the Common Areas shall be at the sole cost and expense of the owners of the Project and shall not in any event be charged to Tenant, and (b) Landlord shall not be responsible for any failure to operate and/or maintain the Common Areas within those portions of the Project not owned by Landlord, to the extent the same are to be operated and/or maintained by any owner or lessee with respect thereto. Notwithstanding anything contained to the contrary in this Lease, all costs associated with the acquisition and development of any subsequent adjacent or non-contiguous Common Area shall be at the sole cost and expense of Landlord, nor shall Common Area Expenses billed to Tenant include any of the following items, notwithstanding anything contained to the contrary in this Lease:

     (a)Removal, encapsulation or other treatment of any hazardous or toxic substances including, but not limited to, asbestos and chlorofluorocarbons;

     (b)Imputed rents and costs incurred to satisfy the requirements of any other tenant;

     (c)Landlord's mortgage interest or ground rentals (except ground rentals for offsite parking which may be included in Common Area Expenses)

     (d)Advertising and other costs associated with any Merchant's Association or Promotional Fund paid by Landlord;

     (e)The purchase price or cost of initial capital improvements and interest thereon associated with surplus lands or surplus parking which Landlord retains as future expansion areas;

     (f)If the costs incurred by Landlord in replacing capital improvements exceed Two Hundred Thousand Dollars ($200,000.00) in any calendar year, such costs shall be amortized over the useful life of such improvements using the rate of interest paid by Landlord on any commercially reasonable loan used to fund such replacement, or if a loan is not obtained, the prime rate then quoted by a national banking association selected by Landlord, plus two percent (2%), and in no event shall such capital improvements include the initial costs incurred in connection with the enclosure of the mall or the initial costs of any new improvements such as additional buildings or parking structures for the Project;


FS\267\O64l2~003 l\2154990.j a08107195                   -35-

     (g)Leasing costs of any type, be it procuring tenants or releasing as well as retaining existing tenants;

     (h)Overhead and profit paid to subsidiaries or affiliates of the Landlord for management services or materials to the extent that the costs of those items would not have been paid had the services and materials been provided by unaffiliated parties on a competitive basis;

     (i)Management fees and salaries paid to personnel above the position of Shopping Center Property Manager (e.g., salaries paid to Landlord's executive and corporate officers);

     (j)Costs attributable to enforcing leases against tenants in the Shopping Center, such as attorney's fees, court costs, adverse judgments and similar expenses;

     (k)Depreciation  and amortization of debt,  except as provided in subclause
(if) above; and

     (1)Repairs and other work occasioned by fire, or other casualty that the Landlord is reimbursed by insurance that was required to be carried under the Lease.

          19.4 Payment of Common Area Expenses. The contributions, if any, of any tenant occupying more than thirteen thousand (13,000) square feet ('Major Store") toward the Common Area Expenses shall be credited toward payment of the entirety of the Common Area Expenses and the balance of the Common Area Expenses shall be prorated in the following manner:

                               (a)From and after the Commencement Date and during the Lease Term, Tenant shall pay to Landlord, as Additional Rent, on the first day of each calendar month, an amount estimated by Landlord to be Tenant's share of the Common Area Expenses. The foregoing estimated monthly charge may be adjusted by Landlord at the end of any calendar quarter on the basis of Landlord's experience and reasonably anticipated costs.

                               (b)Within ninety (90) days following the end of each calendar quarter or, at Landlord's option, each calendar year, Landlord shall furnish Tenant a statement covering the calendar quarter or year just expired showing the total of the Common Area Expenses for such calendar quarter or year and the payments made by Tenant with respect to such period as set forth in subparagraph (a) above. Actual payment by Landlord shall conclusively establish the total of such expenses. If Tenant's share of the Common Area Expenses exceeds Tenant's payments so made, Tenant shall pay Landlord the deficiency within ten
                      (10) days after receipt of such statement. If said payments exceed Tenant's share of the Common Area Expenses, Tenant shall be entitled to offset the excess against payments next thereafter to become due Landlord for Common Area Expenses as set forth in subparagraph (a) above. Tenant's share of the Common Area Expenses for the previous calendar quarter or year shall be that portion of all such Common Area Expenses which is equal to the proportion thereof which the number of square feet of Floor Area in the Premises bears to the greater of (i) the total number of square feet of Floor Area of buildings in the Project which are occupied and open for business as of the commencement of such calendar quarter or year, exclusive of the Floor Area occupied by the Major Stores; and (ii) eighty percent (80%) of the Floor Area of buildings in the Project exclusive of the Floor Area occupied by Major Stores. There shall be an appropriate adjustment of Tenant's share of the Common Area Expenses as of the Commencement Date and the expiration of the Lease Term. Notwithstanding the foregoing, should Landlord replace any


FS\267\064I2~003I\2I5499o.s a08107195                    -36-

          Major Store existing as of the Commencement Date with a tenant who contributes less in Common Area Expenses than its predecessor, or if an existing Major Store negotiates with Landlord to reduce its share of Common Area Expenses, Landlord agrees that Tenant's share of Common Area Expenses shall not be increased by reason of such reduced contribution to Common Area Expenses.

                      (c) No failure or delay by Landlord in providing Tenant with (i) an estimated monthly charge under (a) above; (ii) a statement of actual expenses for any period of time under (b) above; or (iii) request or demand for payment of the sums payable by Tenant under this Section; shall constitute a waiver by Landlord of the right of Landlord to collect the same from Tenant at any later time after providing any such estimate, statement and/or request or demand, or to estop Landlord from so doing.

          19.5 Reservations by Landlord. Landlord shall at all times have the right and privilege of determining the nature, extent, size, boundaries, location and configuration of the Common Areas, whether the same shall be surface, underground or multiple-deck, and of making such changes therein and thereto from time to time which in Landlord's opinion are appropriate to the development and operation of the Project and/or the Shopping Center, including the location and relocation of driveways, entrances, exits, automobile parking spaces, the direction and flow of traffic, installation of prohibited areas, landscaped areas, and all other facilities thereof. Landlord may also from time to time designate portions of the Common Areas as building area, and portions of the building area within the Project as Common Areas. Landlord reserves to itself the right, from time to time, to add additional property to the Shopping Center and/or the Project or delete property from the Shopping Center and/or the Project, as Landlord, in its sole, absolute and subjective discretion, deems necessary or advisable.

          19.6 No Liability. Nothing contained herein shall be deemed to create any liability upon Landlord for any damage to motor vehicles of customers or employees of Tenant or for loss of property from within such motor vehicles.

          19.7 Regulation of Common Areas. Landlord shall have the right to establish, and from time to time change, alter and amend, and to enforce against Tenant and the other users of the Common Areas reasonable rules and regulations (including the exclusion of employee's parking therefrom) as Landlord may deem necessary or advisable for the proper and efficient operation and maintenance of the Common Areas. The rules and regulations herein provided may include, without limitation, the hours during which the Common Areas, or portions thereof, shall be open for use, including any enclosed mall. Landlord may establish a system or systems of validation or other type of operation, including a system of charges against nonvalidated parking checks of users, and Tenant agrees to conform to and abide by all such rules and regulations in its use and the use of its customers and patrons with respect to the automobile parking area of the Common Areas; provided, however, that all such rules and regulations and such types of operation or validation of parking checks and other matters affecting the customers and patrons of~Tenant shall all apply equally and without discrimination to substantially all of the lessees of the Shopping Center. Such rules may include, but shall not be limited to, the following: (a) the access routes and hours. for delivery to the Premises by trucks and trailers, consistent with the provisions of Section 7.6 above, (b) the restriction of designated areas for drive through banking, savings, restaurant or other drive through facilities, promotional and/or seasonal sales activities and/or loading, trash and other storage areas, whether or not such storage areas are roofed and/or enclosed, and for sidewalk sales activities, and (c) the regulation of the removal, storage and disposal


FS\267\064I2~003 I  I 5499o~5 n08107195                  -37-
of tenants' refuge and other rubbish. Attached hereto as Exhibit "F" are certain rules and regulations relating to the Common Areas in effect as of the date of this Lease.

          19.8 Control of Common Areas. Landlord shall at all times during the Lease Term have the sole and exclusive control of the Common Areas, and may at any time and from time to time during the Lease Term exclude and restrain any person from use or occupancy thereof, excepting, however bona fide customers, patrons and service-suppliers of Tenant, and other tenants of the Landlord who make use of the Common Areas in accordance with the rules and regulations established by Landlord from time to time with respect thereto. Landlord shall have the right to lease space within the Common Area to tenants for the sale of merchandise and/or services and the right to permit advertising displays, educational displays and entertainment in the Common Area. The rights of Tenant hereunder in and to the Common Areas shall at all times be subject to the rights of Landlord, and the other tenants of Landlord and the other owners of the Common Areas and their tenants and the respective permittees of such parties to use the same in common with Tenant, and it shall be the duty of Tenant to keep all of the Common Areas free and clear of any obstructions created or permitted by Tenant or resulting from Tenant's operation and to permit the use of any of the Common Areas only for normal parking and ingress and egress by the said customers, patrons and service-suppliers to and from the Premises.

     19.9 Unauthorized Persons. Nothing herein shall affect the rights of Landlord at any time to remove any unauthorized persons from the Common Areas or to restrain the use of the Common Areas by unauthorized persons.

          19.10 Employee Parking. It is agreed that the employees of Tenant and the other tenants of Landlord within the Shopping Center shall not be permitted to park their automobiles in the automobile parking areas of the Common Areas designated for patrons of the Shopping Center. Landlord at all times shall have the right to designate the particular parking area to be used by any or all of such employees and any such designation may be changed from time to time. Tenant and its employees shall park their cars only in those portions of the Common Areas, if any, designated for that purpose by Landlord. Upon written request by Landlord, Tenant shall in writing furnish Landlord with its and its employees' license numbers. If Tenant or its employees fail to park their cars in designated parking areas, then Landlord may charge Tenant, without prior notice, Ten Dollars ($10.00) per day for each day or partial day per car parked in any areas other than those designated. Anything contained herein to the contrary notwithstanding, Landlord shall have the right during all holiday shopping seasons, including the period November 1 through December 31 of each year, to designate special employee parking for such holiday shopping season either within the Project or at any location within two (2) miles of the Project, provided Landlord shall provide reasonable shuttle transportation services if such parking area is not located within one (1) block of the Project. If Tenant or its employees fail to park their cars in such designated parking areas, then Landlord may charge Tenant Twenty-Five Dollars ($25.00) for each day or partial day per car parked in any other area or in adjacent properties designated by Landlord as non-employee parking areas, without first receiving notice from Landlord. All amounts due under the provisions of this Section shall be Additional Rent and be payable by Tenant within ten (10) days after demand therefor.

          19.11 Parking Surcharge. In the event that a parking surcharge or regulatory fee, however designated, is imposed upon or levied or assessed against the Project or on, or on account of, the parking spaces thereon, or any portion thereof, by any governmental agency or authority pursuant to the "Clean Air Act" or any plan implemented pursuant to such Act or any enactment amendatory or in


Fs\267\064I2~oo3I\2ls49qo~s aOS/07195                    -38-
substitution thereof, Tenant agrees that Landlord may, at Landlord's option, but Landlord shall not be obligated so to do, institute a system of pay parking and, in such event, the proceeds of such system will be used to pay any such surcharge or fee and the cost of implementing or administering such system. In the event of any overage in the collection of such parking fees collected by Landlord, the excess shall be credited on a pro rata basis against Tenant's Common Area Expenses. Except as provided in this Section 19.12 and Section 19.11 above, there shall be no charge for employee parking.

          19.12 Tenant's Audit. Within twelve (12) months following Tenant's receipt of Landlord's annual reconciliation of the Common Area Expenses for the previous calendar year, upon thirty (30) days' prior written notice, and not more than one (1) time each year, Tenant shall have the right, at Tenant's sole expense, to audit Landlord's books and records relating to Common Area Expenses for the previous calendar year during regular business hours in the offices of Landlord or at the Shopping Center as designated by Landlord. Tenant shall be entitled to inspect only those records necessary to verity charges imposed by Landlord on Tenant hereunder. If Tenant's audit of the previous calendar year reveals a discrepancy in Tenant's favor and a refund of Common Area Expenses is due on account thereof, Tenant shall be entitled to inspect Landlord's books and records for an additional two (2) prior years, but only with respect to those particular expenses for which Tenant was overcharged, and in no event shall Tenant's audit be extended beyond the three (3) previous calendar years. In the event Tenant's audit reveals a discrepancy in Tenant's favor of more than three percent (3%) (as verified by Landlord) and a refund of Common Area Expenses is due on account thereof, Landlord shall refund such overpaid expenses to Tenant, and Landlord shall also pay Tenant's reasonable audit costs in connection therewith.


                                   ARTICLE XX

                              INTENTIONALLY OMITTED


                                   ARTICLE XXI

                             BANKRUPTCY - INSOLVENCY

          21.1 Conditions to Lease Assumption. In the event of the filing or commencement of any proceeding by or against Tenant or any party in possession of the Premises, under the Federal Bankruptcy Code as amended, the duly appointed Trustee, Receiver or Tenant, as a debtor in possession, shall not have the right to assume this Lease or to assign this Lease or to pledge or hypothecate this Lease for security without the consent of Landlord, which shall not be unreasonably withheld provided all of the following conditions are first satisfied:

                               (a)Any defaults by Tenant under this Lease are cured or Landlord is provided "adequate assurance" that such defaults will be promptly cured;

                               (b)Landlord is compensated or "adequate assurance" is provided that Landlord will be promptly compensated for any actual pecuniary loss to Landlord resulting from any defaults by Tenant under this Lease; and

                               (c)Landlord is provided  "adequate  assurance" of
                      future performance of all of the covenants, agreements and obligations of Tenant under the terms of this Lease.


Fs\267\o64l2~oo3l\2I5499o.5 ao8~07~9s                    -39-

     21.2 Adequate Assurance. For the purposes of Section 21.1, "adequate assurance" of future performance of the terms and provisions of this Lease, shall include adequate assurance:

     (a)Of the source of rent and other consideration due under this Lease, and in the case of an assignment, that the financial condition and operating performance of the proposed assignee and its guarantors, if any, shall be similar to the financial condition and operating performance of the debtor-tenant and its guarantors, if any as of the time the debtor became the tenant under this Lease.

     (b)That any Percentage Rent due under this Lease will not decline substantially.

     (c)That assumption or assignment of this Lease is subject to all the provisions thereof, including (but not limited to) provisions such as a radius, location, use, or exclusivity provision, and is further subject to any such provision contained in any other lease, financing agreement, or master agreement relating to the Project.

     (d)That assumption or assignment of this Lease will not disrupt any tenant mix or balance in the Project.

     (e)Any other requirement hereafter imposed by law or which landlords or Courts are hereafter authorized or permitted by law to impose on such an assumption, assignment, pledge or hypothecation.

     21.3 Continuing Performance. In any case under any chapter of the Bankruptcy Code as amended, the Trustee, Receiver or Tenant, as debtor in possession, shall timely perform all the obligations of the debtor-tenant arising from and after any order for relief under this Lease, if unexpired, until this Lease is assumed or rejected. This subsection shall not affect the trustee or debtor-tenant's obligations under any other subsection of this
Article XXI, and acceptance of performance under this subsection by Landlord does not constitute a waiver or relinquishment of Landlord's rights under this Lease.

          21.4 Deemed Rejection. The failure by the Trustee (or Tenant, as debtor in possession) in any case under any chapter of the Bankruptcy Code to assume or reject this Lease within sixty (60) days after the order for relief or within such additional time as the Court, for cause, within such sixty (60) day period shall fix, shall be deemed a rejection, and the Trustee, Receiver, or Tenant, as the case may be, must immediately surrender the Premises to Landlord. Landlord agrees, however, that it will not oppose a properly filed motion by Tenant to extend the time to assume or reject this Lease for an additional sixty
(60) days so long as Tenant is then current with all its obligations under the Lease. Any rejection of this Lease pursuant to the foregoing or otherwise shall be deemed a non~curable default under this Lease. This Lease may not be assumed if the Lease Term has expired or the Lease has been terminated before commencement of any bankruptcy proceeding.

     21.5 Landlord's Services. Neither the Trustee, Receiver nor Tenant, as a debtor in possession acting in accordance with the provisions contained in this
Article XXI, shall under any circumstances, require Landlord to provide services or supplies incidental to this Lease before any assumption of this Lease, unless Landlord shall be compensated under the terms of this Lease for any services and supplies provided under this Lease before such assumption.

     21.6 Funds Held by Landlord. In the event of the filing or commencement of any proceeding by or against Tenant or any party in possession of the Premises under the Federal Bankruptcy Code, as


FS2\267\%4I2~oo3I\2l5499().5 aO8I&7195                   -40-
amended, Landlord shall have the right to withhold any funds held by Landlord which would otherwise be payable to Tenant under this Lease, whether relating to security deposits, construction allowances (if provided for herein) , refunds due based on adjustment in Minimum Rent, Additional Rent, Percentage Rent, or otherwise, until such time as final determination is made (affirmatively or by operation of law) regarding the assumption or rejection of this Lease in such proceedings. In the event of assumption of this Lease, such funds shall be continued to be held by Landlord until all conditions in Sections 21.1 and 21.2 are satisfied. In the event of rejection of this Lease (affirmatively or by operation of law), Landlord shall be entitled to offset any such sums held which would otherwise be payable to Tenant against damages otherwise recoverable by Landlord under this Lease, whether arising prior to or following the commencement of such proceedings.

          21.7 Application of United States Bankruptcy Code. Upon the filing of a petition by or against Landlord and Tenant under the United States Bankruptcy Code, as the same may from time to time be amended or supplemented (the 'Bankruptcy Code") , Landlord and Tenant shall have the rights and obligations provided in the Bankruptcy Code; provided, however, that it is the intent herein that the provisions of this Article XXI be enforced to the full extent permitted under the Bankruptcy Code.


                                  ARTICLE XXII

                      DEFAULTS BY TENANT: LANDLORD'S REMEDIES

     22.1 Tenant's Default. Landlord may treat the occurrence of any one or more of the following events as a breach and default of this Lease: (a) Tenant fails to make any payment of rent or other charges payable when due; (b) Tenant fails in the prompt and full performance of any other of its promises, covenants or agreements herein contained; Cc) Tenant vacates (except as permitted in Section 16.6) in or abandons the Premises; (d) any other event or circumstance described as a default by Tenant in this Lease; Ce) if, within any period of twelve (12) months, Tenant shall have been in default in the timely payment of Minimum Annual Rent or any item of Additional Rent payable hereunder on three (3) or more occasions and Landlord, by reason of such defaults, shall have delivered to Tenant three (3) or more notices of default within said twelve (12) month period; or (f) if, within any period of twelve (12) months, Tenant shall have failed in the performance of any covenants on the part of Tenant~contained in this Lease (other than those described in Sections 22.1(a) and 22.1(e)) on three
(3) or more occasions and Landlord, by reason of such defaults, shall have delivered to Tenant three (3) or more notices of default within said twelve (12) month period. A default under subsection Ce) or (f) of the foregoing sentence shall be deemed to be deliberate and shall conclusively constitute a material non-curable default, notwithstanding that such default shall have been cured within any permitted period following notice as above provided.

          22.2 Landlord's Remedies. In the event of any breach or default by Tenant under this Lease, in addition to any or all other rights or remedies of Landlord set forth in this Lease and/or by law provided, Landlord may, at its option, without further notice or demand of any kind to Tenant or any other person:

                      (a) Terminate this Lease as provided by law, recover possession of the Premises and recover damages under California Civil Code Section 1951.2 as provided in
                      Section 22.5 hereof. Landlord shall not be permitted to terminate this Lease without first giving Tenant three (3) days notice of Tenant's failure to pay rent or other charges, or fifteen (15) days notice of any non-monetary default on the part of Tenant under this Lease. Any such notice may be given as provided in


Fs2\267\()64I2~oo3l\2l5499o.5 ao8I07~95                  -41-

          Section 30.3 of this Lease and notice given in the manner  provided by
          Section 30.3 shall be in lieu of notice under California Code of Civil Procedure ss. 1161 and 1162; or

                               (b)Without terminating this Lease or declaring the term of this Lease ended, reenter the Premises and occupy the whole or any part thereof for and on account of Tenant and to collect any unpaid rentals and other charges, which have become payable, or which may thereafter become payable, and recover damages as provided in Section 22.2(a) above; or

                      (c) Even though Landlord may have reentered the Premises, Landlord may thereafter elect to terminate this Lease and
                      all of the rights of Tenant in or to the Premises;    or


                      (d) Continue this Lease in effect pursuant to California Civil Code Section 1951.4 without terminating Tenant's right to possession even though Tenant has breached this Lease and abandoned the Premises and enforce all of Landlord's rights and remedies under this Lease, at law or in equity, including the right to recover the rent as it becomes due under this Lease; provided, however, that Landlord may at any time thereafter elect to terminate this Lease for such previous breach by notifying Tenant in writing that Tenant's right to possession of the Premises has been terminated.

          In addition to the foregoing rights and remedies, Landlord shall have the right to impose a fine in the event of any violation of the rules and regulations promulgated under this Lease and/or in the event of any default described in Section 22.1(f) above. The amount of the fine for such default or violation shall be Five Hundred Dollars ($500.00) . Neither Landlord's imposition of such fine nor Landlord's acceptance of payment of such fine shall operate as or be construed as a waiver of any of Landlord's other rights and remedies set forth in this Section 22.2 by reason of any such default or violation or for any subsequent default or violation. Landlord shall further have the right at any time during the Lease Term to (a) make such employment and credit investigations as Landlord may, in its sole and absolute discretion, deem advisable from such sources as Landlord may determine so as to evaluate Tenant's credit standing and/or financial status; and (b) report to one or more credit reporting services or bureaus (i) any monetary default under this Lease not cured within the time periods provided herein; or (ii) any default under Section 22.1(e) above.

          22.3        ARBITRATION OF DISPUTES WAIVER OF RIGHT TO JURY TRIAL.

                      (a) EXCEPT FOR AN ACTION FOR UNLAWFUL DETAINER AND THE DISPUTES, CONTROVERSIES AND ISSUES TO BE DECIDED THEREIN, ALL DISPUTES AND CONTROVERSIES RELATING TO THE INTERPRETATION, CONSTRUCTION, PERFORMANCE OR BREACH OF THIS LEASE SHALL BE SETTLED BY ARBITRATION. THE ARBITRATION SHALL BE GOVERNED BY CALIFORNIA LAW, SHALL HE SUBMITTED TO ARBITRATION IN ORANGE COUNTY, CALIFORNIA AND JUDGMENT UPON THE AWARD RENDERED BY THE ARBITRATORS MAY BE ENTERED IN ANY COURT HAVING JURISDICTION THEREOF. THE PARTY SEEKING ARBITRATION ("ELECTING PARTY") SHALL SET FORTH THE PARTICULARS OF ITS CLAIM AND THE IDENTITY OF ITS QUALIFIED ARBITRATOR (AS HEREINAFTER DEFINED) IN A NOTICE TO BE GIVEN IN WRITING TO THE OTHER PARTY (THE "NON-ELECTING PARTY") BY REGISTERED OR CERTIFIED MAIL. AS USED HEREIN, THE TERM "QUALIFIED ARBITRATOR" SHALL MEAN A PERSON WHO IS AN ATTORNEY LICENSED TO PRACTICE LAW IN THE STATE OF CALIFORNIA AND WHO HAS NOT LESS THAN FIVE (5) YEARS EXPERIENCE IN COMMERCIAL LEASING EITHER AS AN ATTORNEY OR REAL ESTATE BROKER. WITHIN SEVEN (7) DAYS AFTER RECEIPT OF THAT NOTICE, THE NON-ELECTING PARTY SHALL DESIGNATE ITS OWN QUALIFIED ARBITRATOR IN A WRITTEN NOTICE TO THE ELECTING PARTY. THE TWO


FS2\267\%4I2~003 I  54990.5 n08107195                    -42-

         ARBITRATORS SO SELECTED SHALL THEN MUTUALLY AGREE ON A THIRD QUALIFIED ARBITRATOR (HEREINAFTER DESIGNATED THE "NEUTRAL ARBITRATOR"), WHO SHALL ALONE ARBITRATE THE MATTER. THE NEUTRAL ARBITRATOR SHALL BE A QUALIFIED ARBITRATOR. THE FAILURE OF EITHER PARTY TO EITHER (i) APPOINT A QUALIFIED ARBITRATOR WITHIN THE SPECIFIED TIME PERIOD, OR (ii) TO APPOINT AN ARBITRATOR WHO IS A QUALIFIED ARBITRATOR, SHALL BE CONCLUSIVELY DEEMED EQUIVALENT TO APPOINTING THE QUALIFIED ARBITRATOR APPOINTED BY THE OTHER PARTY AS THE SOLE ARBITRATOR FOR THE DISPUTE, WHO ALONE SHALL ARBITRATE THE MATTER. IN THE EVENT THE PARTIES APPOINT, OR ARE DEEMED TO APPOINT A SOLE ARBITRATOR, THERE SHALL BE NO APPOINTMENT OF A NEUTRAL ARBITRATOR AND THE SOLE ARBITRATOR SHALL ALONE THEN SET THE MATTER FOR HEARING AND, AFTER HEARING, RENDER THE DECISION. SHOULD THE TWO (2) QUALIFIED ARBITRATORS FAIL TO APPOINT THE NEUTRAL ARBITRATOR WITHIN SEVEN (7) DAYS AFTER DESIGNATION OF THE SECOND QUALIFIED ARBITRATOR, THE NEUTRAL ARBITRATOR SHALL BE DESIGNATED PURSUANT TO CALIFORNIA CODE OF CIVIL PROCEDURE SECTION 1281.6, AS THAT SECTION MAY BE AMENDED OR REDESIGNATED FROM TIME TO TIME, PROVIDED, HOWEVER, THAT THE NEUTRAL ARBITRATOR SO APPOINTED MUST BE A QUALIFIED ARBITRATOR. ARBITRATION SHALL BE SET FOR HEARING WITHIN SIXTY (60) DAYS OF THE APPOINTMENT OF THE NEUTRAL OR SOLE ARBITRATOR (COLLECTIVELY HEREAFTER "ARBITRATOR") . THE HEARING DATE SHALL BE SET BY WRITTEN NOTICE FROM THE ARBITRATOR. THERE SHALL BE NO CONTINUANCES OF THE ARBITRATION HEARING EXCEPT BY AGREEMENT~ OF THE PARTIES. THE NEUTRAL OR SOLE ARBITRATOR, AS APPLICABLE, SHALL REQUIRE A FEE DEPOSIT BASED ON FIVE (5) HOURS OF TIME AT THE ARBITRATOR'S USUAL HOURLY RATE. THE PARTIES SHALL EACH PAY ONE-HALF (1/2) OP THE FEE DEPOSIT WITHIN SEVEN
         (7) DAYS OF DEMAND~ THEREFOR. IF A PARTY FAILS TO PAY THE FEE DEPOSIT WITHIN THE PRESCRIBED TIME, THE MATTER SHALL PROCEED AS A DEFAULT AS TO THAT PARTY, AND THE DEFAULTING PARTY SHALL HAVE NO RIGHT TO PRESENT EVIDENCE AT THE ARBITRATION HEARING. THE NEUTRAL OR SOLE ARBITRATOR, AS APPLICABLE, SHALL USE HIS OR HER BEST EFFORTS TO RENDER A DECISION WITHIN TEN (10) DAYS OF THE ARBITRATION HEARING. THE NEUTRAL OR SOLE ARBITRATOR, AS APPLICABLE, ACTING ALONE MAY MAKE AN APPROPRIATE AWARD OR DECISION PERMITTED UNDER THIS SECTION. SUCH AWARD OR DECISION SHALL BE FINAL AND BINDING ON THE PARTIES TO THE PROCEEDING, WHETHER PARTICIPATING OR NOT. PARTICIPANTS SHALL HAVE THE FULL RIGHT OF DISCOVERY PURSUANT TO THE CALIFORNIA CODE OF CIVIL PROCEDURE; PROVIDED, HOWEVER, THAT SUCH DISCOVERY RIGHTS SHALL NOT OTHERWISE EXTEND THE HEARING DATE SET BY THE NEUTRAL OR SOLE ARBITRATOR. THE PROVISIONS OF THE CALIFORNIA CIVIL CODE AND THE CALIFORNIA EVIDENCE CODE BEARING ON THE INTERPRETATION OF CONTRACTS AND THE ADMISSIBILITY OF EVIDENCE SHALL APPLY AND BE ENFORCED AT THE ARBITRATION HEARING. THE PREVAILING PARTY IN ANY ARBITRATION PROCEEDING SHALL BE ENTITLED TO RECOVER ACTUAL ATTORNEYS' FEES AND COSTS WHICH SHALL BE DETERMINED BY THE NEUTRAL OR SOLE ARBITRATOR AS PART OF ITS DECISION IN THE ARBITRATION.

                      NOTICE: BY INITIALING IN THE SPACE BELOW YOU ARE AGREEING TO HAVE ANY DISPUTE ARISING OUT OF THE MATTERS INCLUDED IN THIS "ARBITRATION OF DISPUTES" PROVISION DECIDED BY NEUTRAL ARBITRATION AS PROVIDED BY CALIFORNIA LAW AND YOU ARE GIVING UP ANY RIGHTS YOU MIGHT POSSESS TO HAVE THE DISPUTE LITIGATED IN A COURT OR JURY TRIAL. BY INITIALING IN THE SPACE BELOW YOU ARE GIVING UP YOUR JUDICIAL RIGHTS TO DISCOVERY AND APPEAL, UNLESS SUCH RIGHTS ARE SPECIFICALLY INCLUDED IN THIS '~ARBITRATION OF DISPUTES" PROVISION. IF YOU REFUSE TO SUBMIT TO ARBITRATION AFTER AGREEING TO THIS PROVISION, YOU MAY BE COMPELLED TO ARBITRATE UNDER THE AUTHORITY OF THE CALIFORNIA CODE OF CIVIL PROCEDURE. YOUR AGREEMENT TO THIS ARBITRATION PROVISION IS VOLUNTARY. WE HAVE READ AND UNDERSTAND THE FOREGOING AND AGREE TO SUBMIT DISPUTES


FS2\267\%4l2~oo3 I \2 154990.5 aOSfO7Igs                 -43-

     ARISING OUT OF THE MATTERS INCLUDED IN THIS "ARBITRATION OF DISPUTES PSION TO NEUTRAL ARBITRATION.

'TENANT'S INITIALS            LANDLORD'S INITIALS


                      (b) EXCEPT AS SUBMITTED TO ARBITRATION PURSUANT TO SECTION 22.3(a) ABOVE, ANY ACTION OR PROCEEDING UNDER THIS LEASE, INCLUDING WITHOUT LIMITATION, AN UNLAWFUL DETAINER PROCEEDING TO ENFORCE ANY DEFAULT UNDER THE LEASE OR TO RECOVER POSSESSION OF THE PREMISES AFTER THE EXPIRATION OF THE LEASE TERM, SHALL BE TRIED BEFORE A JUDGE AND BOTH LANDLORD AND TENANT IRREVOCABLY WAIVE THE RIGHT TO HAVE THE PROCEEDING DECIDED BY JURY ON ALL ISSUES WHICH MAY BE DECIDED IN SUCH PROCEEDING, INCLUDING BUT NOT LIMITED TO RIGHT TO POSSESSION, DAMAGE FOR UNLAWFUL DETENTION OF THE PREMISES, PAST DUE RENTS AND OTHER CHARGES, TREBLE DAMAGES, ATTORNEYS' FEES, INTEREST AND COSTS OF SUIT.

          22.4 Reentry by Landlord. Should Landlord have reentered the Premises under the provisions of Section 22.2(b) above, Landlord shall not be deemed to have terminated this Lease, or the liability of Tenant to pay any rent or other charges thereafter accruing, or to have terminated Tenant's liability for damages under any of the provisions hereof, by any such reentry or by any action in unlawful detainer or otherwise to obtain possession of the Premises, unless Landlord shall have notified Tenant in writing that it has so elected to terminate this Lease, and Tenant further covenants that the service by Landlord of any notice pursuant to the unlawful detainer statutes of the State where the Shopping Center is situated and the surrender of possession pursuant to such notice shall not (unless Landlord elects to the contrary at the time of or at any time subsequent to the serving of such notices and such election is evidenced by a written notice to Tenant) be deemed to be a termination of this Lease. In the event of any entry or taking possession of the Premises as aforesaid, Landlord shall have the right, but not the obligation, to remove therefrom all or any part of the personal property located therein and may place the same in storage at a public warehouse at the expense and risk of Tenant.

     22.5 Termination of Lease: Damages. Should Landlord elect to terminate this Lease pursuant to the provisions of Section 22.2(a) or Section 22.2(c) above, Landlord may recover from Tenant as damages the following:

     (a)The worth at the time of award of any unpaid rental which had been earned at the time of such termination; plus

     (b)The worth at the time of award of the amount by which the unpaid rental which would have been earned after termination until the time of award exceeds the amount of such rental loss Tenant proves could have been reasonably avoided; plus

     (c) The worth at the time of award of the amount by which the unpaid rental for the balance of the Lease Term after the time of award exceeds the amount of such rental loss that Tenant proves could be reasonably avoided; plus

     (d) Any other amount reasonably necessary to compensate Landlord for all the detriment proximately caused by Tenant's failure to perform its obligations under this Lease or which in the ordinary course of things would be likely to result therefrom, including, but not limited to any costs or expenses incurred by Landlord in (i) retaking possession of the Premises,. including reasonable attorney's


FS2\267\064l2~003 l\2 154990.5 sOS (07195                - 44.

          fees therefor; (ii) maintaining or preserving the Premises after such default; (iii) preparing the Premises for reletting to a new tenant, including repairs or alterations to the Premises for such reletting and/or by reason of damage caused by or under Tenant; (iv) leasing commissions; and (v) reimbursement of any payments made by Landlord for Tenant's Improvements; plus

                               (e)At Landlord's election,  such other amounts in
                      addition to or in lieu of the foregoing as may be otherwise provided in this Lease and/or permitted from time to time by the laws of the State where the Shopping Center is situated.

As used in subparagraphs (a) and (b) above, THE "worth at the time of award" is computed by allowing interest at the lesser of two percent (2%) per annum in excess of the rate announced as the prime or reference rate by any national bank reasonably selected by Landlord (THE "Applicable Interest Rate") or the maximum rate per annum allowed by law. As used in subparagraph (c) above, THE "worth at the time of award" is computed by discounting such amount at the discount rate of the Federal Reserve Bank situated nearest to the location of the Shopping Center at the time of award plus one percent (1%) per annum, but not greater than eight percent (8%) per annum.

          22.6 Determination of Rent. For all purposes of this Article XXII, THE term "rental" or "rent" shall be deemed to be the Minimum Annual Rent, Percentage Rent, Additional Rent and any and all other charges to be paid by Tenant pursuant to the terms of this Lease. All such sums, other than the Minimum Annual Rent, shall be computed on the basis of the average monthly amount thereof accruing during any preceding twelve (12) month period selected by Landlord occurring within the preceding five (5) year period, except that if it becomes necessary to compute such rental before such a twelve (12) month period has occurred then such rental shall be computed on the basis of the average monthly amount hereof accruing during such shorter period.

          22.7 Cumulative Remedies: No Waiver. THE remedies given to Landlord in this Article XXII are in addition and supplemental to all other rights or remedies which Landlord may have under laws then in force or under other provisions of this Lease. THE waiver by Landlord of any breach of any term, covenant or condition herein contained shall not be deemed to be a waiver of such term, covenant or condition or of any subsequent breach of the same or any other term, covenant or condition herein contained. THE subsequent acceptance of rental hereunder by Landlord shall not be deemed to be a waiver of any preceding breach by Tenant of any term, covenant or condition of this Lease, other than the failure of Tenant to pay the particular rental so accepted, regardless of Landlord's knowledge of such preceding breach at the time of acceptance of such rental. No covenant, term, or condition of this Lease shall be deemed to have been waived by Landlord unless such waiver be in writing signed by Landlord.

          22.8 Landlord's Right to Cure. Should Tenant fail to pay and discharge any claim for damages arising out of the repair, alteration, maintenance and use of the Premises, or should Tenant fail to provide or evidence the provision of any insurance policy as required by this Lease, or should Tenant fail to fully pay or perform any sum to be paid or any covenant or agreement to be performed by Tenant, as provided for in this Lease, after ten (10) days' written notice from Landlord, then Landlord may, at its option and without waiving or releasing Tenant from any of Tenant's obligations hereunder, pay any such claim or charge, or settle or discharge any action therefor or satisfy any judgment thereon, or obtain any such insurance, or pay any such sum or perform any such covenant or agreement. All costs, expenses and other sums incurred or paid by Landlord in~connection therewith (including without


Fs2\267\o64 l2~Oo3I \2 I 54990.5 a08107195               -45-
limitation, attorneys' fees and costs) , together with interest at the lesser of the Applicable Interest Rate or the maximum rate of interest per annum then permitted by law on such costs, expenses, and sums from the date incurred or paid by Landlord, shall be deemed to be Additional Rent hereunder and shall be paid by Tenant, upon demand, and any default therein shall constitute a breach of the covenants and conditions of this Lease.


                                  ARTICLE XXIII

                              DEFAULTS BY LANDLORD

          23.1 Landlord's Default. Tn the event Landlord shall neglect or fail to perform or observe any provisions or conditions contained in this Lease on Landlord's part to be performed or observed within thirty (30) days after written notice from Tenant to Landlord specifying the nature of the default (or, when more than thirty (30) days may be required to cure such default, if Landlord shall fail to proceed diligently to cure such default after such written notice), Landlord shall be liable to Tenant for any and all damages sustained by Tenant as a result of Landlord's breach. Such notice is a necessary condition precedent to any suit whatsoever against Landlord under this Lease. Tenant shall have no right to terminate this Lease as a result of Landlord's default and Tenant's remedy shall be limited to damages and/or an injunction. Tenant expressly understands and agrees that any money judgment resulting from any default by Landlord or other claim against Landlord arising under this Lease shall be satisfied only out of the rents, issues, profits and other income actually received by Landlord from the operation of the Shopping Center, net of all operating expenses, liability reserves and debt service associated with said operation ("income"), and no other real, personal or mixed property of Landlord, wherever situated, shall be subject to levy on any such judgment obtained against Landlord. In the event such income is insufficient for the payment of any such judgment(s), Tenant will not institute any further action, suit, claim or demand, in law or in equity, against Landlord for or on the account of such deficiency. Tenant hereby waives, to the extent waivable under law, any right to satisfy any such money judgment against Landlord except from income received by Landlord from the operation of the Shopping Center. For purposes of this Section
23.1 only the term "Landlord" shall mean any and all partners, both general and/or limited, if any, which comprise Landlord.

          23.2 Tenant's Notice of Landlord's Default. If the Premises or any part thereof are at any time subject to a ground lease, master lease, mortgage and/or deed of trust, and this Lease or the rentals due from Tenant hereunder are assigned to such ground lessor, master lessor, mortgagee, trustee and/or beneficiary (called "Assignee" for purposes of this Article XXIII only) and Tenant is given written notice thereof, including the post office address of such Assignee(s), then Tenant shall give written notice to such Assignee(s), specifying the default in reasonable detail, and affording such Assignee(s) a reasonable opportunity to make performance for and on behalf of Landlord. If and when any Assignee has made performance on behalf of Landlord, such default shall be deemed cured.


                                  ARTICLE XXIV

                                 EMINENT DOMAIN

     24.1 Total Taking. In the event the entire Premises shall be appropriated or taken under the power of eminent domain by any public or quasi-public authority, this Lease shall terminate and expire as of the date of such taking, and Landlord and Tenant shall


PS2\267\064l2~omI\2I5499o~s a08107195                    -46-
each be released from any liability accruing under this Lease following such termination.

          24.2 Substantial Taking. In the event more than twenty percent (20%) of the square footage of Floor Area of the Premises is taken under the power of eminent domain by any public or quasi-public authority, or if by reason of any appropriation or taking, regardless of the amount so taken, THE remainder of the Premises is not one undivided building space, either Landlord or Tenant shall have the right to terminate this Lease as of the date Tenant is required to vacate a portion of the Premises, upon giving notice in writing of such election within thirty (30) days after receipt by Tenant from Landlord of written notice that the Premises have been so appropriated or taken. Landlord agrees after learning of any appropriation or taking to promptly give to Tenant written notice thereof. Furthermore, should less than twenty percent (20%) of the square footage of Floor Area of the Premises be taken, but such portion taken constitutes a material portion of the Premises and Tenant, in the exercise of its reasonable and prudent business judgment, determines that it can no longer operate its business in the Premises by reason of such taking, then Tenant shall have the right to terminate this Lease upon giving notice of such election within thirty (30) days after receipt by Tenant from Landlord of written notice that the Premises has been so appropriated or taken.

          24.3 Restoration. If (i) neither Landlord nor Tenant elect to terminate this Lease when entitled to under this Article XXIV; or (ii) neither Landlord nor Tenant have the right to so terminate this Lease under this Article XXIV, then in either such event Landlord agrees, at Landlord's cost and expense and as soon as reasonably possible, to the extent of any severance damages attributable to damages to the Premises available to Landlord, to restore the Premises remaining to a complete unit of like quality and character as existed prior to such appropriation or taking; and thereafter the Minimum Annual Rent provided for in Article V hereof shall be reduced in proportion to the reduction in the Floor Area of the Premises resulting from such taking and following Landlord's restoration and repair and items of Additional Rent which are calculated on THE basis of Floor Area shall be thereafter calculated on the basis of such remaining Floor Area.

          24.4 Right to Award. Landlord shall be entitled to the entire award or compensation in any such eminent domain proceedings. Tenant's rights to receive compensation or damages for its merchandise and personal property, relocation costs and goodwill (provided such recovery of goodwill by Tenant shall not reduce any award otherwise payable to Landlord) shall not be affected in any manner hereby. In the event of termination of this Lease pursuant to this
Article XXIV, THE rental and other charges for the last month of Tenant's occupancy shall be prorated to and from the date of termination and Landlord agrees to refund to Tenant any rent or other charges paid in advance.

          24.5 Termination of Major Department Store Leases. If more than twenty percent (20%) of the Floor Area of the buildings constructed within the Shopping Center are taken under the power of eminent domain, whether or not the Premises are acquired in whole or in part, or if, as a result of any appropriation under the power of eminent domain, THE leases of any two or more of the Major
Department Stores in the Shopping Center are terminated, Landlord may, by written notice to Tenant, terminate this Lease, such termination to be effective thirty (30) days following Tenant's receipt of such notice.

     24.6 Voluntary Sale. Waiver. For the purposes of this Article XXIV, a voluntary sale or conveyance in lieu of condemnation shall be deemed an appropriation or taking under the power of eminent domain. Tenant hereby waives any statutory rights


FS2\267\%422~o()3l\2k5499o.5 a08107/95                   -47-
of termination which may arise by reason of any partial taking of the Premises under the power of eminent domain.


                                   ARTICLE XXV

                                 ATTORNEYS' FEES

          In the event that either Landlord or Tenant institutes any action, proceeding or arbitration against the other relating to the provisions of this Lease, or any default hereunder, THE unsuccessful party in such action, proceeding or arbitration shall reimburse the successful party for reasonable attorneys' fees, costs and fees of expert witnesses, and all other costs and expenses incurred therein by the successful party, including fees and costs incurred in any appellate proceeding. Such attorneys' fees and costs shall be due and payable within ten (10) days after written demand therefor.


                                  ARTICLE XXVI

                      SALE OR MORTGAGE OF PREMISES BY LANDLORD

          Landlord may, without Tenant's consent, contract to and/or perform any sale, purchase, exchange, transfer, assignment, lease, conveyance, encumbrance, pledge, mortgage or hypothecation of all or any portion of the interest of Landlord in this Lease, THE Premises, THE real property underlying the Premises, THE Shopping Center, THE Project, or the improvements associated therewith. In the event of any sale, exchange or conveyance of the Premises by Landlord and assignment by Landlord of this Lease, Landlord shall be entirely freed and relieved of all liability under any and all of its covenants and obligations contained in or derived from this Lease arising out of any act, occurrence or omission relating to the Premises or this Lease occurring after the consummation of such sale or exchange and assignment and the party acquiring Landlord's interest in and to the Premises shall be deemed without any further agreement between the parties or their successors in interest or between the parties and any such party so acquiring Landlord's interest in and to the Premises, to have assumed and agreed to carry out any and all of the covenants and obligations of Landlord under this Lease to be performed from and after the date of such sale or exchange and assignment.


                                  ARTICLE XXVII

                      ESTOPPEL - SUBORDINATION - ATTORNMENT

          27.1 Estoppel. Within twenty (20) days after written request from Landlord, or from any mortgagee, deed of trust trustee or beneficiary or lessor of Landlord, Tenant agrees to execute and deliver a current financial statement and/or estoppel certificate (in recordable form if requested by Landlord) addressed to any proposed mortgagee, purchaser, exchangee or assignee and/or to Landlord certifying the information requested, including among other things, THE amount of the monthly Minimum Annual Rent then payable, THE dates of commencement and termination of this Lease, THE amount of any Security Deposit:, THE date to which rents have been paid and that this Lease is in full force and effect (if such be the case), that this Lease has not been modified or amended (or if modified or amended specifying such modifications and/or amendments), and that there are no differences, offsets or defaults of Landlord, or noting such differences, offsets or defaults as actually exist. Tenant shall be liable for any loss or liability resulting from any incorrect information certified and Landlord and such mortgagee, purchaser, exchangee and/or assignee shall have the right to rely on such estoppel certificate and financial statement.


FS2\267\O64I2~003I\2l54g9o.s aO8~07I95                   -48-

Tenant shall in the same manner acknowledge and execute any assignment of rights to receive rents as required by any mortgagee of Landlord.

          27.2 Subordination. Tenant acknowledges that any mortgagee or deed of trust trustee or beneficiary has THE right to subordinate at any time its interest in this Lease and the leasehold estate to that of Tenant, without Tenant's consent. Within twenty (20) days following the written request of Landlord or of any first mortgagee or first deed of trust beneficiary or lessor of Landlord's, Tenant will, in writing, subordinate its rights hereunder to the lien of any first mortgage or first deed of trust now or hereafter in force against the land and building of which the Premises are a part and to all advances made or thereafter to be made upon the security thereof and/or to the interest of any ground lessor of the land upon which the Premises are situated and/or confirm the subordination of such interests to this Lease. As a condition to such subordination, THE mortgagee and trustee under deeds of trust or mortgages and the ground lessor under any ground lease (herein collectively referred to as "Lender") shall execute and deliver to Tenant a Recognition and Non-Disturbance Agreement which shall provide that so long as Tenant is not in default beyond any applicable cure periods, Tenant's opossession of the Premises and its rights and privileges under the Lease shall not be disturbed by Lender for any reason other than one which would entitle the Landlord to terminate the Lease under its terms. So long as Tenant is not in default beyond any applicable cure period, Lender shall not join Tenant as a party for the purpose of terminating or otherwise disturbing Tenant's interest under the Lease, in any action of foreclosure or other proceeding brought by Lender to enforce any rights arising because of any default under a deed of trust, mortgage or ground lease. Lender may, however, join~Tenant as a party if joinder is necessary under any statute or law to secure the remedies available to Lender under its deed of trust, mortgage or ground lease, but joinder shall be for that purpose only and not for the purpose of terminating the Lease or disturbing Tenant's right of possession of the Premises. In the event any proceedings are brought for foreclosure, or in the event of the exercise of the power of sale under any mortgage or deed of trust made by Landlord covering the Premises, or should the lease in which Landlord is the lessee be terminated, Tenant shall attorn to the purchaser or lessor under said lease upon any such foreclosure, sale or lease termination and recognize such purchaser or lessor as the landlord under this Lease, whether or not this Lease is subordinate to the interest of such mortgage, deed of trust or lease, provided that the purchaser or lessor shall acquire and accept the Premises subject to this Lease; provided, however, that such lessor's sole obligation to Tenant in the event of such termination of the lease in which Landlord is the lessee shall be to recognize Tenant's right to possession, and lessor shall have no affirmative obligation to perform any of the obligations of Landlord under this Lease. Without limiting the generality of the foregoing or the automatic effectiveness of such attornment, upon the request of Landlord, Tenant agrees to execute a written agreement memorializing its obligations to so attorn. Tenant shall, at the option of such purchaser or lessor, execute a new lease with such purchaser or lessor as landlord, providing for the same terms and conditions as set forth in this Lease, for the remaining term of this Lease.


                                 ARTICLE XXVIII

                              INTENTIONALLY OMITTED


FS2\267\064I2~oo3 I  I 54990.5 a08107195                 -49-

                                  ARTICLE XXIX

                   MODIFICATION OF PROJECT/SUBSTITUTE PREMISES

          29.1 Reservation of Right to Modify Project. In addition to the rights reserved to Landlord in Section 19.5 above, Landlord hereby reserves the right (but not the obligation) to renovate, modernize, rehabilitate, expand, reduce, reconfigure, enclose and/or otherwise alter or. improve all or any portion of the Project (collectively Modification"), in such manner and at such time or times, throughout the Lease Term, as Landlord may, in its sole and absolute discretion, deem to be in the best interests of the Project. Such Modifications may include, without limitation, THE right to construct new buildings in the Project for additional retail, office, hotel, parking and/or other uses; remove, demolish, renovate, repair, add additional floors and/or ground square footage to, modernize or otherwise alter the building in which the Premises are situated as well as other buildings, facilities, structures, malls, walkways, landscaping, Common Areas or other areas within the Project; use the Common Areas or building areas in the Shopping Center as staging areas for construction within the Shopping Center; change and/or close off customer entrances; require removal of exterior signage; install temporary and/or permanent columns within tenants' premises for structural support, utilities, ventilation and/or ducting; add utility vaults, elevators, stairways, trash chutes, master and submeters in the Common Areas and/or tenants' premises and require the abandonment of existing utility service and connection to new utility service. In connection with any and all such Modifications, Landlord may enter the Premises to the extent reasonably required by Landlord to pursue and complete such Modifications. Landlord reserves the right to enter the Premises to erect or install structural support, drainage devices, pipes, cables, conduit, plumbing, vents, wiring and all other improvements as Landlord deems necessary or appropriate for such Modifications. In addition, Landlord may temporarily or permanently close portions of the Common Areas and cause temporary obstructions within the Premises and Common Areas in connection with any Modification. Tenant recognizes that the Modifications that may be made by Landlord in accordance with the rights reserved in this Section 29.1 may be substantial and cause disruption or other harm to Tenant's business at the Shopping Center. Tenant also recognizes that (a) Landlord's interest in reserving its right to substantially alter and/or improve the Shopping Center without adverse claim by Tenant, is to provide flexibility in maintaining and/or enhancing the long term profitability of the Shopping Center; and (b) Modifications made pursuant to this Section 29.1 could ultimately increase the volume of customers at the Shopping Center, or have other beneficial effects that could result in increasing the value of this Lease or Tenant's business (although the fact or amount of such increase is not warranted by Landlord, nor can it be known until the Lease runs its course) . Landlord and Tenant acknowledge that regardless of any benefit that accrues to Tenant because of a Modification, Tenant will not be subject to an increase in the Minimum Annual Rent payable hereunder, except as otherwise provided herein, and will not be required to participate in the cost of capital improvements made in the course of the Modification, which shall be borne solely by Landlord. In recognition of the above, and the potential benefits and burdens of such Modifications, Tenant agrees that under no circumstances shall the Modification of any portion of the Project, or the construction activity that takes place in the course of making the Modification, or the manner in which the Modification is done, or the time taken to make the Modification or any aspect thereof, including Landlord's entry into the Premises, constitute an eviction, partial eviction or constructive eviction of Tenant or a breach of Tenant's right to quiet enjoyment, nor entitle Tenant to damages, injunctive relief or other equitable relief, nor entitle Tenant to any abatement or reduction in Minimum


FS2\267\064I2~Oo3l\2Is499o.s aos~07/95                   -50-

                                  ARTICLE XXIX

                   MODIFICATION OF PROJECT/SUBSTITUTE PREMISES

          29.1 Reservation of Right to Modify Project. In addition to the rights reserved to Landlord in Section 19.5 above, Landlord hereby reserves the right (but not the obligation) to renovate, modernize, rehabilitate, expand, reduce, reconfigure, enclose and/or otherwise alter or. improve all or any portion of the Project (collectively "Modification"), in such manner and at such time or times, throughout the Lease Term, as Landlord may, in its sole and absolute discretion, deem to be in the best interests of the Project. Such Modifications may include, without limitation, THE right to construct new buildings in the Project for additional retail, office, hotel, parking and/or other uses; remove, demolish, renovate, repair, add additional floors and/or ground square footage to, modernize or otherwise alter the building in which the Premises are situated as well as other buildings, facilities, structures, malls, walkways, landscaping, Common Areas or other areas within the Project; use the Common Areas or building areas in the Shopping Center as staging areas for construction within the Shopping Center; change and/or close off customer entrances; require removal of exterior signage; install temporary and/or permanent columns within tenants' premises for structural support, utilities, ventilation and/or ducting; add utility vaults, elevators, stairways, trash chutes, master and submeters in the Common Areas and/or tenants' premises and require the abandonment of existing utility service and connection to new utility service. In connection with any and all such Modifications, Landlord may enter the Premises to the extent reasonably required by Landlord to pursue and complete such Modifications. Landlord reserves the right to enter the Premises to erect or install structural support, drainage devices, pipes, cables, conduit, plumbing, vents, wiring and all other improvements as Landlord deems necessary or appropriate for such Modifications. In addition, Landlord may temporarily or permanently close portions of the Common Areas and cause temporary obstructions within the Premises and Common Areas in connection with any Modification. Tenant recognizes that the Modifications that may be made by Landlord in accordance with the rights reserved in this Section 29.1 may be substantial and cause disruption or other harm to Tenant's business at the Shopping Center. Tenant also recognizes that (a) Landlord's interest in reserving its right to substantially alter and/or improve the Shopping Center without adverse claim by Tenant, is to provide flexibility in maintaining and/or enhancing the long term profitability of the Shopping Center; and (b) Modifications made pursuant to this Section 29.1 could ultimately increase the volume of customers at the Shopping Center, or have other beneficial effects that could result in increasing the value of this Lease or Tenant's business (although the fact or amount of such increase is not warranted by Landlord, nor can it be known until the Lease runs its course) . Landlord and Tenant acknowledge that regardless of any benefit that accrues to Tenant because of a Modification, Tenant will not be subject to an increase in the Minimum Annual Rent payable hereunder, except as otherwise provided herein, and will not be required to participate in the cost of capital improvements made in the course of the Modification, which shall be borne solely by Landlord. In recognition of the above, and the potential benefits and burdens of such Modifications, Tenant agrees that under no circumstances shall the Modification of any portion of the Project, or the construction activity that takes place in the course of making the Modification, or the manner in which the Modification is done, or the time taken to make the Modification or any aspect thereof, including Landlord's entry into the Premises, constitute an eviction, partial eviction or constructive eviction of Tenant or a breach of Tenant's right to quiet enjoyment, nor entitle Tenant to damages, injunctive relief or other equitable relief, nor entitle Tenant to any abatement or reduction in Minimum


FS2\267\064I2~OO3l\zI5499o.s aOS~07/95                   -50-

Annual Rent, Additional Rent or other rent, charges or sums due under this Lease.


                                   ARTICLE XXX

                               GENERAL PROVISIONS

         30.1   Lease Interpretation.

                               (a)THE captions of Articles and Sections of this Lease are for convenience only, are not a part of this Lease and do not in any way limit or amplify the terms and provisions of this Lease.

                               (b)THE   parties   hereto   agree  that  all  the
                      provisions hereof are to be construed as covenants and agreements as though the words importing such covenants and agreements were used in each separate paragraph hereof, and that all of the provisions hereof, subject to restrictions on assignment, shall bind and inure to the benefit of the parties hereto, and their respective heirs, legal representatives, successors and assigns.

                               (c)It is  agreed  that if any  provision  of this
                      Lease shall be determined to be void by any court of competent jurisdiction, then such determination shall not affect any other provision of this Lease and all such other provisions shall remain in full force and effect. It is the intention of the parties hereto that if any provision of this Lease is capable of two constructions, one of which would render the provision void and the other of which would render the provision valid, then the provision shall have the meaning which renders it valid.

                      Cd) It is understood that this Lease constitutes the entire agreement between the parties hereto, there are no oral agreements between the parties hereto affecting this Lease, and this Lease supersedes and cancels any and all previous negotiations, arrangements, brochures, agreements and understandings, if any, between the parties hereto or displayed by Landlord to Tenant with respect to the subject matter hereof, and none thereof shall be used to interpret or construe this Lease.

                               (e)THE laws of the State of California shall govern the validity, performance and enforcement of this Lease. Landlord and Tenant agree that venue in any action or proceeding commenced between them will be in Orange County, California. This Lease shall be construed as drafted jointly by Landlord and Tenant and shall not be construed against or in favor of either party, but rather the meaning of the words used and the expressed intent of the parties shall control.

          30.2 Consumer Price Index. For purposes of this Lease, THE "Consumer Price Index" shall mean the Consumer Price Index, United States City Average, All Urban Consumers-All Items, published monthly by the United States Department of Labor, in which 1982-64 equals 100. If the Consumer Price Index is no longer published at any applicable adjustment date, it shall be constructed by conversion tables included in any new index published by the United States Department of Labor with such a conversion index selected by Landlord. If neither the Consumer Price Index nor conversion tables are published any longer, then the most widely published all encompassing index of buying power in the United States shall be used. If no such index is published, then the most widely published, all encompassing commodity index for the United States shall be used. If there is a dispute as to which index is to be used, then such index shall be selected by three arbitrators in


FS2\267~o64l2~omI\2ls499o.s a08107195                    -51-
accordance with the rules of the American Arbitration Association, and such determination shall be final and binding upon the parties. If no such indices are published, THE rent and charges to be increased under this Lease in accordance with the Consumer Price Index shall be increased to approximate the average increases in cost of living in the United States, as determined by arbitration in the manner set forth above. In any event, however, and notwithstanding any decrease in such index, no rent or charges payable by Tenant to Landlord under this Lease shall at any time be less than that payable during the immediately preceding calendar year.

          30.3 Notices. Wherever in this Lease it shall be required or permitted that notice or demand be given or served by either party to this Lease to or on the other, such notice or demand shall be given or served, and shall not be deemed to have been duly given or served unless (a) in writing; (b) addressed to the addresses of the parties specified in Article I, subsection (j) hereof; and
(c) either (i) personally delivered or delivered by personal service; (ii) deposited in the United States Postal Service by certified or registered mail, postage prepaid; (iii) sent by Federal Express or other reputable and customarily used overnight delivery service, costs prepaid, and deposited with such service prior to the deadline time for next day delivery; or (iv) sent by telecopy, provided that the original or copy of such notice is forwarded within one (1) day by one of the methods specified in the preceding (i) through (iii). Any notice or demand given shall be effective on the earlier of actual receipt thereof or one (1) day subsequent to transmittal thereof when given pursuant to one of the aforesaid methods. Either party may change such address by written notice by certified or registered mail, return receipt requested, to the other. Notices served pursuant to this Section 30.3 shall constitute service under California Code of Civil Procedure Section 1162, equivalent to and additional to the methods of service provided in said Civil Procedure Code Section.

          30.4 No Partnership. It is agreed that nothing contained in this Lease shall be deemed or construed as creating a partnership or joint venture between Landlord and Tenant or between Landlord and any other party, or cause Landlord to be responsible in any way for the debts or obligations of Tenant or any other party. Notwithstanding any allowance or payment made to Tenant for any purpose in connection with this Lease, Landlord is not and shall not be deemed or construed to be the principal, owner, participating owner, or agent in the work performed by, in the business of, or otherwise with Tenant for any purpose.

          30.5 Authority. In the event Tenant hereunder shall be a corporation, THE persons executing this Lease on behalf of Tenant hereby covenant and warrant that (a) Tenant is a duly qualified corporation and all steps have been taken prior to the date hereof to quality Tenant to do business in the State of California; (b) all franchise and corporate taxes have been paid to date; and
(c) all future forms, reports, fees and other documents necessary to comply with applicable laws will be filed when due. Upon request, Tenant shall deliver to Landlord such corporate resolutions, certified by the Secretary of the corporation and stamped with the corporate seal, confirming the authority of said corporation to enter into this Lease as Landlord may require.

          30.6 No Oral Agreements or representations. Landlord reserves the absolute right to effect such other tenancies in the Shopping Center as Landlord, in the exercise of its sole business judgment, shall determine. Tenant does not rely on the fact, nor does Landlord represent, that any specific tenant, type or types of tenant or uses or number of tenants shall during the Lease Term occupy any space in the Shopping Center or the Project. Tenant has no right to restrict Landlord or other tenants or occupants of the Shopping Center respecting the use of space (other than THE


Fs2\267\064l2~oo31\2l5499o.s nO8I07~95                   -52-

Premises) within the Shopping Center. THE designation of any type of use or tenancy with respect to any building site on the attached site plan of THE Project is not intended as a covenant or representation that said building site shall be constructed or devoted to such a use or tenancy nor shall Landlord be responsible or liable to Tenant should any other tenant or lessee fail to open or continue to be opened for business during the Lease Term. This Lease is and shall be considered to be the only agreement between the parties hereto and their representatives and agents. All negotiations and oral agreements acceptable to both parties have been merged into and are included herein. There are no other representations or warranties between the parties and all reliance with respect to representations is solely upon the representations and agreements contained in his Lease. Further, this lease shall not be modified, except by written agreement signed by Landlord and Tenant. It is the intent of the parties that neither can claim an oral modification hereof under any circumstances and both warrant that they may not rely on any claimed representation, oral modification or other oral term but rather rely solely on the written terms of this Lease, except as modified by a written agreement signed by Landlord and Tenant.

          30.7 No Waiver. A waiver of any breach or default shall not be a waiver of any other breach or default. Landlord's consent to, or approval of, any act by Tenant requiring Landlord's consent or approval shall not be deemed to waive or render unnecessary Landlord's consent to or approval of any subsequent similar act by Tenant. Landlord's acceptance of rent or any charge due under the Lease shall not constitute a waiver of any default by Tenant under any circumstances.

          30.8 Force Majeure. This Lease and the obligations of Tenant or Landlord or hereunder shall not be affected or impaired because Landlord or Tenant is unable to fulfill any of their respective obligations hereunder or is delayed in doing so, if such inability or delay is caused by reason of strike, labor troubles, acts of God, or any other cause beyond the reasonable control of Landlord or Tenant (excluding financial inability); provided, however, that the timely payment by Tenant of Minimum Annual Rent and all Additional Rent or other monetary obligations hereunder shall not be extended by reason of this Section
30.8. The time during which Landlord or Tenant is required to perform any of its obligations under this Lease (excluding Tenant's payment of all monetary obligations as described above) shall be extended by reason of any of the causes described in the preceding sentence.

          30.9 Time of Essence, Time is of the essence of this Lease and each and all of its provisions in which performance by Tenant is a factor.

          30.10 No Redemption. Tenant hereby expressly waives any and all rights of redemption granted by or under any present or future laws in the event of Tenant being evicted or dispossessed for any cause, or in the event of Landlord obtaining possession of the Premises by reason of the violation by Tenant of any of the covenants and conditions of this Lease or otherwise. THE rights given to Landlord herein are in addition to any rights that may be given to Landlord by any statute or otherwise.

          30.11 Joint and Several Obligations. If there be more than one party acting as the Tenant hereunder, THE obligations hereunder imposed shall be the joint and several obligations of such parties.

          30.12 Continuing Obligations Notwithstanding anything contained in this Lease to the contrary, THE termination or expiration of this Lease shall not release either party from its obligations of indemnity hereunder with respect to acts occurring prior to such termination, nor Tenant from Tenant's obligations to remove its personal property and/or leabehold improvements from THE


FS2\267\%4l2~oo3I\2Is499o.5 sfl8/07~95                  - 53 -

Premises and to repair any damage to the Premises resulting from such removal.

         30.13 Initialing Failure of Landlord or Tenant to initial any page or provision of this Lease which is stamped or otherwise marked for initialing shall not, in and of itself, affect the validity or enforce ability of this Lease or the provisions for which initials were omitted.

         IN WITNESS WHEREOF, Landlord and Tenant have made and entered into this Lease in Orange County, California on the day and year first above written.

     THIS LEASE SHALL NOT BECOME EFFECTIVE UNTIL EXECUTED BY LANDLORD AND DELIVERED TO TENANT AND THE SUBMISSION OF THIS FORM OF LEASE TO TENANT BY
LANDLORD, OR LAND-LORD'S AGENT, DOES NOT CONSTITUTE AN OFFER TO LEASE. NO EMPLOYEE OR AGENT OF LANDLORD OR ANY PERSON WITH WHOM TENANT MAY HAVE NEGOTIATED THIS LEASE HAS ANY AUTHORITY TO MODIFY THE TERMS HEREOF OR TO MAKE ANY AGREEMENTS, REPRESENTATIONS, OR PROMISES UNLESS THE SAKE ARE CONTAINED HEREIN OR ADDED HERETO IN WRITING.

HUGHES RIVERSIDE LTD., a California limited partnership

By HUGHES INVESTMENTS, a California general partnership, General Partner

By      William Hughes, Jr. General Partner
                                                    "Landlord
PLAY CO. TOYS, a Delaware corporation

By
      Thomas M. Davidson, President


By:
      Richard L. Brady
      Executive Vice President

PS2\267\%4I2~oo3~\2l549qo.s a08107195                  - 54 -

[graphic]

[graphic]

                                   EXHIBIT 'C"

                        TENANT'S WORK AND LANDLORD'S WORK


          TENANT'S WORK

     A. The work to be done by Landlord in satisfying its obligation to construct Tenant's store or provide the Premises under the Lease shall be limited to that described under the heading Landlord's Work below. All other items of work necessary to conduct Tenant's business on the Premises shall be provided by the Tenant at Tenant's expense and is herein referred to as "Tenant's Work." Except as to Landlord's Work, if any, to be performed as of commencement of the Lease Term, Tenant accepts the Premises in its present condition. Tenant's Work shall include, but not be limited to, the purchase and/or installation and/or performance and/or repair or replacement of the following:

Premises.

     1. All interior partitions and curtain walls within the


     2. All Tenant required conditioned air system work in the Premises, including but not limited to, connection to supply and return lines, generators, air conditioning units and/or duct work and any controls or circuitry required for the satisfactory operation of said system.

     3. All ceilings.

     4. All floor covering.

     5. All drywall or plaster within Premises including demising partitions.

     6. Internal communication systems, alarm systems, or any fire protection and alarm systems as may be required by any government agency.

     7. Interior and exterior storefront, store fixtures, and furnishings.

     8. All plumbing fixtures and rough-in. Tenant's plumbing contractor to provide approved receptors for air-conditioning condensate drains and water heater overflow, if any, as required.

     9. Elevators, dumbwaiters, chutes, conveyors, duct shafts, pneumatic tubes and their shafts, doors and other components, including the electrical hook-up and service, if any, from the electrical panel to said equipment.

     10. Show window display platforms and window backs.

     11. All interior finish in show windows.

     12. Tenant's sign(s) must be installed prior to Tenant being permitted to open for business.

     13. All Tenant required electrical work including work from the central distribution point, electrical panels and distribution within the Premises as required.

     14. Tenant shall be required to obtain all requisite approvals from governmental agencies for all work to be performed at the Premises, except for work to be performed exclusively by Landlord. If Landlord and Tenant share the responsibility for installation of one or more improvements, it shall be Tenant's responsibility to prepare the plans and specifications for and obtain governmental approval of all such improvements, at Tenant's

                                   EXHIBIT "C
                            TO SHOPPING CENTER LEASE


PS2\223\064I2~oo3l\2l5504a.3 nO8IO7~9S
sole cost and expense. Without limiting the generality of the foregoing, (i) plan check, building permits and sewer connection charges shall be paid by Tenant; (ii) Tenant is responsible for all work to cause the Premises to comply with federal, state, county and city laws, regulations and ordinances, including without limitation, the American with Disabilities Act; (iii) Tenant is responsible for all Title 24 plans and specifications and for governmental approvals thereof; (iv) all other City, County and State charges in connection with any of Tenant's Work or in connection with work in the Premises for which Landlord and Tenant share responsibility, if any, pursuant to this Lease, shall be at Tenant's expense; and (v) in the event Landlord constructs any of Tenant's Work or other tenant improvements on Tenant's behalf, Tenant shall prepare the plans and specifications and obtain all governmental approvals for such work, at Tenant's sole cost and expense. The design and quality of all work and installations undertaken by Tenant in the Premises shall be subject to the approval of Landlord and of any architect, employed by Landlord (collectively, or as applicable, the "Project Consultant") and in accordance with all County and State ordinances, rules and regulations relating thereto, and in accordance with the Shopping Center Tenant Handbook.

     15. Removal of all Tenant trash and debris to centrally located trash receptacles during the work to the Premises and connection to temporary power including all temporary power lines, transformers and electrical distribution.

     16. Tenant shall be responsible for obtaining all approvals from the local building and health department, as required.

     17. During construction, Landlord will allow Tenant temporary use of existing utilities, in tenant spaces where available, consisting of electrical service and water from the time Tenant's contractor starts construction until the utilities are transferred to the Tenant's meter. Tenant's electrical subcontractor shall be required to provide ground fault protection for all power equipment used in the Premises. Tenant shall supply all temporary lighting.

     18. Where Tenant's floor finish at storefront requires use of mall floor tile, Landlord will furnish mall floor tile at Tenant's expense.

          B. 1. Landlord has provided or will provide to Tenant, on request; (i) a space plan for the Premises; (ii) project drawings associated with the Premises; (iii) the Shopping Center Tenant Handbook; and (iv) Construction Rules and Regulations, all of which shall govern Tenant's Work within the Premises.

     2. Within thirty (30) days after the execution of this Lease, Tenant shall submit to Landlord four (4) sets of fully detailed working drawings, one (1) set of reproducible working drawings covering all alterations, additions, replacements or modifications to be made by Tenant, at Tenant's expense, together with a description of all items to be repaired, one (1) set of colored elevations and/or photograph of matching existing elevation and one (1) color and material sample board showing all finish materials and colors. Said drawings shall provide for work consistent with the requirements set forth in this Exhibit "C", and the Shopping Center Tenant Handbook and Construction Rules and Regulations, as the same may be revised from time to time in Landlord's sole and absolute discretion. Within twenty (20) days of the receipt thereof Landlord shall notify Tenant in writing of any changes required in said detailed working drawings for approval by Landlord and by any Project Consultant and Tenant shall make such required changes before commencing any work. Landlord may exercise its sole and absolute discretion to require changes in the working drawings and Tenant shall be absolutely required to make

FS2\223\%4I2~0()3l\2Is5046~3 ao8~o7~9s
all such changes. Tenant's Work shall be performed in a first-class and workmanlike manner in conformity with the working drawings approved by Landlord and any Project Consultant. Only new or like-new materials shall be used. All work shall conform to all applicable laws and ordinances and applicable standards of the National Board of Fire Underwriters, the National Electrical Code and the American Gas Association.

     3. The Tenant and/or Tenant's representative is responsible for field verifying all dimensions shown on the space plan for the Premises provided by Landlord to Tenant before submittal of final drawings.

     4. All of Tenant's contractors, subcontractors and architects shall be licensed in the State of California.

          C. The requirements set forth below in this Paragraph C shall be Tenant's obligations for the benefit of Landlord and, to the extent such requirements require action by or the approval of Tenant's contractors, such requirements shall be incorporated as "Special Conditions" into the contract(s) between Tenant and its contractor(s) in a manner satisfactory to Landlord (with a copy of the contract(s) to be furnished to Landlord at least fifteen (15) days prior to the commencement of construction of Tenant's Work)

     1. Prior to start of Tenant's Work, Tenant shall provide Landlord with an estimated completion date for Tenant's Work.

     2. Tenant's contractor shall diligently perform all work in a manner and at times which do not impede or delay any contractors of Landlord's working in or about the Premises and/or the Shopping Center. Any delays in the completion of any work by Landlord's contractors or the commencement of the Minimum Annual Rent and any damage to any work caused by Tenant's contractor shall be at the sole cost and expense of Tenant.

     3. Tenant's contractor shall be responsible for the repair, replacement and/or clean-up of any damage done by it to other contractors' work and/or the Premises or adjacent properties which specifically includes accessways to the Premises which may be concurrently used by others.

     4. Tenant's contractor shall accept the Premises prior to starting any trenching operations. Any rework of subbase or compaction required after the contractor's initial acceptance of the Premises shall be done by Tenant's contractor, which shall include the removal from the Shopping Center of any excess dirt or debris.

     5. Tenant's contractor shall contain its storage of materials and its operations within the Premises and such other space as it may be assigned by Landlord. Tenant hereby waives any claims against Landlord and shall indemnify, defend and hold Landlord harmless from and against any loss, liabilities, damages, claims or expenses, including attorneys' fees and costs, attributable to any damage or loss to materials of Tenant stored within the Shopping Center. Should Tenant's contractor be assigned space outside of the Premises, it shall move to such other space as Landlord shall direct it from time to time to avoid interference or delays with other work or the conduct and operation of the businesses within the Shopping Center and/or access thereto.

     6. All trash and surplus construction materials shall be stored within the Premises and shall be promptly removed from the Shopping Center.

     7 Tenant's contractor shall notify Landlord or Landlord's Shopping Center general manager of any planned work to be done on other than normal operating hours of the Shopping Center.

FS2\223\%4I2~Oo3I\2l55()46~3 aOSIOlIQS

     8. Tenant and Tenant's contractor are responsible for compliance with all applicable codes and regulations of duly constituted authorities having jurisdiction insofar as the performance of the work and completed improvements are concerned for all work performed by Tenant or Tenant's contractor and all applicable safety regulations established by Landlord for the Shopping Center, and Tenant further agrees to save and hold Landlord harmless for said work as provided in Article X of this Lease. Prior to commencement of construction, Tenant shall submit to Landlord evidence of insurance as required by Article X of this Lease and this Exhibit "C"

     9. During construction the Premises shall be enclosed by a drywall enclosure in a form approved by Landlord, separating the Premises from the balance of the Shopping Center and any mall. The enclosure shall be taped, sanded, painted and decorated in a form satisfactory to Landlord so as not to detract from the Shopping Center or the mall in which the Premises are located. Upon Landlord's direction, Tenant shall use Landlord's painting contractor to paint Shopping Center graphics or logos on said enclosures

     10. Tenant's contractor or subcontractors shall not post signs on any part of the Shopping Center or on the Premises.

     11.  Following  completion,   Tenant  shall  provide  Landlord  with  final
unconditional lien waivers from Tenant's general contractor, subcontractors, and material suppliers.

     12. Tenant shall be responsible for and shall obtain and record a Notice of Completion promptly following completion of Tenant's Work, and shall promptly forward a copy to Landlord. Tenant's Work shall be deemed complete as of the date of issuance of Tenant's Certificate of Occupancy.

          D. Tenant's Work shall be coordinated under Landlord's direction with the work being done or to be performed by Landlord and/or other owners or tenants in the Shopping Center so that Tenant's Work will not interfere with or delay the completion of any other construction work in the Shopping Center, and Tenant shall cause its contractors to coordinate Tenant's Work with any such other work with Landlord or, at Landlord's direction, with Landlord's contractor or the Project Consultants.

     E. Tenant's contractors and subcontractors shall be required to remove and dispose of, at least once a week or more frequently as Landlord may direct, all debris and rubbish caused by or resulting from the construction and, upon completion of Tenant's Work, remove all temporary structures, surplus materials, debris and rubbish of whatever kind remaining in the building or within the Shopping Center which had been brought in or created by the contractors and subcontractors in the construction of Tenant's Work. If any contractors and subcontractors shall neglect, refuse, or fail to remove any such debris, rubbish, surplus material or temporary structures within one (1) day after notice to Tenant from Landlord with respect thereto, Landlord may cause the same to be removed by contract or otherwise as Landlord may determine expedient, and charge the cost thereof to such contractor or subcontractor and/or to Tenant.

          F. All of Tenant's contractors and subcontractors shall carry Workmen's Compensation Insurance covering all of their respective employees and shall also carry public liability insurance, including property damage, and the policies therefor shall name Landlord and Tenant as additional insureds and shall identify the address of the Premises and the location of the work of construction. Certificates for all of the foregoing insurance shall be delivered to Landlord before construction of Tenant's Work is started or contractor's equipment is moved onto the site. Tenant shall cause to be carried insurance against damage by fire

FS2\223\064I2~oo3l\2lss046.3 aOS/07195
to the construction and improvements to be made by Tenant. Certificates for such insurance shall be delivered to Landlord before the construction is started or contractor's equipment is moved onto the site. In the event that during the course of Tenant's Work any damage shall occur to the construction and improvements being made by Tenant, Tenant shall repair the same at Tenant's cost.

          G. Any alterations and/or additions and reinforcements to Landlord's structure required to accommodate Tenant's Work shall be Tenant's responsibility and shall be subject to the prior written approval of Landlord and ~any Project Consultant. Except as provided in Section 11.1(b), there shall be no penetration of the roof or installation of radio and television antennas without the prior written approval of both Landlord and any Project Consultant. Any and all roof penetrations required by Tenant and so approved by Landlord and any Project Consultant shall be at Tenant's expense and shall be engineered and installed in a manner approved by Landlord and any Project Consultant. All flashing, counter-flashing and roofing repairs shall conform to the reasonable requirements of Landlord and any Project Consultant and such work shall be paid for by Tenant and performed by a roofing subcontractor approved by Landlord.

          H. Carpeting and/or other quality floor coverings, such as glazed or unglazed pavers or wood parquet shall be used for flooring in Tenant's public areas. A hard washable floor surface (i.e., marble, tile or like material) shall extend a minimum of twelve inches (12") beyond the storefront grill toward the interior of the Premises. Vinyl asbestos tile is prohibited. Flooring and store front entry areas shall be identical in quality, color and pattern to the flooring material used or to be used by Landlord in the adjacent enclosed mall area, or such other durable materials as may be approved by Landlord and must match the plans of the existing mall floor.

          I. Except as otherwise set forth in Tenant's plans and specifications approved by Landlord: (i) all fluorescent fixtures in Tenant's public areas, other than decorative fixtures, shall be recessed and installed with parabolic or parawedge shielding; (ii) Fluorescent fixtures with acrylic lenses are not permitted; and (iii) Bare lamp, fluorescent or incandescent fixtures may be used only in concealed areas and/or stockrooms. Particular note is made that Tenant shall comply with Title 24 of the Energy Conservation Design Manual for New Non-Residential Buildings.

          J. Landlord's approval of Tenant's working drawings and/or preliminary drawings shall not be deemed to constitute approval as to compliance of such drawings with governmental laws, ordinances, orders, rules, regulations and/or requirements, as to "as-built" conditions, as to unknown underground work or as to structural integrity or suitability for Tenant's intended purposes.

          K. Landlord may cause Tenant's working drawings and all corrections, additions, modifications, or alterations thereto to be processed by one or more of the Project Consultants, at Landlord expense. All such corrections, additions, modifications, or alterations shall be subject to the approval of Landlord and of any Project Consultant.

II.  LANDLORD'S WORK

          EXCEPT AS MAY BE OTHERWISE SPECIFICALLY SET FORTH IN PARAGRAPH E BELOW, LANDLORD SHALL DELIVER THE PREMISES TO TENANT IN AN "AS-IS" CONDITION. THE FOLLOWING DESCRIPTION OF LANDLORD'S WORK SHALL APPLY ONLY TO THE RECONSTRUCTION OF THE PREMISES PURSUANT TO SECTION 18.3 IN THE EVENT OF DAMAGE OR DESTRUCTION.





                                                                    .5-


Fs2\223\064l2a~oo3l\2I55()46.3 noR~07I9s

          A. Landlord agrees that it will, at its own cost and expense, subject to the provisions of this Exhibit "C", commence and complete the work specified in Paragraph B below. Landlord shall not be liable for any delay or failure to complete Landlord's Work and Tenant's remedy for any such delay or failure shall be limited to the right of termination provided in Section 4.5 of this Lease. It is expressly understood and agreed that the building of which the Premises are a part shall constitute a portion of a larger building.

          B. Landlord shall, at Landlord's expense, and in accordance with plans and specifications prepared by Landlord according to Landlord's design, do the following work on the Premises prior to the commencement of the Lease Term:

                   1.       Complete the structure of the Premises as follows:

     (i)The building in which Tenant's Premises are located shall be designed by the Project Consultants. Construction shall not be less than V-N and sprinklered in accordance with NFPA requirements, the current applicable edition of the Uniform Building Code, and requirements of the City in which the Shopping Center is located.

     (ii)Although the demising partitions may be on the column center lines, the column being thicker than the wall, extends slightly into the Premises. No deduction is allowed from the Floor Area of the Premises by reason of columns, sprinkler risers, roof drains, structural braces, sheer walls and braces of air-conditioning units exclusively serving Tenant and located within the Premises. Tenant acknowledges that it may be necessary for Landlord to utilize a portion of the Premises to accommodate shafts, ducts and pipes to serve other tenants and Landlord reserves the right to utilize an area within the Premises for said purpose.

     (iii) Exterior trim and other exterior work normally requiring painting shall be painted.

     (iv) Normal rear service door (excluding panic hardware) shall be provided as required by the Building Code where the Shopping Center is situated.

     (v)Exterior walls shall be of metal stud and masonry veneer or such other material or materials as are selected by the Project Consultant.

     (vi) Where desirable in Landlord's opinion, a vertical neutral strip will be located at the storefront area between stores. The center line of said strip shall coincide with the lease line defining the Premises.

     2. Landlord will perform interior finish work, construct sidewalks and provide utilities by Landlord as follows:

     (i)Concrete floor slabs within the interior of the Premises and in an entrance way shall be substantially in a smooth concrete finish. Such floor shall be on a single level. At Landlord's option, the floor may be sloped.

     (ii)At Landlord's option demising partitions of unfinished metal studs twenty-four inch (24") on center and to a height of at least twelve feet (12') will be provided. Where demising partitions fall on structural column lines, at structural braces or structural expansion joints, projections may occur at such locations.

     (iii) Sidewalks adjacent to the Premises shall be concrete or such other suitable material selected by Landlord.




                                                                    -6-


Fs2\223\064I2~oo3i\2I55~6.3 aO3~97I95

     (iv) Utilities shall be provided by Landlord as follows:


     (1)Water service and sewer laterals shall be brought to the Premises.

     (2)Exterior fire hydrants and standpipes shall be installed as required by Building Code where the Shopping Center is situated.

     (3)The automatic sprinkler systems shall be installed in accordance with Landlord's standard grid pattern which shall include one (1) sprinkler head per one hundred thirty (130) square feet of Floor Area within the Premises for a ceiling height of twelve feet (12'). Any sprinkler heads which are required to be relocated or are required in addition to this amount to meet Building Code approval and/or which are required due to irregularities of Tenant's partitioning and/or ceiling design shall be paid for by Tenant pursuant to Paragraph D below.

     (4)Heating and cooling equipment serving the Floor Area in the Premises shall be capable of automatically maintaining an even inside dry bulb temperature of seventy degrees (70) Fahrenheit with outside dry bulb temperature of twenty-nine degrees (29) Fahrenheit for heating and the cooling system shall be capable of automatically maintaining seventy-five degrees (75) Fahrenheit dry bulb and fifty percent (50-~~) humidity inside conditions with outside conditions of ninety-three degrees (93) Fahrenheit dry bulb and sixty-eight degrees (68) Fahrenheit wet bulb controlled. Such equipment shall be designed to handle a maximum 3.85 watts per square foot of the Floor Area within the Premises.

     (5)Landlord shall provide electrical service to a central distribution point for all tenants.

     (6)The main electrical switch at the main distribution point, the empty conduit for main electrical service and telephone conduit from distribution points to Tenant's Premises shall be provided.

     (7)A point of connection for the toilet room plumbing vent pipe shall be provided.

     (8)Natural gas (if available) will be provided at a central distribution point and Tenant shall provide for gas piping to the Premises. Tenant, at its expense, shall arrange for a gas meter with the local utility company.

                   As to all building materials and equipment which Landlord is obligated to supply under this description of Landlord's Work, Landlord shall select the manufacturer thereof. Where two (2) types of materials or structures are indicted, the option to select either will be with Landlord. Landlord shall complete Landlord's Work according to Landlord's design criteria. Landlord may, but is not required to, conform Landlord's Work to Tenant's architectural drawings but instead has obligated itself to provide only Landlord's standard improvements according to Landlord's design.

     C.  As  of  commencement  of  the  Lease  Term,   Landlord  shall  have  no
responsibility for any work to the Project, the Shopping Center, the Premises or the building of which the Premises are part.

     D. Notwithstanding anything to the contrary contained in this Part II of Exhibit "C", Landlord agrees that the heating and air-conditioning system serving the Premises shall be in working


                                                                    -7-


Fs2\223\%4I2~oo3I\2I55046.3 aO8I07~95
order and the roof of the building containing the Premises shall be tree from leaks during the first six (6) months of the Lease Term. Landlord agrees to repair the HVAC system and fix any roof leaks not necessitated by the actions or inactions of Tenant provided Tenant notifies Landlord of the necessity therefor within the first six (6) months of the Lease Term.
































Fs2\223\064I2~oo31\2l55(}46.3 a08107/9S

                                   EXHIBIT "D"

                              TENANT'S CERTIFICATE
                          STATEMENT OF TENANT RE LEASE


                                                                           Date:
                                                                    Re: Address:
                                                                              19

                                                                For Premises in:
                                                                 Riverside Plaza
                                                           Riverside, California

Gentlemen:

     The undersigned, as Tenant under that certain Lease dated _______________ 19 , made and entered into between HUGHES/RIVERSIDE, LTD., a California limited partnership, as Landlord, and the undersigned, as Tenant ("Lease"), hereby ratifies the Lease and certifies that (a) the undersigned has entered into occupancy and accepted possession of the Premises described in the Lease on ______________ 19___; (b) the Minimum Annual Rent in the monthly amount of $_______________ was payable from 19 ; (c) the Lease is in full force and effect and has not been assigned, modified, supplemented or amended in any way (except by __________________________ [if none, so state) ; (d) the Lease Term commenced on _______________ 19 , ends on _______________ 19 (e) the Lease represents the entire agreement between the parties as to this leasing and the Premises; (f) all conditions under the Lease to be performed by Landlord have been satisfied, all required contributions by Landlord to Tenant on account of Tenant's improvements have been received, and on this date there are no existing defenses or offsets which the undersigned has against the enforcement of the Lease by the Landlord; (g) Landlord is not in default under the Lease and no event has occurred which, with the giving of notice and/or the passage of time, would constitute a default; (h) Tenant is not in default under the Lease and no event has occurred which, with the giving of notice or the passage of time, would constitute a default; (i) rental has (has not) been paid in advance and security in the sum of $____________ has been deposited with Landlord; and (j) the Minimum Annual Rent for _____________ 19 has been paid.



                                                               Very truly yours,




                                                                             By:
                                                                            Its:

















                                   EXHIBIT "D
                            TO SHOPPING CENTER LEASE


FS2\223\O64l2~003I\2Issoso.l a08107195

                                   EXHIBIT "E"

                                  SIGN CRITERIA


          These criteria have been established for the purpose of securing an outstanding shopping center and for the mutual benefit of all tenants. Conformance will be strictly enforced and any installed non-confirming or unapproved signs must be brought into conformance at the expense of Tenant.

A.   GENERAL requirements.

     1. All permits for signs and their installation shall be obtained by Tenant or its representative.

     2. All signs shall be constructed and installed at Tenant's expense.

     3. Tenant shall be responsible for the fulfillment of all requirements of these criteria, and shall submit samples of sign material if requested by Landlord.

B.   GENERAL SPECIFICATIONS.

     1. No animated, flashing or audible signs will be permitted.

     2. No exposed lamps or tubing will be permitted.

     3. All signs shall bear the UL label, and their installation shall comply with all local building and electrical codes.

     4. No exposed raceways, crossovers or conduits will be permitted.

     5. All cabinets, conductors, transformers and other equipment shall be concealed. Visible fasteners will not be permitted.

     6. Electrical service to all signs shall be on Tenant's

     7. Painted lettering will not be permitted, except as specified under F.2. of this Exhibit "E".

C.        LOCATION OF SIGNS.

     1. Tenant's signs shall not be permitted on the exterior of the enclosed mall.

     2. Tenant will be permitted to install one (1) illuminated sign on the enclosed mall storefront The maximum projection of the sign from the face of the storefront shall be six inches (6") or to the face of the adjacent neutral strip, whichever is greater.

     3. If any signs perpendicular to the face of the building or storefront are permitted, they will be located within the "blade sign area" as designated by Landlord. If no "blade sign area" is designated, then no signs perpendicular to the face of the building or storefront will be permitted.

D.   DESIGN REQUIREMENTS.

     1. All Tenant storefront entrance/store identification designs shall be subject to the approval of Landlord. Imaginative designs which depart from traditional methods and placement will be encouraged.



                                   EXHIBIT "E
                            TO SHOPPING CENTER LEASE


FS2\267\%412({0031\2155053. I nOSIU?195

     2. Wording of signs shall not include the product sold except as part of Tenant's trade name, insignia or logo.

     3. Tenants facing the mall shall have identification signs designed in a manner compatible with and complementary to any adjacent and facing three-dimensional popout storefronts and Landlord's overall design concept for an enclosed mall.

     4. Tenants are encouraged to have signs designed as an integral part of the storefront design with letter size and location appropriately scaled and proportioned to the overall storefront design. The design of all signs, including style and placement of lettering, size, color, materials and method of illumination shall be subject to the approval of Landlord.

     5. Signs designed in the more traditional manner with the lettering applied to a background surface that is part of the storefront shall conform to the following requirements:

                            (a)The sign area shall not exceed five  percent (5%)
                   of the area of the storefront or twelve (12) square feet, whichever is larger and shall be located at least thirty-six inches (36") from each lease line. Sign area will be measured by circumscribing a rectangle around the main body of the sign.

                            (b)The overall length of the sign shall not exceed two-thirds (2/3) of the width of the storefront exposure between neutral strips.

                            (c)The maximum height for letters in the body of the
                   signs is fourteen inches (14"). The maximum height for initial capitals is eighteen inches (18").

     6. Signs shall be composed of individual or script letter. Signs with background panels shall be designed in a manner compatible with the storefront.

     7. Sign boxes and cans will not be permitted.

     8. All mall storefront signs including acrylic plastic signs shall be fabricated of material with a matte finish.

     9. Acrycap retainers used at the perimeter of sign letter faces shall match in color and finish the face or the sides of the sign.

E.   CONSTRUCTION REQUIREMENTS.


     1. All exterior signs, bolts fastenings and clips shall be of enameling iron with porcelain enamel, stainless steel, aluminum, brass or bronze. No black iron materials of any type will be permitted.

     2. Interior enclosed mall front signs only may be fabricated of carbon bearing steel with painted finish.

     3. All exterior letters or signs exposed to the weather shall be mounted at least three-quarters inch (3/4") from the building wall to permit proper dirt and water drainage. Non-corrosive spacers shall be used to prevent rust damage to the building.

     4. All letters shall be fabricated using full-welded construction.

     5. Location of all openings for conduit and sleeves in sign panels of building walls shall be indicated by the sign contractor on drawings submitted to and approved by Landlord.


                                       -2-


FS2\267\%4I2~oo3I\2I55o53. I a08107195

     6.  All   penetrations  of  the  building   structure   required  for  sign
installation shall be neatly sealed in a watertight manner as inspected by and approved by Landlord.

     7. No sign company labels will be permitted on the exposed surface of signs except those required by local ordinance which shall be applied in an inconspicuous location.

     8. Tenant, or its sign contractor, shall be responsible for the repair of damage to the building caused by the installation of Tenant's sign.

     9. Tenant shall be fully responsible for the operations of Tenant's sign contractors.

     10. Threaded rods or anchor bolts shall be used to mount sign letters which are spaced out from background panels. Angle clips attached to letter sides will not be permitted.

F.   MISCELLANEOUS REQUIREMENTS.

          1. Tenant will be permitted to place upon each entrance of its Premises not more than one hundred forty-four (144) square inches of gold leaf or decal application lettering not to exceed two inches (2") in height, indicating hours of business, emergency telephone numbers, etc.

          2. If Tenant has a non-customer door for receiving merchandise, it may have uniformly applied on said door in location, as directed by Landlord, in two-inch (2") high block letters, the Tenant's name and address. Where more than one Cl) tenant uses the same door, each name and address shall be applied. Color of letters will be as selected by Landlord.

          3. Tenant may install on its enclosed mall storefront, if required by the U.S. Post Office, the numbers only from the street address in exact location stipulated by Landlord. Size, type and color of numbers shall be as stipulated by Landlord.

          4. Floor signs such as inserts into terrazzo, etc., shall be permitted within Tenant's lease line in the storefront, if approved by Landlord.

          5. Except as provided herein, no advertising placards, banners, pennants, names, insignia, trademarks, or other descriptive material shall be affixed or maintained upon the glass panes and supports of the show windows and doors, or upon the exterior walls of the building or storefront.

G.   FOOD COURT.

          Anything to the contrary notwithstanding herein, the size and design of all tenant storefronts, signs, and menu boards, located within the Food Court shall be subject to the approval of Landlord. Landlord reserves the right to require that colored canvas canopies be required on storefronts within the Food Court. In such event, all signs shall be either painted, silk screened or sewn onto said canopies. The size and design of such signs shall be appropriate to the size and style of each such canopy and both the canopy and the sign thereon shall be subject to Landlord's approval. If colored canvas canopies are not required then Tenant shall conform its storefront to Landlord's storefront design criteria. In addition, Tenant shall conform all interior, exterior and menu boards to Landlord's design criteria.

H.   EXTERIOR STOREFRONTS.

          Anything to the contrary notwithstanding herein, the size and design of all tenant storefronts located on the exterior of the Shopping Center shall be subject to the approval of Landlord.

FS2~267\064I2~oo3I\2l55o53. I aOsf07~95

I.        MALL ENCLOSURE.


          If the mall  adjacent  to the  Premises  is not  enclosed  on the date
Tenant opens for business from the Premises, Tenant's exterior sign on the storefront of the Premises shall either satisfy the criteria set forth in this Exhibit "E" or shall otherwise be satisfactory to Landlord. Landlord shall have the right to remove any such sign in connection with Landlord's enclosure of the mall, if any, if such removal is reasonably required in connection with such work. In such event, Tenant shall store and/or otherwise dispose of any such removed sign and promptly replace same with a new sign consistent with drawings approved by Landlord under Section 13.1 of this Lease and the criteria set forth in this Exhibit "B" (or reinstall the removed sign if such reinstallation has been approved by Landlord and such sign satisfies the criteria set forth in this Exhibit "E~)

J.       TENANT'S SIGN SPECIFICATIONS.

          Notwithstanding anything to the contrary contained in this Exhibit "E", Landlord agrees that, subject to approval by the City of Riverside, Tenant may install thirty-six (36) inch letters on its exterior sign and may also install an exterior sign on the north facing side of the building containing the Premises with thirty-six (36) inch letters. Furthermore, subject to the City of Riverside's approval, Landlord approves the Tenant's sign exhibit attached hereto as "Schedule 1" to this Exhibit "E".



















FS2\267\O64l2~oo3I\2I55o5a. I nOS~O?~95

                                    Exhibit E

                                   Schedule 1


     Tenant shall be allowed to use his logo as shown in all signing.

     Sign  shall  be  Pan  Channel  letter,   5"  returns   (metal)   internally
illuminated. Colors shall be fl313E Dark Bronze on metal returns, #2793 Red on Plea Face and shall have 3/4" Cold Trim Cap.

     Colors of sign with landlord approval, may to changed to best illustrate Tenant's logo and best fit with exterior colors of building.

     Size of individual letter shall be as large as legally allowed, but shall not exceed 36" in height and shall be bound by Paragraph "LI', of Exhibit "E".











                                   [Graphic]





FS2\267\O64l2~oo3I\2I55o5a. I nOS~O?~95

                                      10.77

                    Lease Agreement for Store-Santa Clarita.

                                      LEASE




                                     between


                            CANYON COUNTRY PLAZA L.P.
                        a California limited partnership,

                                    Landlord


                                       and


                      PLAY CO. TOYS CANYON COUNTRY, INC.,
                             a Delaware corporation,

                                     Tenant




                              CANYON COUNTRY PLAZA
                            Santa Clarita, California



                         Effective Date: August 29,1996

                               TABLE OF CONTENTS
                                                                              1
ARTICLE  I
FUNDAMENTAL LEASE TERMS                                                1
      Effective Date                                                   1
      Shopping  Center                                                 1
      Premises                                                         1
      Landlord                                                         1
      Tenant                                                           1
      Tenant's Contractor                                              1
      Brokers                                                          1
      Lease Term                                                       2
      Option Terms                                                     2
      Base Rent                                                        2
      Percentage Rent                                                  2
      Base  Sales                                                      2
      Minimum Sales                                                    2
      1996 Budgeted Common Area Costs                                  2
      Tenant' s  Share                                                 2
      Building GLA                                                     2
      Shopping Center GLA                                              2
      Construction Allowance                                           2
      Estimated Delivery Date                                          2

  ARTICLE  II
  DEFINITIONS                                                          2
        Additional Rent                                                2
        Adjustment Date                                                3
        Adjustment Index                                               3
        Affiliate                                                      3
        Agreed Rate                                                    3
        Base Rent                                                      3
        Base  Sale                                                     3
        Beginning Index                                                3
        Brokers                                                        3
        Building                                                       3
        Capital Expenditures                                           3
        City                                                           3
        Common Area                                                    3
        Common Area  Costs                                             4
        Competing Business                                             4
        Construction Allowance                                         4
        Control                                                        4
        County                                                         4
        Default                                                        4

        Delivery Date                                                  4
        Effective Date                                                 4
        Estimated Delivery Date                                        4
        FF&E                                                           5
        Force Majeure                                                  5
        Governmental Restrictions                                      5
        Gross Sales                                                    5

     HVAC  System      .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  6
     Hazardous  Substance      .  .  .  .  .  .  .  .  .  .  .  .  .  .6
     Hazardous Substances Laws  . . . . . . . . . . . . . . .          6
     Improvements  .  .  .  .   .  .  .  .  .  .  .  .  .  .  .  .  .  6
     Index     .  .  .  .  .  .  .   .  .  .  .  .  .  .  .  .  .  .  .7
     Insurance  Costs           .  .   .  .  .  .  .  .  .  .  .  .  . 7
     Landlord  .  .  .  .       .  .   .  .  .  .  .  .  .  .  .  .  . 7
     Landlord' s Work           .  .   .  .  .  .  .  .  .  .  .  .  . 7
     Lease     .  .  .  .  .    .  .   .  .  .  .  .  .  .  .  .  .  . 7
     Lease Terza  .  .  .       .  .   .  .  .  .  .  .  .  .  .  .  . 7
     Lease Year  .  .                  .  .  .  .  .  .  .  .  .  .  . 7
     Losses  and  Liabilities  .  .  .  .  .  .  .  .  .  .  .  .  .  .7
     Minimum Sales      .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 8
     Mortgage  .  .  .   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .8 .  .
     Mortgagee       .  .   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .8 .  .  .
     Notice  .  .    .  .   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .8 .  .  .
     Notice  of  Default     .  .  .  .  .  .  .  .  .  .  .  .  .  ,  8
     Objectionable Use      .  .  .  .  .  .  .  .  .  .  .  .  .  .  .8 .
     Option Term      .  .  .   .  .  .  .  .  .  .  .  .  .  .  .  .  8
     Parking Lot      .  .  .   .  .  .  .  .  .  .  .  .  .  .  .  .  8  .  .
     Party     .  .  .   .  .  .   .  .  .  .  .  .  .  .  .  .  .  .  8.  .  .
     Parties        .  .   .  .  .   .  .  .  .  .  .  .  .  .  .  .  .8.  .  .
     Percentage Rent               .   .  .  .  .  .  .  .  .  .  .  . 8,  ,  ,
     Permittee             .  .  .   .   .  .  .  .  .  .  .  .  .  .  8  .  .
     Person  .  .          .  .  .   .   .  .  .  .  .  .  .  .  .  .  8
     Premises  .           .  .  .   .   .  .  .  .  .  .  .  .  .  .  8 .
     Real  Estate Taxes                  .  .  .  .  .  .  .  .  .  .  9  .
     Reasonable Approval       .  .  .  .  ,  .  .  .  .  .  .  .  .  .9
     Remedial  Work     .  .  .   .  .  .  .  .  .  .  .  .  .  .  .  .9 .  .
     Rent . . . . . . . . . . . . . . . . . . . . . . . . . .          9
     Rent  Commencement  Date  .  .  .  .  .  .  .  .  .  .  .  .  .  .9
     Representatives      .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  9  .
     Restricted Use  .    .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  9  .
     Shopping Center      .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  9  .
     Site  Plan   .  .  .   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .9 .  .
     Subordination, Non-disturbance and Attornment Agreement .         10
     Tenant  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .10.  .
     Tenant's Contractor  . . . . . . . . . . . . .. . . . .           10
     Tenant's  Share  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .10.
     Tenant' s Work    .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  10 .
     Uncured Default      .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  10 .
     Work Letter     .  .   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .10,  .

ARTICLE III
DEMISE OF PREMISES        .   .  .  .  .  .  .  .  .  .  .  .  .  .  , 10

      3.1    Premises     .   .  .  .  .  .  .  .  .  .  .  ,  ,  ,  , 10  .  .
      3.2    Improvements  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 10
      3.3    Building|^|  .  .  .  .  .  |^|  .  .  .  .  .  ,  ,  ,  .10,  .  .
      3.4    Shopping|^|  Center      .  .  .  .  .  .  .  .  .  .  .  11

ARTICLE IV
LEASE TERM     .  .  .  .  .  .  .  .   .  .  .  .  .  .  .  .  .  .  .11.  .  .
     4.1    Lease  Term  .  .  .       .  .  .  .  .  .  .  .  .  .  . 11.  .  .
     4.2    Option Terms  .         .    .  .  .  .  .  .  .  .  .  .  11 .
     4.3    Early Lease Termination; Release . . . . . . . . .         12

ARTICLE V
RENT   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .12.  .  .
      5.1   Base Rent         .  .  .  .  .  .  .  .  .  .  .  .  .  . 12  .
      5.2   Consumer Price Index Increases . . . . . . . . . .         13
      5.3   Percentage Rent        .  .  .   .  .  .  .  .  .  .  .  . 13
      5.4   Late Charge; Interest; Miscellaneous . . . . . . .         14

ARTICLE VI
TAXES  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .14.  .  .
      6.1   Real  Estate Taxes        .  .  .  .  .  .  .  .  .  .  .  14
      6.2   Personal Property Taxes  . . . . . . . . . . . . .         16
      6.3   Proration  of  Taxes  .  .  .  .  .  .  .  .  .  .  .  .  .16

ARTICLE VII
COMMON AREA  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .17
      7.1    Changes  in Common Area  .  .  .  .  .  .  .  .  .  .  .  17
      7.2    Use  of  Common Area  .  .  .  .  .  .  .  .  .  .  .  .  17
      7.3    Operation and Maintenance of Common Area . . . . .        17
      7.4    Common Area  Costs       .  .  .  .  .  .  .  .  .  .  .  18
      7.5    Payment     .  .  .  .  .   .  .  .  .  .  .  .  .  .  .  19 .  .
      7.6    Rules  and Regulations        .  .  .  .  .  .  .  .  .  .19
      7.7    Additional  Land        .  .  .   .  .  .  .  .  .  .  .  20

ARTICLE VIII
UTILITIES  .  .  .  .  .  .  .  .  .   .  .  .   .  .  .  .  .  .  .  .20.  .  .
      8.1    Utilities Usage           .  .  .   .  .  .  .  .  .  .  .20.  .  .
      8.2    Utilities Repair          .  .  .   .  .  .  .  .  .  .  .20.  .  .

ARTICLE IX
USE; EXCLUSIVES; ASSIGNMENT AND SUBLEASE  . . . . .                    21
      9 .1   Use    .  .  .  .  .  .   .  .  .  .  .  .  .  .  .  .  . 21  .  .
      9.2    Exclusives  .  .  .       .  .  .  .  .  .  .  .  .  .  . 21  .  .
      9.3    Objectionable Uses . . . . . . . . . . . . . . . .        22
      9.4    Compliance with Governmental Restrictions  . . . .        23
      9.5    Assignment and Subletting  . . . . . . . . . . . .        24
      9.6    Business Operation . . . . . . . . . . . . . . . .        25
      9.7    Non-competition  .  .  .  .  .  .  .  .  .  .  .  .  .  . 25

ARTICLE X
MAINTENANCE AND REPAIRS  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   25
      10.1  Landlord Re|^|airs  .  .  .  .  .  .  .  .  .  .  .  .  .  25
      10.2  Tenant Repairs  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .26

      10.3  Alterations and Construction . . . . . . . . . . .         27
      10.4   Fixtures  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  27
      10.5   Liens   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 28
      10.6    Rubbish Removal     .  .  .  .  .  .  .  .  .  .  .  .  .28

ARTICLE XI
INSURANCE;  INDEMNITY      .  .  .   .  .  .  .  .  .  .  .  .  .  .  .28
    11.1      Landlord's Insurance . . . . . . . . . . . . . . .       28
     11.2   Tenant's Insurance                                         29
     11.3   Insurance Certificates , . . , .                           30
     11.4    Mutual Release Waiver of  Subrogation                     30
     11.5   Mutual  Indemnification                                    30

ARTICLE XII
DAMAGE OR DESTRUCTION                                                  30
     12.1   Damage or Destruction                                      30
     12.2   During Last Three Years                                    31
     12.3   Termination                                                32

ARTICLE XIII
EMINENT DOMAIN                                                         32
    13,1  Automatic Termination                                        32
    13.2 .Termination Right                                            32
    13.3  Restoration                                                  33
    13.4   Award             .  .  .  .  .  .   ,  ,  .  .    .  .   . 33
    13.5   Termination                                                 33

ARTICLE XIV
DEFAULT  .  .  .  .  .  .  ,  ,          ,  .  .                       34
      14.1   Default                                                   34
      14.2   Notice of default;  Right to Cure                         34
      14.3   Limitation on Landlord's Liability                        35
      14.4   Land
      14.5   Election to Terminate                                     36
      14.6   Alternative Damages                                       37
      14.7   Additional Remedy                                         37
      14.8   Prevailing Party                                          37
      14.9   Landlord's Right to Cure Tenant's Uncured Default         38
      14.10 Remedies Cumulative                                        38
      14.11 Mortgagee Protection                                       38

ARTICLE XV
COVENANT OF QUIET  ENJOYMENT                                           39
     15.1  Covenant of Quiet Enjoyment                                 39
     15.2  Representation and Warranty                                 39

ARTICLE XVI
SUBORDINATION                                                          39

ARTICLE XVII
TRANSFERS  BY  LANDLORD                                                40

ARTICLE XVIII

LANDLORD CONTINGENCIES                                                 40
    18.1  Consent of the Mortgagee                                     41
    18.2  Receipt  Governmental Approvals                              41.
    18.3 Receipt of  Guaranty      .  .  .  .  .  .       .  .         41.
    18.4  Failure of Conditions                                        41

ARTICLE XIX
EXPIRATION; TERMINATION . . . . . . . . . . . . . . . . . . .          41
    19.1  Duty to Surrender  . . . . , . . . . . . . . . . .           41
    19.2  Failure to Surrender . . . . . . . . . . . . . . .           42
    19.3  Additional Documents . . . . . . . . . . . . . . .           42

ARTICLE XX
MISCELLANEOUS  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 42
      20.1   Holding Over  .  .  .  .  .  .  .  .  .  .  .  .  ,  .  , 42
      20.2   Non-Waiver of Default  . . . . . . . . . . . . . .        42
      2 0 . 3   Recording          .  .  .  .  .  .  .  .  .  .  .  .  42
      20.4      Notice  .  .       .  .  .  .  .  .  .  .  .  .  .  .  42 .  .
      20.5      Successors and Assigns . . . . . . . . . . . . . .     43
      20.6      Partial Invalidity . . . . . . . . . . . . . . . .     43
      20.7      Interpretation  .  .  .  .  .  .  .  ,  .  .  .  .  .  43 .
      20.8      Headings, Captions and References  . . . . . . . .     43
      20.9      Brokerage Commissions  . . . . . . . . . . . . , .     43
      20.10     Governing  Law           .  .  .  .  .  .  .  .  .  .  43 .  .
      20.11 Transfer Tax  .              .  .  .  .  .  .  ,  .  .  .  44 .
      20.12 Execution of Documents . . . . . , . . . . . . . ,         44
      20.13     Title  Exceptions  .  .  .  .  .  .  .  .  .  .  .  .  44
      20.14 Hazardous Substances . . . . . . . . . . . . . . .         44
      20.15     Force Majeure          .  .  .  .  .  .  .  .  .  .  . 47  .  .
      20.16 Estoppel Certificate . . . . . . . . . . . . . . .         47
      20.17     Effectiveness       .  .  .  .  .  .  .  .  ,  ,  ,  , 48  ,  ,
      20.18     Sig|^|nag|^|e    .  .  .   .  .  .  .  .  .  .  .  .  .48.  .  .
      20.19 Amendments in Writing  . . . . . . . . . . , . . .         48
      20.20     Time  of  Essence        .  .  .  .   .  .  .  .  .  , 48
      20.21 Corporate or Other Authority . . . . . . . . . . .         48
      20.22 Landlord's Rights of Entry and Inspection  . . . .         49
      20.23 Non-liability of Representatives  . . . . . . . . .        49
      20.24     Counterparts  .  .  .  .  .  .  .  .  ,  .  .  .  .  . 49
      20.25 No Rights of Third Parties . . . . . . . . . . . .         49
      20.26 Liability Joint and Several  . . . . . . . . . . .         49
      20.27     Entire Agreement  .  .  .  .  .  .  .  .  .  .  .      50
      20.28 Execution and Delivery of Lease  . . . . . . . . .         50

LIST OF EXHIBITS

      EXHIBIT A           Site Plan      .  .  .  .  .  .  .  .  .  .  A-1
      EXHIBIT B           Property Descriptions   . . . . . . . . .    B-1
                            Description of Premises
                            Legal Description of Shopping Center
      EXHIBIT C           Work Letter   . . . . . . . . . . . . . .    C-1
      EXHIBIT D           Subordination,  Non-disturbance  and  Attornment

                          Agreement         .  .  .  .  .  .  .  .     D-1
      EXHIBIT E           Access and Rental Payment Agreement          E-1
      EXHIBIT F           Guaranty of Lease   . . . . . . .            F-1
      EXHIBIT G           Estoppel, Certificate  . . . . . . . . . .   G-1
      EXHIBIT H           Memorandum of Lease   . . . . . . . . . .    H-1
      EXHIBIT I           Restricted Uses   . . . . . . . . . . . .    I-1
      EXHIBIT J           Existing Uses   . . . . . . . . . . . . .    J-1

                                      LEASE

    This lease (Lease) is made and entered into as of the Effective Date set forth in Article I by and between CANYON COUNTRY PLAZA L.P. , a California limited partnership (Landlord) , and PLAY CO. TOYS CANYON COUNTRY, INC., a Delaware corporation (Tenant). Except as otherwise noted, references herein to an Index, Article, Section, Exhibit or Schedule are to such portions of this Lease, all of which together constitute the Lease. All initially capitalized terms used in this Lease are defined in Articles I and II.


                                    ARTICLE I
                             FUNDAMENTAL LEASE TERMS

    For convenience, this Article I summarizes certain fundamental economic and business terms of this Lease. If these fundamental terms conflict with the balance of the Lease, the latter shall control.

Effective Date:   See Title Page

Shopping Center:   Canyon Country Plaza located at Southeast Corner
                   of  Soledad Canyon and Whites Canyon  Roads in
                   Santa Clarita, California.

Premises: 19232 Soledad Canyon Road, Santa Clarita, California 91351. See Exhibit B (Description of Premises)

Landlord:          CANYON COUNTRY PLAZA L.P.
                   366 Comstock Avenue
                   Los Angeles, CA  90024

Tenant:            PLAY CO. TOYS CANYON COUNTRY, INC.
                   550 Rancheros Drive
                   San Marcos, California  92069

Tenant's
Contractor:        RETAIL DESIGNS by Kermit Newell

Brokers:           For Tenant:   PACIFIC RETAIL PARTNERS
                                   by Allen Ginsborg
                   For Landlord:   PARKER COMMERCIAL
                                     by Carter White

Lease Term:        Initially, Ten (10) Years, subject to extension
                   at Tenant's election by one or more Option Terms.
option Terms:      Two (2) successive periods of Five (5) Years each
                   extending the initial Lease Term.

Base Rent:        ONE HUNDRED EIGHT THOUSAND DOLLARS ($108,000) per
                  year, subject to adjustment every five ( 5 ) years .
                  See Section 5.2.

Percentage Rent:   THREE PERCENT (3%) of Gross Sales exceeding Base
                   Sales.  See Section 5.3.

Base Sales:        ONE  MILLION  SEVEN  HUNDRED  THOUSAND  DOLLARS
                   ($1,700,000) per Lease Year.  See Section 5.3.

Minimum  Sales:     ONE MILLION FIVE  HUNDRED  THOUSAND  DOLLARS  ($1,500,000)
                    occurring over twelve (12) consecutive months between the 30th and 54th months of the Lease Term. See Section 4.3.

1996 Budgeted
Common Area Costs: TWO & 40/100 DOLLARS ($2.40) per sq. ft. of GLA

Tenant's Share:   SEVEN AND FOUR/TENTHS PERCENT (7.4%), determined
                  in accordance with definition thereof in Article
                  II.

Building GLA:     TWELVE THOUSAND (12,000) sq. ft. (approximate)

shopping Center
GLA:              ONE HUNDRED SIXTY THOUSAND EIGHTY (160,080) sq. ft

Construction
Allowance:        NINETY THOUSAND DOLLARS ($90,000.00)

Estimated
Delivery Date:    FORTY-FIVE (45) DAYS AFTER EFFECTIVE DATE


                                   ARTICLE II
                                   DEFINITIONS

     Listed below are definitions of certain initially capitalized terms used in this Lease with particular meanings . Unless otherwise noted, a defined term includes, where appropriate to the context, the noun (singular and plural), verb and adjective forms of the term.

      Additional Rent is all amounts due from Tenant to Landlord pursuant to this Lease, other than Base Rent and Percentage Rent, including, without limitation, Tenant's Share of Common Area Costs,
Insurance Costs and Real Estate Taxes.

     Adjustment Date is the first day of the sixth (6th) Lease Year and every five (5) Lease Years thereafter.

     Adjustment Index is the Index published three (3) months before the applicable Adjustment Date.

     Affiliate is any Person that, directly or indirectly, Controls, is Controlled by, or is under common ownership or Control with, a Party.

     Agreed Rate is an annual rate of interest equal to the lesser of (i) two percent (2.0%) above the rate of interest announced from time to time by the Bank of America, Downtown Los Angeles, Main Branch, as the prime or reference rate (or, in the event said bank ceases to announce a prime or reference rate or is acquired or ceases operations and there is no successor bank, another established and financially secure commercial bank, having a headquarters in California, selected by Landlord), or (ii) the highest rate permitted by law, if any.

     Base Rent is the annual rent for the Premises set forth in Article I, payable in accordance with Section 5.1 and subject to adjustment in accordance with Section 5.2.

     Base sales is the amount of Gross Sales per Lease Year defined in Article I in excess of which Percentage Rent is payable in accordance with Section 5.3; provided, however, that if a Lease Year has more or less than twelve (12) full months, said amount of Base Sales for such Lease Year shall be a fraction of the amount set forth in Article I whose numerator is the number of days in such Lease Year and whose denominator is three hundred sixty-five (365) .

     Beginning Index is the Index published three ( 3 ) months before the Rent Commencement Date. -

     Brokers are the Tenant's Broker and Landlord's  Broker set forth in Article
I.

     Building is  Tenant's  store  building  located as shown on Exhibit A (Site
Plan) and containing that approximate GLA specified in Article I.

     Capital  Expenditures  are those  expenditures  which,  in accordance  with
generally  accepted  accounting   principles,   are  "capitalized"  rather  than
"expensed."

     City is the City of Santa Clarita, California.

     Common Area is all areas, improvements, facilities, installations and equipment existing from time to time within the Shopping Center that Landlord shall provide pursuant to this Lease and in accordance with the Site Plan for the common use and benefit of

     Tenant and other occupants of the Shopping Center, their employees, agents, licensees, customers and other invitees, including parking areas, entrances, exits, access roads, driveways, footways, side-walks, retaining walls, landscaped areas and pedestrian malls and courts.

     Common Area Costs are all those costs that Landlord incurs annually in maintaining the Common Area, including all ordinary operation and maintenance expenditures and Insurance Costs (see Section 11.1) but excluding all Capital Expenditures, as more fully described in Section 7.4.

     Competing Business is a business whose sales of any of the following items exceed ten percent ( 10% ) of the total sales of such business at a specified location: (a) toys, including educational toys and/or computer software for children; and/or (b) games, including video games.

     Construction Allowance is that amount specified in Article I which Landlord will pay Tenant to perform Tenant's Work in accordance with the Work Letter.

     Control is the power, exercisable jointly or severally, to manage and direct a Person through the direct or indirect ownership of partnership or other business interest, corporate stock and/or voting rights.

     County is the County of Los Angeles, California.

     Default is a Party's breach of any covenant, condition or duty arising under this Lease.

      Delivery Date is the actual date Landlord shall have first ( i) completed all of Landlord's Work, including that necessary to satisfy the conditions contained in Section 2 (a) of Exhibit C (Work Letter), and (ii) delivered the Premises to Tenant ready for Tenant's installation of fixtures in the Building in accordance with Section 3 of the Work Letter, which date shall be no sooner than the Estimated Delivery Date specified in Article I nor later than forty-five (45) days thereafter. Upon the occurrence of the Delivery Date, Landlord shall deliver a Notice to Tenant of the Delivery Date for which Tenant shall give its Reasonable Approval within five (5) days.

      Effective Date is the earliest date the Parties shall have mutually executed and delivered this Lease and Landlord's Mortgagee shall have approved the Lease by executing and delivering to Tenant a Subordination, Non-disturbance and Attornment Agreement. For all purposes hereunder, the Effective Date shall be the date to be inserted on the Title Page hereof that Tenant receives the Subordination, Non-disturbance and Attornment Agreement, of which date Tenant shall promptly give Notice to Landlord.

      Estimated Delivery Date is that date specified in Article I on which Landlord estimates the Delivery Date will occur, which date shall be extended for each day that Force Majeure delays Landlord's Work.

     FF&E is all trade fixtures, furniture and equipment that Tenant installs in the Premises, at its expense, from and after the Effective Date.

     Force Majeure is any of the following events that prevents, delays, retards or hinders a Party's performance of its duties hereunder: act of God; fire; earthquake; flood; explosion; war; invasion; insurrection; riot; mob violence; sabotage; vandalism; inability to procure or general shortage of labor, equipment, facilities, materials or supplies in the open market; failure of transportation; strikes; lockouts; litigation; condemnation; requisition; governmental restrictions, including inability to obtain, or delay in obtaining, governmental consents or permits; laws or orders of governmental, civil, military or naval authorities; or any other cause, whether similar or dissimilar to the foregoing, not within such Party's control. Notwithstanding anything in this Lease to the contrary, Force Majeure shall not apply to the payment of Rent hereunder nor to a Party's lack of, or inability to procure, monies to fulfill its commitments and obligations under this Lease.

     GLA is gross leasable floor area of the interior ground floor of the Building or any structure in the Shopping Center intended for human occupancy, measured from the outside of exterior walls and the center of common walls, excluding, however, any mezzanine (if used only for office and storage purposes), truck well, truck loading dock, sidewalk or Common Area.

     Governmental Restrictions are any and all laws, statutes, official policies, ordinances, codes, decrees, rulings, regulations, writs, injunctions, orders, rules, conditions of approval or authorizations of any governmental entity, agency or political subdivision, now in force or hereafter adopted, which are applicable to the Premises or the use thereof as of the date such term is being applied.

     Gross Sales is the total of all selling prices of all merchandise sold to the public for cash or credit at the Premises (each sale upon installments or credit shall be treated as a sale for the full cash price at the time of sale), excluding:

l. returned merchandise for which Tenant gives the customer full credit or other discounts or allowances in lieu thereof;

2. uncollected sales amounts and dishonored check penalties Tenant collects from the customer;

3. goods returned to suppliers or transferred to other stores or warehouses of Tenant or its Affiliates not for purposes of completing a specific sale thereof to the public;

4. bulk merchandise, property other than stock-in-trade, store equipment or trade fixtures sold to one other than a regular retail customer;

5. interest, discounts or other charges Tenant paid to credit card providers or other credit or check-cashing accommodations;

6. sales, use, luxury, consumer excise, gross receipts or similar taxes imposed on sale of merchandise or services and collected from the customer or paid by Tenant and included in the selling price thereof; and

7. all merchandise sold at a discount to employees of Tenant or its Affiliates , not to exceed two percent ( 2 % ) of Gross Sales .

      HVAC system is the heating, ventilating and air-conditioning system for the Building.

    Hazardous Substance is any material or substance that is defined or classified under federal, state, or local laws as: (a) a "hazardous substance" pursuant to section 101 of the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. (0) 9601(14), or section 311 of the Federal Water Pollution Control Act, 33 U. S. C. (0) 1321, as now or hereafter amended; (b) a "hazardous waste" pursuant to section 1004 or section 3001 of the Resource Conservation and Recovery Act, 42 U.S.C. (0)(0) 6903, 6921, as now or hereafter amended; (c) a toxic pollutant under section 307 (a) (1) of the Federal Water Pollution Control Act, 33 U.S.C. (0) 1317(a) (1); (d) a "hazardous air pollutant" under section 112 of the Clean Air Act, 42 U.S.C. (0) 7412, as now or hereafter amended; (e) a "hazardous material" under the Hazardous Materials Transportation Uniform Safety Act of 1990, 49 U.S.C. App. (0) 1802(4), as now or hereafter amended; ( f ) toxic or hazardous materials, as defined in regulations promulgated now or hereafter under the aforementioned laws; or (g) any materials or substances presenting a risk to human health or the environment under other applicable federal, state or local laws, ordinances, or regulations, existing from and after the Effective Date. Hazardous Substance is any substance that, after release into the environment and upon exposure, ingestion, inhalation, or assimilation, either directly from the environment or directly by ingestion through food chains, will or may reasonably be anticipated to cause death, disease, behavior abnormalities, cancer, or genetic abnormalities, including, for example, asbestos, polychlorinated biphenyls ("PCBs"), petroleum and petroleum-based derivatives, and urea formaldehyde.

    Hazardous substances Laws are all applicable Governmental Restrictions pertaining to the use, generation, release, storage or disposal of any Hazardous Substance.

     Improvements are all improvements to the interior of the Building existing at the Effective Date or constructed in accordance with the Work Letter.

     Indemnify means that a Party (Indemnitor) shall indemnify, protect and defend the other Party (Indemnitee) from and against all Losses and Liabilities, resulting from the death, bodily injury or personal injury of any Person or physical damage to, or (in case of a mechanic's lien) economic loss of, any property arising out of the specified duties or conduct of the Indemnitor or its agents and employees. An Indemnitee includes a Party and its Representatives. No Party shall be obligated to Indemnify a proposed Indemnitee where the Losses and Liabilities (a) are caused, in whole or in part, by the Indemnitee's act, omission or negligence, or (b) has been released and waived in accordance with Section 11.4.

     Index is the United States Department of Labor, Bureau of Labor Statistics Consumer Price Index for All Urban Consumers in Los Angeles/Anaheim/Riverside (base year 1982-84 = 100) or any comparable successor or substitute index. If the Index changes so that the base year differs from the aforesaid base year, the Index shall be converted in accordance with the conversion factor published by said Bureau of Labor Statistics to the 1982-84 base year. If the Index is discontinued or revised during the Lease Term, such other government index or computation with which it is replaced shall be used in order to obtain substantially the same result as would be obtained if the Index had not been discontinued or revised.

    Insurance Costs are the premiums and deductible amounts Landlord incurs in maintaining insurance for the Shopping Center (including the Building and the Common Area), as more fully described in Section 11.1.

     Landlord is identified in Article I.

     Landlord's Work is all work the Landlord shall perform to the Building before delivering possession thereof to Tenant. See Exhibit C (Work Letter).

     Lease is this agreement by and between Landlord and Tenant for lease of the Premises.

     Lease Term is the period from the Rent Commencement Date until the expiration of this Lease in accordance with Section 4.1 or earlier termination of this Lease as provided in this Lease.

     Lease Year is each twelve ( 12 ) month period commencing February 1 subsequent to the Rent Commencement Date; provided, however, the first Lease Year shall commence on the Rent Commencement Date and end on the second January 31 occurring after the Rent Commencement Date. .

     Losses and Liabilities are all liabilities, claims, losses, causes of action, charges, penalties, liens (including mechanic's liens), damages, interest, costs and expenses (including reasonable attorney fees and costs) , of whatsoever character, nature and kind, whether to property or person, whether by direct or derivative action, and whether known or unknown, suspected or unsuspected, latent or patent.

     Minimum Sales is that minimum level of Gross Sales specified in Article I which, if not achieved during any consecutive twelve (12) months occurring between the thirtieth (30th) and fifty-fourth (54th) months of the Lease Term, shall permit Tenant to terminate this Lease on six (6) months' Notice.

     Mortgage is any mortgage or deed of trust encumbering from time to time the Landlord's or Tenant's estates in the Premises and/or the Shopping Center.

     Mortgagee is the holder of the beneficial interest of a Mortgage.

     Notice is any notice, payment, statement, request for approval, consent, reply, cure or performance, or other communication required or permitted between the Parties which shall be given as specified in Section 20.4.

     Notice of Default is a Party's Notice requesting the other Party cure its alleged Default within a specified time period, as specified in Section 14.2.

     Objectionable Use is any use of the Premises prohibited in Section 9.3.

     Option Term is any extension of the initial Lease Term arising from Tenant's exercise, in accordance with Section 4.2, of any of the options described in Article I.

     Parking Lot is all Common Area designated on the Site Plan for the passage and parking of vehicles, including all entrances, exits, access roads and driveways.

     Party is Landlord or Tenant.

     Parties are Landlord and Tenant.

     Percentage Rent is Rent payable annually equal to the percentage specified in Article I of the excess of Gross Sales over Base Sales, as more fully described in Section 5.3.

     Permittee is any subtenant, licensee, concessionaire, employee, agent, customer or invitee of Tenant.

     Person is an individual, partnership, firm, association, corporation, or any other form of business or governmental entity.

     Premises are the Building, Improvement's, other improvements made to the Building from time to time, and the land thereunder as well as the following easements in the Common Area appurtenant thereto: an exclusive easement to use the truck loading docks, truck wells and truck staging area located at the rear of the Building; exclusive and nonexclusive easements for signage as described in the Work Letter; and a nonexclusive easement to use the Common Area for access and parking.

      Real Estate Taxes are all real estate taxes and assessments for land, improvements and fixtures levied or assessed by any lawful authority on the Shopping Center for each tax fiscal year, including sewer rents, excises, levies, charges for public utilities and all other charges of whatsoever kind and nature and whether any of the foregoing be general or special, ordinary or extraordinary, foreseen or unforeseen, as finally determined in accordance with law, net of any applicable abatements, refunds or rebates but specifically including costs (including reasonable attorney fees) incurred in connection with any contest of Real Estate Taxes. Real Estate Taxes are further defined in
Section 6.1.

     Reasonable Approval means a Party's Notice of approval or disapproval, which shall be given reasonably and promptly to the other Party.

     Remedial Work is any and all monitoring, investigation, clean-up, removal, abatement, rededication and/or other remedial work the Hazardous Substance Laws may require because of the presence of any Hazardous Substance on any part of the Shopping Center.

      Rent is the Base Rent, Percentage Rent and all Additional Rent due under this Lease.

     Rent Commencement Date is that date which is one hundred five (105) days after the Delivery Date; provided, however, the Rent Commencement Date shall be extended f or each day that Force Majeure delays Tenant Work (but not the securing of building permits therefor) and otherwise as Section 2(b) of Exhibit C provides.

     Representatives are the officers, directors, shareholders, managers, staff, employees, members, agents, principals, affiliates, partners, independent contractors, attorneys, accountants and representatives of the referenced entity and the predecessors, heirs, successors and assigns of all such Persons.

     Restricted Use is any exclusive or restricted use Landlord shall have granted to another tenant in its lease at the Shopping Center at the Effective Date as listed in Exhibit I (Restricted Uses) or at any time thereafter; provided, however, that Landlord shall grant any such exclusive or restricted use after the Effective Date that conflicts with Tenant's exclusive use set forth in Section 9.2.

     Shopping Center is all land, improvements and fixtures ( including the Premises) existing from time to time and constituting a shopping center in the location and with the aggregate GLA shown therefor in Article I.

    Site Plan is the plan showing the location of all structures and improvements in the Shopping Center, approved by the Parties and contained in Exhibit A (Site Plan).

    Subordination, Non-disturbance and Attornment Agreement is that form of agreement attached as Exhibit D (Subordination, Non-disturbance and Attornment Agreement) or any other form agreement complying with Article XVI and containing commercially reasonable provisions customarily contained in such an agreement prepared by a commercial lender.

    Tenant is identified in Article I.

    Tenant's Contractor is identified in Article I.

     Tenant's Share is that percentage of Common Area Costs ( including Insurance Costs) and Real Estate Taxes equal to a fraction thereof, the numerator of which is the GLA of the Building, and the denominator of which is the aggregate of the GLA of all buildings in the Shopping Center; provided, however, notwithstanding the foregoing, Tenant's Share shall never exceed that percentage, if any, set forth in Article I, except where the GLA of all buildings in the Shopping Center is reduced due to casualty or condemnation.

     Tenant's Work is all Improvements to the interior of the Building that Tenant shall install in accordance with Tenant's specifications and requirements and whose quality shall be consistent with the highest quality of Tenant's stores operating at the Effective Date.

     Uncured Default is any Default which a Party has failed to cure within the period required in a Notice of Default. See Article XIV.

     Work Letter is the Parties' agreement for construction of the Improvements set forth in Exhibit C (Work Letter).

     Zone of Control is that portion of the Common Area shown on Exhibit A (Site
Plan) in which all changes from its condition at the Effective Date are subject to Tenant's Reasonable Approval, in accordance with Section 7.1.


                                   ARTICLE III
                               DEMISE OF PREMISES

     3.1 Premises. For and in consideration of the covenants and agreements contained herein and other valuable consideration,Landlord leases to Tenant, and Tenant leases from Landlord, the Premises upon the terms and conditions set forth herein.

     3.2 Improvements. The Parties shall construct the Improvements to the Premises in accordance with the Work Letter.

     3.3 Building. Subject to the terms and conditions of this Lease, including Landlord's completion, and Tenant's Reasonable Approval, of Landlord's Work in accordance with the Work Letter, Tenant accepts the Building and remainder of the Shopping Center "AS IS."

     3.4 shopping|^| Center. The Shopping Center has approximately the aggregate GLA set forth in Article I and is legally described in Exhibit B (Legal Description of Shopping Center).

                                   ARTICLE IV
                                   LEASE TERM

     4.1 Lease Term. The Lease Term shall commence on the Rent Commencement Date and shall expire on the last day of the later to occur of (i) the TENTH (10th) Lease Year (i.e., January 31, 2007) or (ii) the FIFTH (5th) Lease Year of the last Option Term, if any, that Tenant shall have exercised pursuant to Section
4.2. It is expressly acknowledged and agreed by the Parties that this Lease and the terms and provisions hereof are binding in all respects on the Effective Date, notwithstanding that the Lease Term does not commence and certain obligations, including the obligation to pay Base Rent, do not accrue until a later time as expressly provided elsewhere in this Lease.

     4.2 Option Terms. Tenant shall have that number of successive options to extend the Lease Term by the Option Terms specified in Article I, upon the same terms and conditions of the Lease then in effect, except as otherwise expressly provided herein, exercisable by Tenant on not less than six (6), nor more than twelve (12), months' Notice to Landlord prior to expiration of the Lease Term or Option Term, as the case may be. If Tenant fails to give any such Notice within the aforesaid time limit, Tenant's right to exercise its option shall nevertheless continue until thirty (30) days after Landlord gives Tenant Notice of Landlord's election to terminate such option, and Tenant may exercise such option at any time until the expiration of said thirty (30) day period. Landlord shall have the right to extend the Lease Term from one (1) to six (6) months at the then-existing Rent on Notice given to Tenant within five ( 5 ) days after Tenant fails, or gives Notice of its decision not, to accept an Option Term within said thirty (30) day period. Notwithstanding Tenant's failure to give Notice of its acceptance of an Option Term, Tenant shall be deemed to have elected to extend the Lease Term by an Option Term if Tenant pays, and Landlord negotiates payment of, the increased Rent applicable for the first month of such Option Term. After the valid exercise of any option to extend, all references in this Lease to the Lease Term hereof shall be to the Lease Term as extended, and all references to the end of `r-he Lease Term shall be to the end of the Lease Term as extended.

     Tenant's right to exercise the option to extend for each Option Term is subject to satisfaction of the following conditions precedent: (i) this Lease shall be in effect at the time Tenant gives

Notice of its exercise of an option to extend and on the last day of the Lease Term prior to its extension; (ii) Tenant shall not be in Default under any provision of this Lease at the time Tenant gives Notice of its exercise of the option nor shall a Default exist as of the last day of the Lease Term prior to its extension; and (iii) Tenant's Notice of exercise of the option to extend shall be delivered in compliance with the requirements and limitations in this
Section 4.2. The options to extend the Lease Term provided in this Section 4.2 shall immediately and automatically terminate and shall be of no further force or effect in the event that this Lease is terminated in accordance with the terms and provisions of this Lease.

    4.3   Early Lease Termination; Release.

    (a) Delivery Date. On immediate Notice to Landlord, Tenant shall have the right to terminate this Lease if the Delivery Date does not occur within forty-five (45) days of the Estimated Delivery Date.

     (b) Minimum Sales; Competition. On six (6) months' Notice to Landlord delivered within twelve ( 12 ) months after the occurrence of either or both of the events described in subpart (i) or (^n), Tenant shall have the right to terminate this Lease if, between the thirtieth (30th) and fifty-fourth (54th) months of the Lease Term:

       ( i) Tenant's Gross Sales do not exceed the Minimum Sales for any consecutive twelve (12) month period, or

       ( ii ) Either Toys R Us or WalMart opens a store within five ( 5 ) miles of the perimeter of the Shopping Center.

       (c) Release. Upon termination of the Lease under Sections 4.3(a) or (b), 9.5, 9.6, 18.4 or 20.14, (i) each Party shall thereafter be released and have no further liability or obligation to the other or to any third party with respect to this Lease (except for Rent and Losses and Liabilities that accrued prior to the date of such Lease termination), (ii) Tenant shall have no further rights whatsoever with respect to the Premises, and (iii) Landlord shall promptly refund to Tenant all Rent Tenant shall have paid for any portion of the Lease Term that would have occurred after the date of such Lease termination.


                                    ARTICLE V
                                      RENT

    5.1 Base Rent. For each Lease Year, Tenant shall pay Landlord the Base Rent, subject to adjustment in accordance with Section 5.2; provided, however, Tenant shall pay one-twelfth (1/12) of the Base Rent for each month in excess of twelve
(12) months occurring during the first Lease Year.

      Tenant shall pay Base Rent in advance, in equal monthly installments, on the first day of each and every calendar month from and after the Rent Commencement Date during the Lease Term. Base Rent shall be proportionately reduced for any partial month occurring during the Lease Term based on a thirty
(30) day month.

     5.2 Consumer Price Index Increases. Subject to the limitations set forth herein, the Base Rent shall be increased on each Adjustment Date by the percentage of increase, if any, in the Index as follows. On each Adjustment Date, the Base Rent shall be adjusted by multiplying the initial Base Rent by a fraction, the numerator of which is the applicable Adjustment Index and the denominator of which is the Beginning Index; provided, however, the increase in Base Rent over the previously applicable Base Rent shall not exceed twelve and one-half percent (12.5%) at each Adjustment Date. The amount so determined shall be the adjusted Base Rent payable under Section 5.2 for the Lease Year beginning on the applicable Adjustment Date and until the next Adjustment Date.

     5.3 Percentage|^|e Rent. Not later than sixty (60) days after the end of each Lease Year, Tenant shall deliver to Landlord for such Lease Year (1) a Notice, signed by a responsible officer of Tenant, reporting the amount of Tenant's Gross Sales and all amounts excluded therefrom, ( 2 ) a copy of Tenant's state and local sales tax reports, and (3) Percentage Rent computed on the excess of Gross Sales reported over Base Sales.

      Tenant shall record at the time of sale, in the presence of the customer, all receipts from sales or other transactions whether for cash or credit in cash registers that provide a cumulative total and that number consecutive purchases.

     For three (3) years following the end of each Lease Year, Tenant shall keep full and accurate books of account and records of Gross Sales, including all cash register receipts, credits, refunds and other pertinent transactions, generated in the operation of the business of Tenant and any subtenant, licensee or concessionaire at the Premises. On five (5) days' Notice, Landlord or a certified public accountant designated by Landlord shall have the right to inspect and audit such books and records at the Premises at all reasonable times during regular business hours to determine Gross Sales.

     If Landlord determines as a result of such audit that Tenant has underpaid Percentage Rent, then Tenant shall immediately pay the deficiency in Percentage Rent with interest at the Agreed Rate from the date of underpayment until paid. In addition, if Landlord's audit shows that Tenant has under-reported Gross Sales by more than two percent (2%), then Tenant shall pay all Losses and
Liabilities Landlord shall have incurred in conducting such audit. Any information Landlord obtains from Tenant's reports and records of Gross Sales shall be confidential and shall not be disclosed other than to carry out the purposes of this Lease; provided, however, Landlord may divulge the contents of any such reports and records in connection with any financing arrangements, sales or assignments of Landlord's interest in the Premises or any administrative or judicial proceedings in which Landlord is involved where Landlord may be required to divulge such information. Landlord's receipt of any report of Gross Sales or payment of Percentage Rent shall not bind Landlord as to the correctness of thereof.

     5.4 Late Charge : Interest; Miscellaneous. If, for three (3) or more months in a Lease Year, Tenant fails to pay the monthly Base Rent due each month under this Lease within ten (10) days after Landlord's delivery of Notice that such monthly Base Rent is overdue, then commencing with such third month and continuing every month thereafter that Base Rent is overdue, Tenant shall pay immediately to Landlord an additional five percent ( 5% ) of each amount of Base Rent as liquidated damages, it being agreed that such amount represents a reasonable estimate of the Losses and Liabilities (other than interest due on the unpaid Base Rent) that Landlord will suffer in such circumstances.

     Landlord's acceptance of the Rent without the late charge will not constitute a waiver of Tenant's Default with respect to Tenant's nonpayment of the late charge, nor prevent Landlord from exercising any other rights and remedies available under this Lease. Land-lord's failure to require or collect the late charge in any one or more instances shall not constitute a waiver of the right to collect subsequent late charges. Rent shall be paid without deduction, abatement, offset, prior Notice or demand, except to the extent otherwise expressly provided in this Lease.

    Any unpaid Rent that becomes an Uncured Default shall bear interest at the Agreed Rate from the date such Uncured Default first occurs until paid.

    Tenant shall pay all installments of Rent to Landlord as they become due in lawful money of the United States of America in cash or by corporate check drawn on sufficient available funds, at the address shown for Landlord in Article I or such other address of which Landlord shall have delivered Notice to Tenant from time to time.

                                   ARTICLE VI
                                      TAXES

    6.1   Real Estate Taxes.

     (a) Landlord shall pay all Real Estate Taxes. Landlord shall take the maximum benefit of any law allowing Real Estate Taxes to be paid in installments, and if installments are allowed, only the amount actually paid by Landlord during the applicable tax year shall be included in Real Estate Taxes for purposes of this Article VI. The Parties shall make appropriate adjustments to previous reimbursements from Tenant to Landlord on account of any abatements, refunds or rebates of Real Estate Taxes immediately following the determination of the amounts thereof.

     (b) Notwithstanding anything which may be or appear to be herein to the contrary, if at any time during the Lease Term, any authority having the power to tax, including without limitation any federal, state, county, city government or any political subdivision thereof (a "Taxing Authority") shall alter the methods and/or standards of taxation and assessment (the "Tax Plan") against the legal or equitable interests of Landlord in the Shopping Center or the underlying realty, in whole or in part, so as to impose a Tax Plan in lieu of or in addition to the Tax Plan in existence as of the date of this Lease, Real Estate Taxes due from Tenant under this Lease shall include such additional taxes, assessments, excise, surcharge, fee, levy penalty, bond or similar impositions (collectively, "Impositions") based upon such other Tax Plan, including without limitation any Impositions (a) on Landlord's right to, or receipt of, rental or other income from the Shopping Center (but not on such income) or as against Landlord's business of leasing the Shopping Center, (b) in substitution or in lieu, partially or totally, of any Impositions assessed upon the Shopping Center prior to any such alteration in the Tax Plan, (c) on Tenant's possession, leasing, operation, management, maintenance, alteration, repair, use or occupancy of the Premises or any portion thereof, and (d) upon this Lease transaction or any document to which Tenant is a party which creates or transfers any interest or estate in or to the Premises other than a documentary transfer tax described in Section 20.11. Any special, unforeseen or extraordinary Impositions, however described, shall be considered as Real Estate Taxes for the purposes of this Lease, except to the extent specifically excluded pursuant to subparagraph (c) below.

     (c) Notwithstanding anything herein to the contrary, Real Estate Taxes shall not include the following: (i) income, intangible, franchise, capital stock, estate or inheritance taxes or taxes substituted for or in lieu of the foregoing exclusions; and (ii) any taxes applicable to periods prior to the Rent Commencement Date or any assessment for special improvements to the Shopping Center, including but not limited to the widening of exterior roads, the installation of sewer lines, sanitary and storm drainage systems and other utility installations, but only if such assessment is made within two (2) years after the Rent Commencement Date.

     (d) If the Shopping Center is reassessed for purposes of RealEstate Taxes because Landlord transfers some or all of its interest in the Shopping Center or in any entity owning the Shopping Center, Tenant shall pay Tenant's Share of any increase in Real Estate Taxes arising from Landlord's first (lst) such transfer but thereafter shall pay no portion of any such increase arising from any subsequent transfer by Landlord; provided, however, that if Tenant elects to extend the Lease Term by an Option Term, Tenant shall pay Tenant's Share of the increases in Real Estate Taxes arising from all of Landlord's transfers that occurred prior to the commencement of such Option Term.

     (e) Landlord shall pay all Real Estate Taxes upon the Shopping Center prior to the last date that the same may be paid without penalty or interest or prior to the last day that any discount is available. Without cost to Tenant, Landlord shall bear all interest, penalties, late charges and lost discount amounts, if any, incurred as a result of Landlord's failure to timely pay any installment of Real Estate Taxes. Notwithstanding the foregoing, Landlord shall not be obligated to accelerate any such payments otherwise payable in installments to obtain a discount.

    6.2 Personal Property Taxes. Tenant shall pay all personal property taxes assessed on Tenant's personal property on the Premises . If Landlord has paid any such tax in the first instance, as required by the applicable taxing authority, Tenant shall reimburse Landlord upon Tenant's receipt of paid invoices for such taxes, provided that Landlord shall use reasonable efforts to deliver Notice to Tenant of any such tax prior to Landlord's payment thereof.

     6.3   Proration of Taxes.

     (a) On thirty (30) days' Notice from Landlord of Tenant's Share of Real Estate Taxes due and a computation thereof, Tenant shall reimburse Landlord for Tenant's Share of such Real Estate Taxes.

     (b) If the first Lease Year commences, or the last Lease Year ends, on other than the first or last day, respectively, of the tax fiscal year, Tenant|^|s Share of Real Estate Taxes for the first or last Lease Year shall be a fraction of the Real Estate Taxes for the full tax fiscal year whose numerator is the number of days of such Lease Year in the tax fiscal year and whose denominator is three hundred sixty-five (365).

     (c) Landlord shall furnish Tenant with copies of all bills for Real Estate Taxes promptly upon receipt thereof and in sufficient time to allow Tenant to determine whether or not to contest any increase in Real Estate Taxes. If Tenant desires to contest such tax increase, Tenant shall promptly Notify Landlord and Tenant shall have the right to do so at its expense. Notwithstanding such contest, Tenant shall continue to pay timely Tenant's Share of Real Estate Taxes due as provided in this Article VI. Landlord shall not be required to join in any contest brought by Tenant unless the provisions of any law require that the proceeding or contest be brought by, or in the name of Landlord or any owner of the Premises. In that case, Landlord shall join in the contest or permit it to be brought in Landlord's name, but such action shall be without cost to Landlord and Tenant shall reimburse Landlord upon demand for any reasonable attorney fees and costs incurred therein. If Tenant does contest such tax increase and a savings results, Tenant shall protection and the maintenance and repair of fire protection systems; storm drainage and the maintenance and repair of storm drain systems; and patching, re-paving and striping of the parking area. Landlord shall paint, stripe and otherwise maintain, repair and replace all improvements to the Common Area, including all access ways, the Parking Lot, sidewalks, retaining walls, restrooms (if any), benches, building directories, light poles, directional signs, pedestrian coverings and any other improvements not listed herein, as necessary in a manner consistent with the quality and character of first-class shopping centers in the market area of the Shopping Center.

      7.1 Common Area Costs. Common Area Costs include all costs, premiums and charges incurred by Landlord with respect to the operation, repair and maintenance of the Common Area as provided in Section 7.3 above, including without limitation the following: personnel to implement the foregoing services; personal property taxes and assessments on the improvements comprising, or equipment servicing, the Common Area; any governmental imposition or surcharge imposed upon Landlord or assessed against any portion of the Common Area with respect to Landlord's operation thereof; maintenance of the area(s), if any, designated by Landlord for the storage and removal of rubbish, and the costs of such removal (excluding rubbish bins owned or rented by Tenant and other tenants of the Shopping Center); amortized cost of, or rent for, maintenance and operating machinery and equipment, if owned or rented respectively; Insurance Costs; and an administrative fee, payable to Landlord for administering the foregoing services and for accounting, bookkeeping and collection of the Common Area Costs, in an amount equal to ten percent (10%) of the Common Area Costs excluding Real Estate Taxes and Insurance Costs. Landlord may cause any or all of the foregoing services to be provided by an independent contractor or contractors or by an Affiliate of Landlord.

     Notwithstanding anything herein to the contrary, none of the following items shall be Common Area Costs: (i) expenses incurred in leasing space, such as legal expenses, brokerage commissions or advertising or promotional expenses;
(ii) interest and amortization under mortgages or any other secured or unsecured loan payable by Landlord; (iii) expenses separately reimbursed by any other tenants of the Shopping Center other than pursuant to Common Area maintenance provisions in their respective leases; (iv) financing and refinancing costs, including fees paid by Landlord to obtain financing or refinancing such as origination fees and brokerage commissions; (v) Landlord's management and overhead costs (other than the administrative fee described herein above); (vi) depreciation; (vii) costs incurred in connection with the enforcement of leases, including attorney fees or other costs incurred in connection with summary proceedings to dispossess any other tenant in the Shopping Center; (viii) any Capital Expenditure (which shall not include the costs for re-paving and re-striping the Parking Lot); ( ix) costs for re-paving and re-striping the Parking Lot to the extent such costs exceed the reasonable costs for such re-paving more than once every five (5) years and for such re-striping more than once every two (2) years and provided that no more than one-fifth (1/5) of such costs shall be included in Common Area Costs annually; (x) any expenses associated with any special requirements of a particular tenant in connection with the Common Area or the maintenance thereof; and (xi) Landlord's costs incurred under Section 10.1.

    7.5 Payment. Landlord's budgeted Common Area Costs at the Rent Commencement Date are set forth in Article I. In December of each calendar year during the Lease Term, Landlord shall deliver Notice to Tenant of Landlord's reasonably estimated budget for Common Area Costs for the next calendar year and Tenant's Share thereof. Contemporaneously with its payment of Base Rent, Tenant shall pay Landlord one-twelfth (1/12) of said estimated Tenant's Share as set forth in the Notice. If Landlord fails to deliver any such Notice for any calendar year, Tenant shall continue to pay the amount Landlord shall have estimated in its most recent Notice thereof to Tenant.

    Within ninety (90) days after the end of each calendar year, or quarter at Landlord's option, Landlord shall prepare a detailed statement reconciling budgeted and actual Common Area Costs for such period and shall deliver Notice to Tenant thereof . If Tenant shall have overpaid its actual Tenant's Share for such period, Landlord shall credit Tenant's Share with such overpayment; but if Tenant shall have underpaid its actual Tenant's Share for such period, Tenant shall reimburse Landlord the amount of such underpayment within fifteen (15) days of such Notice.

     Landlord shall retain all its records relating to the Common Area Costs at Landlord's principal office for three (3) years, and upon reasonable prior Notice to Landlord, Tenant shall have the right to audit all of Landlord's records relating to such costs annually; provided, however, that any such audit of records relating to such costs which are contained within a statement delivered to Tenant must take place within one (1) year of receipt of such statement or Tenant shall be deemed to have accepted such costs. Appropriate adjustments shall be made for errors in the computation of such costs revealed by such audit. If Tenant's audit shows that Tenant was charged more than one hundred three percent ( 103 % ) of the actual Tenant's Share for any audited period, Landlord shall reimburse Tenant for the reasonable costs of Tenant's audit within fifteen (15) days after Tenant's Notice to Landlord of such audit findings and costs; otherwise, Tenant shall bear the expenses of Tenant's audit.

     7.6 Rules and Regulations. From time to time, |^|Landlord shall have the right to establish, amend and enforce against Tenant and the other users of the Common Area such reasonable, nondiscriminatory rules and regulations as may be deemed necessary or advisable for the proper and efficient operation and maintenance of the Common Area. These rules and regulations may include, without limitation, the hours during which the Common Area shall be open for use and reasonable restrictions on Tenant's employees parking, such as requiring Tenant's employees to park at the rear of the Shopping Center.

     Landlord may, if in Landlord's opinion the same is advisable, establish a system or systems of parking validation or other type operation to attempt to limit the use of the parking facilities within the Common Area to customers of tenants in the Shopping Center, including a system of charges against non-validated parking checks of users; provided, however, that Landlord shall not voluntarily impose a parking fee to the customers of Tenant or of other tenants in the Shopping Center.

    Tenant shall conform to and abide by all such rules and regulations in Tenant's use and the use by Tenant's customers and patrons of the Parking Lot; provided, however, that all such rules and regulations and such types of operation or validation of parking checks and other matters affecting the customers and patrons of Tenant shall apply equally and without discrimination to all Persons entitled to use the Parking Lot. Landlord shall not be responsible to Tenant or to any other Person for the nonperformance by any other Tenant, occupant or invitee of the Shopping Center of any rules and regulations now or in the future promulgated by Landlord.

     7.7 Additional Land. Landlord shall have the right, but not the obligation, to annex "Out Parcel No. 1" as shown on Exhibit A (Site Plan) to the Shopping Center.


                                  ARTICLE VIII
                                    UTILITIES

     8.1 Utilities Usage. Tenant shall pay the applicable utility companies or governmental agencies directly for all utilities Tenant consumes on the Premises. Landlord shall not take any action that will interrupt or interfere with any electric, gas, water, sewage and/or telephone service to the Premises. If any such interruption or interference occurs as a result of Landlord's gross negligence or wilful misconduct and continues for longer than one (1) day, Tenant's Base Rent shall be fully abated for each additional day that such interruption or interference continues.

     8.2 Utilities Repair. If utility conduits or other equipment in, on or under the Shopping Center (but not within the Premises) must be repaired to service the Premises with such utilities, Landlord shall promptly make all such repairs which shall be a Common Area Cost.

                                   ARTICLE IX
                     USE; EXCLUSIVE; ASSIGNMENT AND SUBLEASE

     9.1 Use. Tenant shall use the Premises solely for the retail sale of toys and other incidentally related items customarily sold in other stores of Tenant or its Affiliates and for no other purpose without Landlord's Reasonable Approval. Landlord shall give its Reasonable Approval if the proposed alternative use is (i) consistent with a "first-class promotional retail center" and (ii) neither an Objectionable Use nor a Restricted Use at that time.

     Notwithstanding anything in the Lease to the contrary, Tenant shall be permitted to do each of the following for promotional purposes only: (1) use the sidewalk contiguous with the Premises for (i) promotional events and/or to provide refreshments to employees and customers, subject to Landlord's Reasonable Approval, and (ii) twelve (12) sales each Lease Year, with each sale lasting no more than three (3) days, and additional sales, subject to Landlord's Reasonable Approval; (2) park trailers for additional storage in the Common Area at the rear of the Premises from October through December; ( 3 ) periodically paint professionally up to fifty percent (50%) of the windows of the Premises;, and (4) professional- ly install banner signs on the exterior of, the Premises periodically to advertise special sales or events; provided, however, no such activities shall violate Governmental Restrictions, impede pedestrian or vehicular traffic, or interfere with the business activities of other tenants of the Shopping Center.

     9.2 Exclusives. So long as Tenant uses substantially all of the Premises for the retail sale of toys and other incidental related items customarily sold in other stores of Tenant or its Affiliates, neither Landlord nor any Affiliate of Landlord shall lease, or otherwise authorize the use of, any space in the Shopping Center, or during the first five (5) Lease Years, any retail space Landlord or its Affiliate own within a five (5) mile radius of the Shopping Center for the operation of any Competing Business.

     The foregoing restriction shall not apply to any space whose lease at the Effective Date, or any space that Landlord or any Affiliate acquires within said five (5) mile radius after the Effective Date whose lease at the acquisition date, permits operation of a Competing Business. Landlord represents and warrants that, except as disclosed in Exhibit I (Restricted Uses) or Exhibit J (Existing Uses) , no lease for space in the Shopping Center in effect at the Effective Date permits operation of a Competing Business.

     For purposes of this Section 9.2 only, an "Affiliate of |^| Landlord" is an Affiliate whose Control results from owning at least fifty percent (50%) of the interests, stock or voting rights.

     At no time shall Landlord grant any exclusive to any tenant or other occupant of space in the Shopping Center that may encumber, violate or infringe upon Tenant's exclusive use of the Premises. Landlord's foregoing covenant, warranty and representation has materially induced Tenant to enter into this Lease and, if Landlord breaches the same, Tenant shall have the right to seek appropriate injunctive or other equitable relief in addition to any and all other remedies at law.

     9.3 Objectionable Uses. Neither the Premises nor any other portion of the Shopping Center shall be used for any nonretail use other than service uses common to first-class shopping centers such as banks, real estate brokerages, and travel agencies. Except for the uses listed in Exhibit J (Existing Uses), Landlord shall not lease, or permit the use of, any portion of the Shopping
Center for any of the following purposes: bookstore, movie or video business primarily selling, exhibiting or delivering pornographic or obscene materials; any so-called "head shop"; video or other type of game room or arcade; off-track betting parlor; pawn shop; business selling so-called "second-hand goods" (except for "high-end resale" stores for clothing, sporting goods and alike located in similar quality shopping centers); junk yard; flea market; recycling facility (except as required by or necessitated by Governmental Restrictions including those which impose fees or penalties for the failure to provide a recycling facility); motor vehicle or boat dealership or storage facility (except at the rear of the Shopping Center and not visible to the public) ; vehicle repair shop ( including lubrication and/or service center); body and fender shop; car wash facility; auditorium; sports or other entertainment viewing facility (whether live, film, audio/visual or video); discotheque, dance hall, bar or night club unless part of a restaurant located more than two hundred feet (200' ) from the Premises; bowling alley; skating rink; health spa or exercise facility having more than three thousand (3,000) square feet of GLA; office other than that incidental to permitted uses or with rear entry only; industrial or manufacturing uses; restaurant/bar unless located more than two hundred feet (200' ) from the Building; dry cleaning or laundry plant unless an establishment that receives and dispenses items for laundering and/or dry cleaning other than on its premises; and any training or educational facility including, for example, a beauty school, barber college, reading room, place of instruction or any other activity catering primarily to students or trainees as opposed to customers (other than one used exclusively as a children's tutorial facility).

     No oil development operations, oil refining, quarrying or mining operations of any kind shall be permitted upon or in anyportion of the Shopping Center, nor shall oil wells, tanks, tunnels, or mineral excavation or shafts be permitted upon the surface of any portion of the Shopping Center, or within five hundred feet (500') below the surface of any portion of the Shopping Center. No derrick or other structure designed for use in boring for water, oil, natural gas or other minerals shall be erected, maintained or permitted on any portion of the Shopping Center. Notwithstanding the foregoing, tanks shall be permitted under the Shopping Center so long they are maintained or closed in accordance with all Governmental Restrictions.

    Landlord shall not allow these uses to operate in the Zone of Control without Tenant's Reasonable Approval: traveling carnivals, fairs, auctions, shows, kiosks, booths for the sale of fire works, sales by transient merchants utilizing vehicles or booths and other promotions of any nature. If unauthorized Persons, including tenants or invitees of tenants of the Shopping Center, utilize the Parking Lot for other than temporary parking as customers while shopping in the Shopping Center, upon Tenant's request Landlord shall take whatever action Landlord deems reasonably necessary to prevent said unauthorized utilization and the cost of such action shall be a Common Area Cost.

     Landlord approves Tenant's inventory and FF&E lender's use of the Premises in accordance with the terms of Exhibit E (Access and Rental Payment Agreement)
 . Tenant shall not use or suffer or permit any Person to use the Premises to conduct an auction, distress, fire or bankruptcy sale, or for any purpose in violation of applicable Governmental Restrictions. Tenant shall keep the Premises (including exterior and interior portions of all windows, doors and all other glass) in a clean and wholesome condition, free of any loud or objectionable noises (including, without limitation, loudspeakers which can be heard outside of the Premises), odors or nuisances and otherwise in compliance with all applicable health and police Governmental Regulations. Tenant shall not place a load on any floor exceeding the floor load per square foot such floor was designed to carry. Tenant shall not install, operate or maintain any heavy item of equipment in the Premises except in such manner as to achieve a proper distribution of weight.

     Except as permitted under Sections 9.1 and 10.4, Tenant shall not display or sell merchandise nor allow carts, portable signs, devices or any other objects to remain outside the exterior walls, roof and doorways of the Building, shall not use the roof of the Premises for any purpose, and shall not cause, or do any act that may result in a, violation of the roof bond for the Building.

     9.4 compliance with Governmental Restrictions. During the Lease Term, (i) the Premises and each portion thereof shall comply with all Governmental Restrictions and Tenant shall, at its sole cost and expense, take such steps as may be required, from time to time, to maintain such compliance, (ii) neither the Premises nor any portion thereof shall be improved, used or occupied in violation of any Governmental Restrictions by Tenant, and (iii) Tenant shall not permit any act to be done or any condition to exist on the Premises or any part thereof or any article to be brought thereon, which does not comply in all respects with all Governmental Restrictions or which may be dangerous or which may make void or voidable any insurance then in force with respect thereto. Tenant shall pay when and as due all license fees, permit fees and charges of a similar nature for the conduct by Tenant or any subtenant of any business or undertaking authorized hereunder to be conducted in the Premises.

     9.5 Assignment and subletting Provided Tenant is not then in Default, upon thirty (30) days' Notice to Landlord, Tenant shall have the right to assign this Lease, or sublet all or any portion of the Premises with Landlord's Reasonable Approval. Landlord shall not withhold its approval of such transfer if (i) the transferee's proposed use of the Premises is consistent with a "first-class promotional retail center" and is not an Objectionable Use or Restricted Use, and (ii) the proposed transferee has a reasonably acceptable net worth and business experience respecting its proposed use of the Premises. Tenant shall not require Landlord s approval, and shall be released from all Losses and Liabilities accruing and arising under the Lease from and after the date of an assignment of the Lease, if the assignee, in addition to satisfying the requirements of subpart (i) of this Section 9.5, (a) has a minimum net worth of Five Hundred Thousand Dollars ($500, 000) and (b) has earned a profit during the past three (3) full fiscal years in operating its retail business. If Tenant is not released because all of the foregoing criteria are not satisfied, Tenant shall remain fully responsible under the Lease, notwithstanding that Landlord approves the assignment. Tenant's Notice of an assignment or sublease shall include evidence of the transferee's net worth and past business profit (as shown in financial statements and tax returns) and copies of all proposed agreements and documents (collectively, the "Transfer Documents") memorializing, facilitating and/or evidencing the proposed assignment or sublease. The Transfer Documents shall expressly provide that an assignee assumes the Lease and a subtenant is bound by all of Tenant's duties under the Lease except payment of Rent; provided, however, that a subtenant shall become obligated to pay Rent under the Lease if the subtenant fails to surrender possession of the Premises upon expiration or earlier termination of the Lease.

     Any single transfer of, or successive transfers cumulating, fifty percent (50%) or more of any stock or ownership interest in Tenant shall be an assignment of this Lease for purposes of this Section 9.5.

     After receiving Notice of Tenant's intended assignment or sublease, Landlord shall have the right to terminate this Lease on thirty (30) days' Notice to Tenant unless Tenant rescinds its prior Notice of assignment or sublease within said thirty (30) day period. If the Lease so terminates, the provisions of Section 4.3(c) shall apply. If Tenant consummates the assignment or sublease, Tenant shall promptly deliver a copy of the executed Transfer Documents to Landlord.

     On the effective date of transfer by assignment of this Lease or sublease of the Premises, the Base Rent for the portion of the Premises transferred shall be increased by one-half (1/2) of all rent and other consideration the transferee shall pay to Tenant (as and when so paid) pursuant to the executed Transfer Documents in excess of the total Rent otherwise payable under this Lease. In no event shall the Base Rent, after such assignment or subletting, be less than the Base Rent payable immediately prior to such assignment or subletting.

     At all times, Tenant shall have the right to Mortgage its interest in this Lease, provided the proceeds of the Mortgage are used solely to construct Tenant's Work, make alterations to the Premises under Section 10.3, or otherwise install FF&E in the Premises. Before obtaining a Mortgage, Tenant shall deliver a complete copy of the Mortgage documents to Landlord for its Reasonable Approval as to the form of the documents.

     9.6 Business operation. Tenant has no duty to operate any business in the Premises. If Tenant does not continuously operate its business at the Premises at all times the Shopping Center is open for business for more than ninety (90) days (excluding any period of not more than ninety (90) days while the Premises are being repaired or restored), Landlord shall have the right to terminate the Lease on thirty (30) days' Notice to Tenant unless Tenant resumes normal business operations at the Premises within said thirty (30) day period. If the Lease so terminates, the provisions of Section 4.3(c) shall apply.

     9.7 Noncompetition. During the first five (5) Lease Years after Tenant opens for business, Tenant and its Affiliates shall not directly or indirectly, as an owner, operator, proprietor, manager, stockholder, officer, director, franchiser, franchisee, principal, agent, lender, consultant or partner, operate any business within five (5) miles of the Premises that directly or indirectly competes with the business conducted at the Premises; provided, however, Tenant is not precluded from operating such a business that Tenant acquires from any Person that is not an Affiliate of Tenant at the Effective Date. If Tenant or its Affiliates violate this non-competition covenant, Tenant shall report the Gross Sales of such competing business to Landlord which may, without limiting its remedies and for so long as Tenant or its Affiliates operate the competing business, include such Gross Sales of the competing business in the Gross Sales of the Premises for the purpose of computing the Percentage Rent due under this Lease. If a court of competent jurisdiction determines that the foregoing non-competition covenant is illegal or unenforceable in whole or in part, the covenant shall be revised to conform to the requirements of law as such court shall find.

                                    ARTICLE X
                             MAINTENANCE AND REPAIRS

     10.1  Landlord   Repairs.   In  addition  to  all  repair  and  maintenance
obligations not expressly required of Tenant in Section 10.2, Landlord shall maintain the Premises in good repair as follows.

     Landlord shall maintain all structural portions of the Premises, including the Building's walls, foundations, floor slab, roof, the roof structure, roof membrane, roof drainage system, and all gutters and downspouts, unless any such repairs or replacements are necessitated by Tenant's failure to promptly perform its repair obligations pursuant to Section 10.2 or by the wilful or negligent acts of Tenant, its employees, agents and contractors. Landlord shall repair and maintain the HVAC System and those portions of all electrical and plumbing facilities located outside and serving the Building.

      Landlord shall repair, replace or modify all Building structure or component systems as may be required by Governmental Restrictions pertaining to the Premises which are not due or attributable to Tenant's manner of operating in the Premises or are not triggered by Tenant's alterations or repairs. All such required repairs, replacements or modifications shall be commenced as soon as it is determined they are required and shall be diligently prosecuted to completion and, until completed and, if necessary, certified by the governmental entity involved, the Base Rent shall be proportionately reduced to reflect that portion of the Premises not usable by Tenant. Landlord's obligations under this paragraph are subject to the same monetary limitation as provided in Section
12.1 respecting a Major Casualty.

     In making any repairs hereunder, Landlord shall give Tenant as much advance Notice as practicable under the circumstances of Landlord's intention to perform such repairs, including a description of the manner in which the intended work is to be accomplished and an estimated time for its completion, and shall not unreasonably interfere with Tenant's normal operations at the Premises.

     10.2 Tenant Repairs. Except for those items Landlord shall maintain and repair in accordance with Section 10.1, from and after the Delivery Date Tenant shall repair, replace and maintain, at Tenant's sole cost and in a good and tenantable condition consistent with the highest quality of Tenant's stores operating at the Effective Date, all interior, nonstructural portions of the Premises, including: plate glass in the storefront; component systems serving only the Premises (excluding the HVAC System but including those portions of all electrical and plumbing facilities located inside and serving the Building) ; fixtures; signs; locks and closing devices; all window sashes, casements or frames; door and door frames; floor coverings, carpeting, terrazzo or other special flooring; any loading platform, truck dock and/or truck maneuvering space in the Common Area that Tenant uses exclusively; and any nonstructural portions of the Premises that Governmental Restrictions, whether or not presently in effect or anticipated, require be repaired or altered. Notwithstanding the foregoing, if such repairs or replacements are necessitated by Landlord's failure to perform promptly its obligations pursuant to Section 10.1, by the wilful misconduct or negligent acts of Landlord or its Representatives, or by damage from fire or other casualty which Landlord is responsible to repair pursuant (except to the extent Tenant is responsible to repair any Improvements constituting Tenant's Work or alterations by Tenant), in which case Landlord shall repair the same in accordance with Section 10.1.

     10.3 Alterations and Construction. From time to time at its expense on not less than fifteen ( 15 ) days' Notice to Landlord, Tenant shall have the right to make interior, nonstructural alterations to the Premises without obtaining Landlord's consent , provided that such alterations do not impair the structural integrity of the Premises. Prior to making any structural or exterior alterations to the Premises, Tenant shall so Notify and deliver plans and specifications therefor to Landlord for Landlord's Reasonable Approval. Landlord shall execute all necessary instruments necessary to obtain licenses and permits from the applicable governmental authorities in order to make such permitted alterations. All permanent alterations, additions and improvements made by Tenant to the Premises shall become the property of Landlord upon the termination of this Lease, without any compensation to Tenant, and shall be surrendered at such time as a part of the Premises.

     All alterations and construction Tenant performs or causes to be performed at the Premises, including Tenant's Work, shall (i) comply with all Governmental Restrictions and, in all material respects, with the plans and specifications therefor Landlord shall have approved, if this Lease so requires, (ii) be done in a good, workmanlike manner with materials of only high quality; and (iii) be performed so as not to unreasonably interfere with the business, construction of, or access to, the premises of any other tenant at the Shopping Center. Tenant shall promptly repair any damage to the Shopping Center or other property of Landlord that Tenants alterations and/or construction cause.

     10.|^| Fixtures. All FF&E that Tenant installs in the Premises, at its expense, prior to or during the Lease Term shall remain Tenant's property, notwithstanding whether applicable law deems such FF&E to be part of the realty, and Tenant or the FF&E lessor shall have the right to remove such FF&E, provided that Tenant and such lessor shall repair, at their sole cost and expense, any material damage to the Premises caused by such removal, other than normal wear and tear. Notwithstanding the foregoing, in no event shall Tenant remove any light fixtures installed in the Premises without Landlord's prior written consent which may be withheld in Landlord's sole discretion.

     Tenant shall be permitted to install on its Premises telecommunications equipment, subject to applicable Governmental Restrictions. Tenant shall maintain and repair said installation, and to the extent the roof membrane is penetrated by the roof structure is affected thereby, Tenant shall thereafter be responsible for the repair and maintenance of the roof, roof structure and roof membrane. Tenant shall also be responsible for any injury or damage occasioned to person or property resulting from its penetration of the roof membrane and shall and hereby agrees to Indemnify Landlord and its Representatives from any Losses and Liabilities arising therefrom.

      10.5 Liens. Each Party shall promptly pay when due the entire cost of all work or materials either Party supplies to the Premises and shall keep the Premises free of liens for labor or materials. Should mechanics', materialmen's or other liens be filed against the Premises by reason of the acts of either Party, such Party shall cause the lien to be canceled and discharged of record by bond or otherwise on thirty (30) days' Notice of such lien. At any and all times during the Lease Term, both Parties shall have the right to post and maintain on the Premises, and to record as required by law, all notices of non-responsibility provided for by the mechanics' lien laws of the State of California. Each Party shall promptly pay when due the entire cost of all work or materials either Party supplies, or has supplied, to the Premises and shall keep the Premises free of liens for labor or materials. Should mechanics', materialmen's or other liens be filed against the Premises by reason of the acts of either Party, such Party shall cause the lien to be canceled and discharged of record by bond or otherwise on thirty (30) days' Notice of such lien. Should either Party fail to pay and discharge, or cause the Premises to be released from any such lien or claim of lien or to provide a bond or other assurance as permitted hereunder on thirty (30) days' Notice, the affected Party may pay, adjust, compromise and discharge any such lien or claim of lien on such terms and in such manner as such Party deems appropriate and the Noticed Party, shall, on demand, reimburse the affected Party for the full amount so paid, including all Losses and Liabilities, together with interest thereon at the Agreed Rate from the date of payment.

      10.6 Rubbish Removal. Tenant shall not burn any materials on the Premises. At its sole cost, Tenant shall accumulate all rubbish from the Premises in covered containers located in those areas of the Premises and/or Shopping Center designated for such use and shall cause such rubbish to be removed from the Shopping Center regularly.


                                   ARTICLE XI
                              INSURANCE; INDEMNITY

     11.1 Landlord's Insurance. From and after the Effective Date, Landlord shall maintain or cause to be maintained:

     (a) commercial general liability insurance for bodily injury, personal injury and damage to property, including Landlord's contractual liability for Indemnity hereunder, covering only Landlord's use, operation and maintenance of the Common Area, naming Tenant as an additional insured, with a minimum, combined single limit of $3,000,000, per occurrence and in the aggregate, and with an annual deductible not to exceed $25,000;

     (b) "all-risk" property insurance covering the Shopping Center (including the Building and the Common Area) for the full replacement cost thereof, providing protection against perils included in the standard form of "all-risk" insurance policy for California, together with insurance against sprinkler damage, vandalism, and malicious mischief;

     (c) workers' compensation for Landlord's employees or similar insurance to the extent required by law; and

     (d) rental interruption insurance (and business loss insurance, if required by Landlord's Mortgagee) in an amount sufficient to cover any loss of rents or income from the Premises and the Shopping Center suffered by Landlord for a period of twelve (12) months.

     Tenant shall pay Landlord, as a component of Common Area Costs, Tenant's Share of the cost to Landlord of the insurance required to be maintained by Landlord under Section 11.1 (the "Insurance Costs" ) for each calendar year during the Lease Term.

     11.2 Tenant's Insurance. From and after the Delivery Date, Tenant shall maintain:

     (a) commercial general liability insurance for bodily injury, personal injury and property damage, including Tenant's contractual liability for Indemnity hereunder, covering Tenant's use, operation and maintenance of the Premises, with a minimum, combined single limit of $1,000,000, per occurrence and in the aggregate, and with an annual deductible not to exceed $25, 000. On the fifth anniversary of the Effective Date and every five (5) years thereafter, the above prescribed minimum coverages shall be increased, upon Notice from Landlord, to levels reasonably determined by Landlord to be customary in other shopping centers in the vicinity of the Shopping Center;

     (b) workers' Compensation for the benefit of Tenant's employees to the extent required by law;

     (c) all risk property insurance covering the Improvements, providing the same type of protection described in Section 11.1(b); and

     (d) before commencement of Tenant's Work, Tenant shall procure or cause to be procured, and shall maintain in force until completion and acceptance of Tenant's Work (i) "all risks" builder's risk insurance, including coverage for vandalism and malicious mischief, in a form and amount and with a company reasonably acceptable to Landlord, and (ii) worker's compensation insurance covering all persons employed in connection with such work on the Premises and with respect to whom death or bodily injury claims could be asserted against Landlord or the Premises.

     11.3 Insurance Certificates. All of the foregoing insurance policies required pursuant to Sections 11.1 and 11.2 shall be written with companies licensed to do business in the state in which the Premises are located with a financial rating of VIII or better and a policyholder's rating of A- or better, as defined in the latest edition of Best's Rating' Guide on Property and Casualty Insurance Companies published as of the Effective Date, and shall provide that the other Party shall be given at least ten ( 10 ) days' Notice by any such insurance company prior to the cancellation, termination or alteration of the terms or limits of such coverage. Each Party shall deliver to the other Party the foregoing insurance policies or certificates thereof prior to the tender of possession of the Premises to Tenant and evidence of all renewals or replacements of same not less than ten (10) days prior to the expiration date of such policies. All such policies may be maintained under a Party's blanket insurance policy.

     11.4 Mutual Release; Waiver of Subrogation. Notwithstanding any other provision of the Lease to the contrary, for itself and any Person claiming through or under it by way of Subrogation, each Party hereby releases, and waives all claims against, the other Party with respect to any loss of, or damage to, property, whether or not caused by the negligence or fault of the other Party, to the extent such loss or damage is insured under the releasing Party's "all risk" property insurance required to be carried by Sections 11.1 and 11.2. In addition, Landlord and Tenant shall each cause their insurers for the Premises, the Shopping Center or the contents thereof to waive in their insurance policies all rights of recovery by way of Subrogation against the other Party in connection with any loss or damage to property covered by such policies.

     11.5 Mutual Indemnification. Subject to Section 11.4 , Landlord shall Indemnify Tenant from and against all Losses and Liabilities arising from injury to any Person or property, or loss of life, arising out of Landlord's use, operation or maintenance of the Shopping Center, exclusive of the Premises, and Tenant shall Indemnify Landlord from and against all Losses and Liabilities arising from injury to any Person or property, or loss of life, arising out of Tenant's use, operation or maintenance of the Premises. The Parties' Indemnity obligations hereunder shall survive the expiration or earlier termination of this Lease.

                                   ARTICLE XII
                              DAMAGE OR DESTRUCTION


     12.1 Damage or Destruction. From and after the Effective Date, if either the Premises or the Shopping Center is damaged|^||^|r destroyed by a casualty loss, Landlord shall promptly and diligently rebuild and restore the Premises and the Shopping Center, at its expense, to their condition existing immediately prior to such damage or destruction, excluding trade fixtures Tenant shall have installed. All Base Rent and Tenant's Share of Common Area Costs and Real Estate Taxes shall be prorated as of the date of occurrence of a casualty and abated until restoration is completed. Tenant shall have the right to continue the operation of its business on the Premises during any such period to the extent reasonably practicable, in Tenant's sole discretion; and in such event, Base Rent and Tenant's obligation to pay Tenant's Share of Common Area Costs and Real Estate Taxes shall be abated, based on the proportion that the Gross Sales at that time bear to the Gross Sales during the most comparable period of the immediately preceding Lease Year, less any unusual costs and expenses incurred by Tenant occasioned by the damage or destruction or to accommodate the repair and restoration.

      If the Building or the Shopping Center are damaged as a result of any casualty not required to be covered by Landlord's insurance or any casualty covered by Landlord's insurance but, for whatever reason, the proceeds thereof are insufficient to effect the complete restoration thereof and, in either event, the out-of-pocket costs of Landlord to effect such restoration would exceed the greater of Fifty Thousand Dollars ($50,000) or ten percent (10%) of the replacement cost thereof (a "Major Casualty"), Landlord may, within ninety
(90) days following the date of the casualty, commence repair, reconstruction or restoration of the Building or the Shopping Center, in which event this Lease shall continue in full force and effect, or within such 90-day period elect not to so repair, reconstruct or restore the Premises, in which event this Lease shall cease and terminate. In either such event, Landlord shall give Tenant thirty (30) days' Notice of Landlord's intention within such 90-day period. Tenant may elect to bear the excess cost of repair and restoration of the Building in which event it shall deliver Notice to Landlord of its election within said 30-day period; in such event, Landlord shall restore the Building upon Tenant's deposit with Landlord of such excess restoration cost.

     If Landlord does not commence the repair and restoration work required pursuant to this Section 12.1 within ninety (90) days after the date of such damage or destruction, or thereafter does not diligently pursue such work to completion, then Tenant shall have the right, at Tenant's option, to: (a) seek specific performance of Landlord's repair and restoration obligations pursuant to applicable law (except in the event Landlord has terminated this Lease as provided herein above); or (b) terminate this Lease on thirty (30) days' Notice to Landlord without waiving Tenant's rights to damages for Landlord's failure to perform its covenants and obligations hereunder.

     12.2 During Last Three Years. Notwithstanding the provisions of Section 12.1, if during the last three (3) Lease Years, the Premises or the Shopping Center is damaged to the extent of thirty-five percent (35%) or more of their respective full restoration costs (exclusive of the land and foundations), then this Lease may be terminated at the election of either Landlord or Tenant, provided that Notice of such election shall be delivered by the electing Party to the other within thirty (30) days after the occurrence of such damage or destruction. Notwithstanding the foregoing, however, if at the time of such damage or destruction Tenant has the right to extend the Lease Term, then Tenant may elect to exercise such right within twenty (20) days after Notice of Landlord's election to terminate pursuant to this Section 12.2, and in such case Landlord's Notice of termination shall be void and Landlord shall repair and restore the Premises or the Shopping Center, if required by and as provided in
Section 12.1.

     12.3 Termination. If this Lease is terminated pursuant to this Article XII,
(i) neither Party shall thereafter have any further liability or obligation to the other or to any third party with respect to this Lease (except for items which have previously accrued and remain unpaid and except for any liability of Tenant or Landlord which survives such termination), (ii) Tenant shall have no further rights whatsoever with respect to the Premises, and (iii) all Rent paid by Tenant for periods after the date of termination shall be promptly refunded.

                                  ARTICLE XIII
                                 EMINENT DOMAIN

     13.1 Automatic Termination. From and after the Effective Date, if the whole of the Premises shall be taken under power of eminent domain by any public or private authority, or conveyed by Landlord to said authority in lieu of such taking, then this Lease and the Lease Term shall cease and terminate as of the date of such taking; provided, however, Tenant shall have the right, at its election, to continue to occupy the Premises, subject to the terms and provisions of this Lease, for all or such part, as Tenant may determine, of the period between the date of such taking and the date when possession of the Premises shall be taken by the taking authority, and Landlord shall refund to Tenant any unearned Rent, if any, Tenant shall have paid in advance which is applicable to the period after the date possession of the Premises is taken by the taking authority.

     13.2 Termination Right. From and after the Effective Date , if any taking under the power of eminent domain by a public or private authority or any conveyance by Landlord in lieu thereof shall result in:

     (a) reduction of fifteen percent (15%) or more of the G.A. of the Building or of fifteen percent (15%) or more of the G.A. of the Shopping Center exclusive of the Premises;

     (b) a.reduction of ten (10%) percent or more of the Parking Lot;

     (c) a taking that results in the closing of any material entrance or exit to the Shopping Center; or

     (d) a taking of any portion of the Common Area, the access roads to the Premises or the Shopping Center, which taking materially impedes or materially interferes with access to the Premises, or materially affects the conduct of Tenant's business conducted at the Premises, then within thirty (30) days after Notice of such taking, Tenant may, at its election, terminate this Lease on thirty (30) days' Notice to Landlord. If Tenant so elects to terminate this Lease, this Lease and the Lease Term shall cease and terminate as of the date of the expiration of Tenant's Notice; provided, however, Tenant shall have the right, as its election, to continue to occupy the Premises, subject to the terms and provisions of this Lease, for all or such part, as Tenant may determine for the period between the date of such taking and the date when possession of the Premises shall be taken by the appropriating authority, and Landlord shall refund to Tenant any unearned Rent Tenant shall have paid in advance which is applicable to the period after the date possession of the Premises is taken by the taking authority.

     13.3 Restoration. In the event of a taking in respect of which Tenant shall have no right to terminate this Lease or, having such right, shall have elected not to terminate this Lease, this Lease and the Lease Term shall continue in full force and effect and Landlord, at Landlord's sole cost and expense (but only to the extent of proceeds received from the condemning authority), shall promptly and diligently proceed to restore the remaining portions of the Premises and Common Area to an architectural whole in substantially the same condition as they existed prior to such taking. An equitable proportion of the Base Rent and Tenant's Share of Common Area Costs and Real Estate Taxes shall be abated, as provided in the first paragraph of Section 12.1 until the completion of such restoration and thereafter the Base Rent and Tenant's Shares of Common Area Costs and Real Estate Taxes shall be reduced proportionately to the reduction in the GLA of the Premises.

     13.4 Award. All compensation awarded for any taking, whether for the whole or a portion of the Premises, shall belong to Landlord, provided that Tenant shall be entitled to any award made, whether to Landlord or to Tenant, for the unamortized cost of Tenant's Improvements (but only to the extent that Tenant paid for same pursuant to the Work Letter, or otherwise) , moving and relocation expenses, the value of Tenant's trade fixtures, for any other compensation as provided under applicable federal and state laws and for the loss of the bonus value, if any, in Tenant's leasehold estate. With respect to any compensation awarded for any taking, Landlord shall immediately pay to Tenant from the amount received by Landlord any amount specifically awarded for the aforesaid interests of Tenant, except to the extent that Tenant receives a separate award from the condemning authority to cover such losses.

    13.5 Termination. If this Lease is terminated pursuant to this Article XIII,
(i) neither Party shall thereafter have any further liability or obligation to the other or to any third party with respect to this Lease (except for items which have previously accrued and remain unpaid and except for any liability of Tenant or Landlord which survives such termination), (ii) Tenant shall have no further rights whatsoever with respect to the Premises, and (iii) all Rent paid by Tenant for periods after the date of termination shall be promptly refunded.

                                   ARTICLE XIV
                                     DEFAULT

     14.1 Default. The occurrence of any one or more of the following events constitutes a Default of Tenant or Landlord, as applicable:

     (a) Tenant's failure to pay any Rent when due;

     (b) either Party's failure to observe and perform any other condition, restriction, covenant, obligation or provision of this Lease to be observed or performed by Tenant or Landlord, as applicable, including without limitation the inaccuracy of any representation or warranty set forth herein or Tenant's breach of Articles IX or XVI;

     (c) Tenant's abandonment or vacation of the Premises, including Tenant's failure to take possession of the Premises as required herein for more than five
(5) successive days;

     (d) a general assignment by Tenant for the benefit of creditors, or the filing by or against Tenant of any proceeding under any insolvency or bankruptcy law (unless in the case of a proceeding filed against Tenant the same is dismissed within sixty (60) days), or the appointment of a trustee or receiver to take possession of all or substantially all of the assets of Tenant (unless possession is restored to Tenant within thirty ( 3 0 ) days ) , or any execution or other judicially authorized seizure of all or substantially all of Tenant's assets located upon the Premises or of Tenant's interest in this Lease (unless such seizure is discharged within thirty (30) days), or Tenant's convening of a meeting of its creditors or any class thereof for the purpose of effecting a moratorium upon or composition of its debts;

     (e) Tenant conducting an auction, distress, fire or bankrupt- cy sale in violation of Section 9.3; or

     (f) either Party's violation of any of its obligations respecting Hazardous Substances as set forth in Section 20.14. t 14.2 Notice of Default; Right to Cure. If either Party has committed or permitted to exist a Default, the other Party shall have the right to give Notice of said Default ( "Notice of Default" ) to the Party in Default and its Mortgagee, if Section 14.12 so requires. Following the giving of the Notice of Default, the nonperformance which is complained of shall constitute an "Uncured Default" of the Party if such nonperformance continues for the applicable period set forth herein below.

     (a) For  nonpayment of Rent,  the Notice of Default shall afford Tenant ten
(10) days to cure the Default.

     (b) For a Default described in Section 14.1(b) or (c), the Notice of Default shall afford the Party in Default thirty (30) days within which to commence promptly, and prosecute diligently and continuously to completion, the cure of such Default; provided, however, that if the nature of said Default is such that the Default cannot reasonably be cured within said 30-day period, the Party in Default shall have such additional time as is reasonably necessary to cure such Default, provided such cure is completed within sixty (60) days after delivery of the Notice of Default.

     (c) A Default described in Section 14.1(d) shall constitute an "Uncured Default" of Tenant without the need for Landlord to give a Notice of Default or Tenant being afforded any time period to cure such Default.

     (d) For a Default described in Section 14.1(e), the Notice of Default shall afford Tenant twenty-four (24) hours to cure the Default.

     (e) For a Default described in Section 14.1(f), the Notice of Default shall require the Defaulting Party to commence curing the Default within five (5) days but shall afford such Party as much time as is necessary to cure the Default, provided the Defaulting Party commences promptly, and prosecutes diligently and continuously to completion, such cure.

    Any Notice of Default shall also be deemed to satisfy the notice requirements under California Code of Civil Procedure Section 1161, as the same may be amended hereafter from time to time, and no additional notice pursuant to California Code of Civil Procedure Section 1161 shall be required in order to commence an unlawful detainer proceeding.

     14.3 Limitation on Landlord's Liability. Notwithstanding anything to the contrary in this Lease, any money judgment Tenant may obtain against Landlord resulting from any Uncured Default or other claim arising under this Lease shall be satisfied only out of the rents, issues, profits and other income
(collectively "Income") actually received from Landlord's operation of the Shopping Center after entry of such judgment, and no other real, personal or mixed property of Landlord or its Representatives, wherever situated, shall be subject to levy on any such judgment. If there is a deficiency because such Income is insufficient to satisfy such judgment, Tenant waives, and shall not institute any further action, suit, claim or demand, in law or in equity, against Landlord or its Representatives to satisfy, such deficiency.

     14.4 Landlord's Remedies. In the event of any Uncured Default by Tenant, Landlord may, at its option and in addition to any other remedies available to it at law or in equity, without further Notice or demand of any kind to Tenant or any other Person:

      (a) Declare the Lease Term ended and reenter the Premises and the Building and take possession thereof and remove all Persons therefrom, and Tenant shall have no further claim thereon or hereunder; or

     (b) Without declaring this Lease ended, reenter the Premises and the Building and occupy the whole or any part thereof for and on account of Tenant and collect any unpaid Rent which has, , or may thereafter, become payable; or

     (c) Even though Landlord may have reentered the Premises or the Building, thereafter elect to terminate this Lease and all of the rights of Tenant in or to the Premises and the Building.

     Should Tenant have surrendered possession of, and/or Landlord have reentered, the Premises or the Building pursuant to a Notice of Default or any notice other statutory notice from Landlord to Tenant, Landlord shall not be deemed to have terminated this Lease or the liability of Tenant to pay any Rent thereafter accruing or damages under any of the provisions hereof by any such reentry or by any unlawful detainer proceeding or other action to obtain possession of the Premises and/or the Building, unless Landlord shall have delivered a Notice to Tenant expressly declaring Land-lord's election to terminate this Lease.

     14.5 Election to Terminate. Should Landlord elect to terminate this Lease pursuant to the provisions of clauses (a) or (c) of Section 14.4 above, Landlord may recover from Tenant as damages, the following:

     (a) The worth at the time of award of any unpaid Rent which had been earned at the time of such termination; plus

     (b) The worth at the time of award of the amount by which the unpaid Rent which would have been earned after termination until the time of award exceeds the amount of such rental loss Tenant proves could have been reasonably avoided; plus

     (c) The worth at the time of award of the amount by which the unpaid Rent for the balance of the Lease Term after the time of award exceeds the amount of such rental loss that Tenant proves could be reasonably avoided; plus r (d)|^| Any other amount necessary to compensate Landlord for all the detriment proximately caused by Tenant's failure to perform its obligations under this Lease or which in the ordinary course of things would be likely to result therefrom including, without limitation, any costs or expenses incurred by Landlord in (i) re-taking possession of the Premises and the Building, including reasonable attorney fees, (ii) maintaining or preserving the Premises and the Building after such Default, and (iii) any other costs necessary or appropriate to relet the Premises such as repairs or alterations to the Premises to facilitate such reletting and leasing commissions; plus

     (e) At Landlord's election, such other amounts in addition to, or in lieu of, the foregoing as may be permitted from time to time by the laws of the State of California.

     As used in clauses (a) and (b) above, the "worth at the time of award" is computed by allowing interest at the highest lawful rate. As used in clause (c) above, the "worth at the time of award" is computed by discounting such amount at the discount rate of the Federal Reserve Bank of San Francisco at the time of award plus one percent (1%). For all purposes of this Section 14.5, Percentage Rent and Additional Rent shall be computed on the basis of the average monthly amount thereof accruing during the immediately preceding sixty (60) month period, except that if it becomes necessary to compute such amounts before such a sixty (60) month period has occurred, then such amounts shall be computed on the basis of the average monthly amounts accruing during such shorter period.

     14.6 Alternative Damages. Should Landlord elect to bring an action against Tenant in unlawful detainer or for damages or both or otherwise (and Landlord may bring as many actions as Landlord may elect to bring throughout the Lease
Term) , without terminating this Lease and in addition to Tenant's ongoing obligations thereunder, Landlord may recover from Tenant as damages the Rent as it becomes due.

    14.7 Additional Remedy. The Landlord has the remedy described in California Civil Code Section 1951.4 whereby Landlord may continue the Lease in effect after Tenant's breach and abandonment and recover Rent as it becomes due without the need to re-enter or re-lease the Premises

     14.8 Prevailing Party. If either Party institutes any judicial action against the other for any legal or equitable relief with respect to any Default, the prevailing Party in such action shall be entitled to recover from the non-prevailing Party, as part of the prevailing Party's costs or damages in the action, said prevailing Party's reasonable attorney fees and costs incurred sincecommencement of the action, as the court shall fix.

     A Party shall be deemed "prevailing" if such Party by law is entitled to recover its costs in the action, whether or not the action proceeds to final judgment. A Party not entitled to recover its costs shall not recover attorney fees; provided, however, where a Party shall have instituted and then dismissed an action against a defendant Party, without the concurrence of such other Party, such defendant Party shall be the prevailing Party. A final judgment shall specify the prevailing Party|^|s right to recover its costs of the action (including attorney fees and costs) incurred in enforcing, perfecting and executing such judgment, including all costs incurred in connection with any of the following: (i) post-judgment motions; (ii) contempt proceedings; (iii) garnishment, levy, and debtor/third party examinations; (iv) discovery; and (v) bankruptcy litigation. The term "attorney fees" shall include fees of outside legal counsel and reasonable costs allocable to a Party's in-house legal counsel.

    14.9 Landlord's Right to Cure Tenant's Uncured Defaults. After expiration of the applicable time for curing a particular Default, Landlord may, at Landlord's election, make any payment (other than Rent payable to Landlord) required of Tenant under this Lease or perform or comply with any covenant or condition imposed on Tenant under this Lease and, except as may expressly be provided otherwise under this Lease, the amount so paid, plus the reasonable cost of any such performance or compliance, plus interest on such sum at the Agreed Rate, from the date of payment, performance, or compliance until the date of repayment by Tenant, shall be due and payable by Tenant, on demand, as Additional Rent. No such act shall constitute a waiver of any Default or of any remedy for Default or render Landlord liable for any loss or damage resulting from any such act (except to the extent such loss or damage arises from Landlord's negligence or intentional or willful misconduct).

     14.10 Remedies Cumulative. All remedies of Landlord or Tenant herein created or otherwise existing at law or in equity are cumulative and a Party's exercise of one or more rights or remedies shall not be deemed to exclude or waive such Party's right to exercise of any other. All rights and remedies may be exercised and enforced concurrently and whenever and as often as Landlord or Tenant shall deem necessary.

      14.11 Mortgagee Protection Contemporaneously with service of a Notice of Default on a Party in Default, the serving Party shall deliver a copy of such Notice to any Mortgagee of the Party in Default of whose name and address the Party in Default shall have previously given Notice to the serving Party.

      In addition to all time periods afforded the Defaulting Party, its Mortgagee shall have ten (10) days to cure each monetary, and thirty (30) days to cure each non-monetary, Default. Landlord's Mortgagee shall become liable only for Landlord's Lease obligations accruing and arising from and after the date Landlord's Mortgagee acquires Landlord's fee and reversionary estates in the Shopping Center by judicial or non-judicial foreclosure or d|^|:ed-in-lieu thereof. Upon acquiring Tenant's leasehold estate by judicial or non-judicial foreclosure or deed-in-lieu thereof, Tenant's Mortgagee shall become liable for all of Tenant's Lease obligations whenever accruing or arising.


                                   ARTICLE XV
                           COVENANT OF QUIET ENJOYMENT

     15.1 Covenant of Quiet Enjoyment. Landlord covenants and warrants that Landlord is the true and lawful owner of the Premises, subject only to those matters Landlord has disclosed in writing to Tenant prior to the Effective Date, and has good right and full power to lease the same. Landlord agrees that Tenant shall, so long as Tenant is not in Default hereunder, quietly and peaceably hold, possess and enjoy the Premises and the nonexclusive use of the Common Area of the Shopping Center from and after the Effective Date, without any hindrance or molestation by the agents or employees of Landlord.

     Landlord shall defend Tenant's right to use and enjoy the Premises against the claims of all other Persons, except those claiming by or through the Tenant. Landlord covenants that Tenant's customers, employees and visitors shall have continuous access to Tenant's Premises from all entries to the Shopping Center by way of the public streets bordering the Shopping Center. If all access to the Premises is prohibited other than temporarily, such prohibition shall constitute Landlord's Default of its covenant of quiet enjoyment. Landlord shall diligently cure such Default within thirty (30) days of Tenant's delivery to Landlord of a Notice of Default with respect thereto. If such Default is not cured, Tenant shall have the right to terminate this Lease without further liability by either Party thereafter.

     15.2 Representation and Warranty. Landlord hereby represents and warrants that Landlord, its successors or assigns shall not enter into, or agree to modify, amend, revise or change any documents, including any declarations, easements, restrictions, or other similar instruments that are or may be recorded against the Shopping Center or the Premises, or that otherwise affect the Shopping Center, the Premises, or the rights and/or obligations of the Tenant, in a way which materially and detrimentally affects the rights of Tenant hereunder without first obtaining Tenant's prior consent, which consent Tenant may withhold in its sole and absolute discretion.


                                   ARTICLE XVI
                                  SUBORDINATION

     This Lease is and shall automatically be subject and subordinate to any Mortgage of Landlord which now or in the future may affect the Premises or any portion thereof, and to all renewals, additions, modifications, consolidations, replacements and extensions of same. Although the provisions of this Article XVI are intended to be self-operative, on ten (10) days' Notice, Tenant shall execute, acknowledge and deliver a Subordination, Non-disturbance and Attornment Agreement, provided such agreement contains the following provisions: (i) in the event of foreclosure or other action taken by Landlord's Mortgagee, this Lease and the rights of Tenant hereunder shall not be disturbed or diminished, but shall continue in full force and effect so long as Tenant complies with the terms hereof; (ii) Landlord's Mortgagee shall permit insurance proceeds and proceeds from condemnation awards to be used for any restoration and repair required by Article XI or Article XII of this Lease; and (^n i) Tenant shall attorn and recognize Landlord's Mortgagee as Landlord hereunder. In addition, Tenant shall execute any and all other documents or instruments Landlord shall reasonably request as necessary or proper to assure the subordination of this Lease to Landlord's Mortgage or any renewal, addition, modification, consolidation, replacement or extension thereof. Tenant's failure to timely execute any of the foregoing after Notice from Landlord shall constitute a Default of Tenant.

     Should  Landlord  sell,  convey or transfer  its  interest in the  Shopping
Center or should any Mortgagee of Landlord succeed to Landlord's interest through foreclosure or deed in lieu thereof , Tenant shall attorn to such succeeding party as its landlord under this Lease promptly upon any such succession, provided that such succeeding party assumes all of Landlord's duties and obligations under this Lease. Such succeeding party shall not be liable for any of Landlord's obligations and duties hereunder prior to its assumption of Landlord's duties and obligations hereunder, except that Tenant shall be entitled to any offsets or defense which may have arisen prior to such succeeding party's assumption, which such offsets or defenses are specifically provided herein or are otherwise permitted by law.


                                  ARTICLE XVII
                              TRANSFERS BY LANDLORD

     No transfer or sale of Landlord's interest hereunder shall release Landlord from any of its obligations or duties hereunder accruing or arising prior thereto. Landlord shall be released from all ongoing obligations arising or accruing under this Lease from and after the date of such transfer (provided Landlord's transferee shall have assumed all of Landlord's duties under the Lease) or the date Landlord's Mortgagee succeeds to Landlord's estate in the Shopping Center by judicial or non-judicial foreclosure or deed-in- lieu thereof. Notwithstanding anything contained herein to the contrary, in no event shall Landlord have the right to transfer or sell its interest in the Premises or this Lease prior to delivering possession of the Premises to Tenant and satisfactorily completing all of Landlord's duties under the Work Letter.


                                  ARTICLE XVIII
                             LANDLORD CONTINGENCIES

    The obligations of Landlord under this Lease are expressly subject to the conditions precedent set forth in this Article XVIII.

     18.1 Consent of the Mortgagee. Landlord shall obtain the consent of Landlord's Mortgagee to the terms, covenants and provisions of this Lease, which consent shall be evidenced by Landlord's Mortgagee's execution and delivery of a Subordination, Non-disturbance and Attornment Agreement to Tenant.

     18.2 Receipt of Governmental Approvals. Landlord shall obtain all building permits and licenses which are required to permit the construction of Landlord's Work within thirty (30) days of the Effective Date.

     18.3 Receipt of Guaranty. Landlord shall receive the executed Guaranty, in the form attached hereto as Exhibit F, concurrently with the Tenant's execution and delivery of this Lease.

     18.4 Failure of Conditions. If Landlord (i) does not receive from Tenant the executed Lease and Guaranty concurrently, (ii) is unable to obtain all building permits and licenses required for construction of Landlord's Work within forty-five (45) days of the Estimated Delivery Date or (iii) is unable to obtain the consent and approval of Landlord's Mortgagee to the terms, covenants and provisions of this Lease on or before thirty (30) days after the Parties have executed and delivered the Lease to Landlord's Mortgagee, then Landlord, with respect to items (i) and (ii), and either Party, with respect to item (iii) , may elect to terminate this Lease on thirty (30) days' Notice delivered at any time thereafter, unless Tenant shall have elected to terminate the Lease pursuant to Section 4. 3 (a) . If either Party so elects to terminate the Lease, this Lease shall terminate thirty (30) days after delivery of such Notice and the provisions of Section 4. 3 (c) shall apply; provided, however, if all of the foregoing conditions are satisfied or waived by Landlord before said 30-day period expires, the Lease shall remain in full force and effect in accordance with its terms, it being understood that Tenant shall have the right to obtain, on Landlord's behalf, any building permits and licenses required for Landlord's Work during the 30-day period following Landlord's election to terminate the Lease.

                                  ARTICLE XIX
                             EXPIRATION; TERMINATION

      19.1 Duty to Surrender. At the expiration or earlier termination of this Lease, Tenant shall surrender to Landlord possession of the Premises free and clear of all liens and encumbrances other than those, if any, created by Landlord or those which encumbered the Premises prior to the Effective Date. Tenant shall leave the Premises and any other property surrendered in good condition and repair, reasonable wear and tear excepted. All property that Tenant is not required to surrender but that Tenant abandons by failing to remove said property within thirty (30) days after the expiration or earlier termination of this Lease shall, at Landlord's election, become Landlord's property.

     19.2 Failure to Surrender. If Tenant fails to surrender the Premises at the expiration or earlier termination of this Lease, Tenant shall Indemnify Landlord and its Representatives for all Losses and Liabilities resulting from Tenant's delay or failure to surrender the Premises, including, without limitation, claims of any succeeding tenant resulting from Tenant's delay or failure.

    19.3 Additional Documents. If requested to do so, Tenant shall, upon the expiration or earlier termination of this Lease, execute, acknowledge and deliver to Landlord such instruments of further assurance as in the opinion of Landlord are necessary or desirable to confirm or perfect Landlord's right, title and interest in and to the Premises, and any other property surrendered to Landlord pursuant to this Lease, free and clear of any claim by Tenant. Tenant's obligations under this Article XIX shall survive the expiration or earlier termination of this Lease.


                                   ARTICLE XX
                                  MISCELLANEOUS

     20.1 Holding Over. Tenant promises to not remain in possession of all or any part of the Premises after the expiration or earlier termination of the Lease, without the express written consent of Landlord. No acceptance of Rent and no act or statement by any Representative of Landlord shall constitute the consent of Landlord to Tenant's holding over. Should Tenant hold over without the express written consent of Landlord, such tenancy shall be at the sufferance of Landlord, and not a renewal hereof or an extension of the Lease Term, and in such case, all Rent shall be payable at one and one-half (l 1/2) times the amount set forth in this Lease and at the times specified in this Lease and such tenancy-at-sufferance shall be subject to every other term, covenant and agreement contained herein. Tenant understands that Landlord is relying on Tenant's covenant to not hold over and to surrender the Premises at the expiration or earlier termination of this Lease.

     20.2 Non-Waiver of Default. No Party's acquiescence to any Default of the other shall operate as a waiver of such acquiescing Party of its rights with respect to any other Default, whether of the same or any other covenant or condition. By accepting Rent, Landlord shall not be deemed to have waived Landlord's right to enforce any term or provision hereof.

     20.3 Recording This Lease shall not be recorded. On either Party's request, the Parties shall execute, acknowledge and deliver to each other duplicate originals of a short form or memorandum of this Lease in substantially the form of Exhibit Ho(Memorandum of Lease), describing the Premises and the Lease Term, which may be recorded.

     20.4 Notice. In addition to service of any notice in the manner required by law, any Notice this Lease requires or permits either Party to give the other or its Mortgagee shall be given or communicated in writing by personal delivery, receipted overnight courier service, or United States certified mail or express mail service, (return receipt requested, with postage fully prepaid) addressed to the other Party at the address specified in Article I or at such other addresses as either Party or its Mortgagee may specify from time to time by Notice. All Notices hereunder shall be deemed to have been given on the date personally delivered or the date marked on the return receipt, unless delivery is refused or cannot be made (in which case the date of postmark shall be deemed the date Notice has been given).

     20.5 Successors and Assigns. All covenants, promises, conditions, representations and agreements herein contained shall be binding upon, apply, and inure to the parties hereto and their respective heirs, executors, administrators, successors (including subtenants), and permitted assigns.

     20.6 Partial Invalidity. If any provision of this Lease or the application thereof to any Person or circumstance shall to any extent be held invalid, the remainder of this Lease or the application of such provision to persons or circumstances other than those as to which it is held invalid shall not be affected thereby, and each provision of this Lease shall be valid and enforceable to the fullest extent permitted by law.

     20.7 Interpretation. In interpreting this Lease in its entirety, any additions written or typed thereon shall be given equal weight, and there shall be no inference, by operation of law or otherwise, that any provision of this Lease shall be construed against either Party. This Lease shall be construed without regard to any presumption or other rule requiring construction against the Party causing this Lease to be drafted.

     20.8 Headings Captions and References. The captions for Articles and Sections contained in this Lease are for convenience only and do not in any way limit or amplify any term or provision hereof . The terms "hereof, " "hereunder" and "herein" refer to this Lease as a whole, inclusive of all Exhibits, except where noted otherwise. The terms "include," "includes" and "including" incorporate the meaning "without limitation."

     20.9 Brokerage Commissions. Landlord shall Indemnify Tenant from all brokerage commissions due to the Brokers of Landlord and Tenant in connection with this Lease, and each Party shall Indemnify the other from any and all Losses and Liabilities arising from the claim of any other real estate broker, agent or finder to a real estate brokerage commission or fee earned in connection with this Lease and arising from the Indemnifying Party's conduct. Tenant shall not receive any brokerage commission or similar fee as a consequence of entering this Lease.

     20.10 Governin Law. This Lease shall be construed under the laws of California.

     20.11 Transfer Tax. Landlord shall pay any documentary transfer tax or other tax payable to the County or other governmental taxing authority by reason of the execution of this Lease and/or recordation of a memorandum of this Lease.

     20.12 Execution of Documents. Each Party shall cooperate with the other and execute such documents as either may reasonably require or request so as to enable such Party to conduct its operations, so long as the requested conduct or execution of documents does not have the effect of derogating or altering the powers, rights, duties and responsibilities of the respective Parties.

     20.13 Title Exceptions. Tenant shall have the right to obtain and approve, within ten (10) days after the Effective Date, a commitment for the issuance of a leasehold title policy, issued by a title insurance company approved by Tenant, showing only the exceptions to Landlord's title and a Subordination, Non-disturbance and Attornment Agreement from Landlord's Mortgagee holding any Mortgage to which this Lease is, or may become, subordinate. If Tenant fails to disapprove said title insurance commitment within said 10-day period by Notice to Landlord, Tenant shall be deemed to have approved said commitment. If Tenant disapproves said commitment, Tenant shall specify the reasons therefor in such Notice and Landlord may, within thirty (30) days after receipt of such Notice, elect to cure any such disapproved matter, including electing to pay for the cost of any title endorsement and, upon such election, this Lease shall remain in full force and effect. If Tenant timely disapproves such commitment and Landlord fails to elect to correct any such disapproved matter, Tenant shall be permitted to terminate this Lease on thirty (30) days' Notice ("Termination Notice") given to Landlord within five (5) days after expiration of Landlord's 30- day cure period and, unless Landlord elects during such subsequent 30-day period to cure such disapproved matter, this Lease shall terminate upon expiration of such subsequent 30-day period. If Tenant fails to deliver the Termination Notice within said 5-day period, this Lease shall remain in full force and effect. If the Lease is terminated as provided in this Section 20.13,
(i) neither Party shall thereafter have any further liability or obligation to the other or to any third party with respect to this Lease (except for items which have previously accrued and remain unpaid and except for any liability of Tenant or Landlord which survives such termination) , and (ii) Tenant shall have no further rights whatsoever with respect to the Premises.

     20.14 Hazardous Substances. Landlord warrants and represents that, except as set forth below, and to its actual knowledge: (i) neither the Shopping Center nor any portion thereof, including the soil, groundwater and soil vapor, contain any Hazardous Substance; (ii) Landlord is not subject to any existing, pending or threatened investigation by any governmental authority under the Hazardous Substances Laws; (iii) any use, generation, release, storage or disposal of Hazardous Substances that has occurred on the Shopping Center to date has been in compliance with all Hazardous Substances Laws; and
(iv) no leak, spill, release, discharge, emission, or disposal of Hazardous Substances has occurred on the Shopping Center as of Landlord's execution of this Lease. As used in this Section 20.14, "actual knowledge" shall mean the actual (and not constructive) knowledge of Robert N. Gold, without any duty of investigation.

    If, at any time, through no fault of Tenant, Hazardous Substances are determined to be present on the Shopping Center (other than in the Building and Improvements and except as set forth below), Landlord shall promptly commence Remedial Work with respect thereto. Landlord shall use reasonable efforts not to interfere materially with the conduct of Tenant's business while performing its Remedial Work. The costs of Landlord's Remedial Work shall not be included in Common Area Costs and Tenant shall not be liable for any share thereof.

    If Landlord fails to commence promptly or perform diligently and continuously to completion its Remedial Work, Tenant may deliver a Notice of Default to Landlord in accordance with Section 14 .1 ( f ) . If Landlord thereafter fails to commence promptly and perform diligently and continuously to completion its cure of such Default pursuant to Section 14.2(e), such Default shall constitute an Uncured Default, entitling Tenant to seek damages from Landlord. Either Party shall be deemed to have "commenced" its cure of a Default under Sections 14 . 2 (e) and 20.14 by beginning to investigate or monitor the Hazardous Substance or to conduct interviews with consulting and/or remediation professionals respecting such proposed investigation or monitoring.

    Notwithstanding Landlord's timely performance of any Remedial work, if Tenant reasonably anticipates that the presence of any Hazardous Substance on the Shopping Center (other than in the Building or Improvements) in violation of the Hazardous Substances Laws may reduce its Gross Sales, Tenant may deliver a Notice to Landlord of the date such presence was determined.

     If ( i ) any such Hazardous Substance so remains on the Shopping Center for a period of sixty (60) days or more after Tenant's Notice thereof and (ii) Tenant's Gross Sales during such 60-day period shall have decreased at least ten percent (10%) from Tenant's average Gross Sales during the same 60-day period of the three (3) [or all, if there are fewer than three (3)] immediately preceding Lease Years due to the presence of such Hazardous Substance or Landlord's Remedial Work with respect thereto, then Base Rent and Tenant's obligation to pay Tenant's Share of Common Area Costs and Real Estate Taxes shall thereupon be abated, based on the proportion that Tenant's Gross Sales at that time bear to Tenant's average Gross Sales during the same period of the three (3) [or all, if applicable] immediately preceding Lease Years.

    If (i) any such Hazardous Substance so remains on the Shopping Center for a period of one (1) year or more after Tenant's Notice thereof and (ii) Tenant's Gross Sales during such 1-year period shall have decreased at least ten percent (10%) from Tenant's average Gross Sales during the three (3) [or all, if there are fewer than three (3)] immediately preceding Lease Years due to the presence of such Hazardous Substance or Landlord's Remedial Work with respect thereto, then Tenant may elect to terminate this Lease immediately on Notice to Landlord. If Tenant so terminates this Lease, the provisions of Section 4.3(c) shall apply.

    All exceptions to the Landlord's foregoing representations and warranties about Hazardous Substances are listed below ( if there are no exceptions, write "NO EXCEPTIONS"): NO EXCEPTIONS.


LANDLORD'S INITIALS:

      Tenant shall not allow any Hazardous Substance to be used, generated, released, stored or disposed of on, under or about, or transported from, the Premises or the Shopping Center, unless: (i) Landlord, exercising its Reasonable Approval after Notice from Tenant, shall have approved such activity; and (ii) such activity is conducted in compliance with the provisions hereof . Landlord may condition its approval on Tenant's compliance with reasonable standards Landlord deems necessary to protect the Shopping Center, the Premises and Landlord's interests and Landlord may withhold its approval if Landlord determines that such proposed activity involves a material risk of a release or discharge of Hazardous Substances or a violation of any Hazardous Substances Laws or that Tenant has not provided reasonable assurances of its ability to remedy such a violation and fulfill its obligations under this Section 20.14. Notwithstanding the foregoing, this provision shall not be construed or understood to prohibit Tenant from allowing Hazardous Substances to be brought upon the Premises so long as they are Hazardous Substances which are customary and common to the normal course of business in the construction or operation of a first-class retail business and so long as such Hazardous Substances are used, stored .and disposed of in strict accordance with all Hazardous Substances Laws.

     Tenant shall strictly comply with, and shall maintain the Premises in compliance with, all Hazardous Substances Laws. Tenant shall obtain and maintain in full force and effect all permits, licenses and other governmental approvals required for Tenant's operations on the Premises under all Hazardous Substances Laws and shall comply with all terms and conditions thereof. At Landlord's request, Tenant shall deliver copies of, or|^| allow Landlord to inspect, all such permits, licenses and approvals. Tenant shall perform all remedial Work required as a result of any release or discharge of any Hazardous Substance affecting the Premises or the Shopping Center, or any violation of Hazardous Substances Laws, by Tenant or any sublessee of Tenant or their respective Representatives storage or disposal of Hazardous Substances that has occurred on the Shopping Center to date has been in compliance with all Hazardous Substances Laws; and (iv) no leak, spill, release, discharge, emission, or disposal of Hazardous Substances has occurred on the Shopping Center as of Landlord's execution of this Lease. As used in this Section 20.14, |^||^|actual knowledge|^||^| shall mean the actual (and not constructive) knowledge of Robert
N. Gold, without any duty of investigation.

    If, at any time, through no fault of Tenant, Hazardous Substances are determined to be present on the Shopping Center (other than in the Building and Improvements and except as set forth below), Landlord shall promptly commence Remedial Work with respect thereto. Landlord shall use reasonable efforts not to interfere materially with the conduct of Tenant's business while performing its Remedial Work. The costs of Landlord's Remedial Work shall not be included in Common Area Costs and Tenant shall not be liable for any share thereof.

    If Landlord fails to commence promptly or perform diligently and continuously to completion its Remedial Work, Tenant may deliver a Notice of Default to Landlord in accordance with Section 14 .1 ( f ) . If Landlord thereafter fails to commence promptly and perform diligently and continuously to completion its cure of such Default pursuant to Section 14.2(e), such Default shall constitute an Uncured Default, entitling Tenant to seek damages from Landlord. Either Party shall be deemed to have |^||^|commenced" its cure of a Default under Sections 14 . 2 (e) and 20.14 by beginning to investigate or monitor the Hazardous Substance or to conduct interviews with consulting and/or remediation professionals respecting such proposed investigation or monitoring.

    Notwithstanding Landlord's timely performance of any Remedial work, if Tenant reasonably anticipates that the presence of any Hazardous Substance on the Shopping Center (other than in the Building or Improvements) in violation of the Hazardous Substances Laws may reduce its Gross Sales, Tenant may deliver a Notice to Landlord of the date such presence was determined.

     If ( i ) any such Hazardous Substance so remains on the Shopping Center for a period of sixty (60) days or more after Tenant's Notice thereof and (ii) Tenant's Gross Sales during such 60-day period shall have decreased at least ten percent (10%) from Tenant's average Gross Sales during the same 60-day period of the three (3) [or all, if there are fewer than three (3)] immediately preceding Lease Years due to the presence of such Hazardous Substance or Landlord's Remedial Work with respect thereto, then Base Rent and Tenant's obligation to pay Tenant's Share of Common Area Costs and Real Estate Taxes shall thereupon be abated, based on the proportion that Tenant's Gross Sales at that time bear to Tenant's average Gross Sales during the same period of the three (3) [or all, if applicable] immediately preceding Lease Years.

    If (i) any such Hazardous Substance so remains on the Shopping Center for a period of one (1) year or more after Tenant's Notice thereof and (ii) Tenant's Gross Sales during such 1-year period shall have decreased at least ten percent (10%) from Tenant's average Gross Sales during the three (3) [or all, if there are fewer than three (3)] immediately preceding Lease Years due to the presence of such Hazardous Substance or Landlord's Remedial Work with respect thereto, then Tenant may elect to terminate this Lease immediately on Notice to Landlord. If Tenant so terminates this Lease, the provisions of Section 4.3(c) shall apply.

    All exceptions to the Landlord's foregoing representations and warranties about Hazardous Substances are listed below ( if there are no exceptions, write "NO EXCEPTIONS"): NO EXCEPTIONS.


LANDLORDS INITIALS:

      Tenant shall not allow any Hazardous Substance to be used, generated, released, stored or disposed of on, under or about, or transported from, the Premises or the Shopping Center, unless: (i) Landlord, exercising its Reasonable Approval after Notice from Tenant, shall have approved such activity; and (ii) such activity is conducted in compliance with the provisions hereof . Landlord may condition its approval on Tenant's compliance with reasonable standards Landlord deems necessary to protect the Shopping Center, the Premises and Landlord's interests and Landlord may withhold its approval if Landlord determines that such proposed activity involves a material risk of a release or discharge of Hazardous Substances or a violation of any Hazardous Substances Laws or that Tenant has not provided reasonable assurances of its ability to remedy such a violation and fulfill its obligations under this Section 20.14. Notwithstanding the foregoing, this provision shall not be construed or understood to prohibit Tenant from allowing Hazardous Substances to be brought upon the Premises so long as they are Hazardous Substances which are customary and common to the normal course of business in the construction or operation of a first-class retail business and so long as such Hazardous Substances are used, stored .and disposed of in strict accordance with all Hazardous Substances Laws.

     Tenant shall strictly comply with, and shall maintain the Premises in compliance with, all Hazardous Substances Laws. Tenant shall obtain and maintain in full force and effect all permits, licenses and other governmental approvals required for Tenant's operations on the Premises under all Hazardous Substances Laws and shall comply with all terms and conditions thereof. At Landlord's request, Tenant shall deliver copies of, or allow Landlord to inspect, all such permits, licenses and approvals. Tenant shall perform all Remedial Work required as a result of any release or discharge of any Hazardous Substance affecting the Premises or the Shopping Center, or any violation of Hazardous Substances Laws, by Tenant or any sublessee of Tenant or their respective Representatives . Landlord shall have the right to intervene in any governmental action or proceeding involving any Remedial Work, and to approve performance of the work, in order to protect Landlord's interests.

    Tenant shall Notify Landlord within two (2) days after any of the following occurs: (a) a release or discharge of any Hazardous Substance, whether or not the release or discharge is in quantities that would otherwise be reportable to a public agency; (b) Tenant's receipt of any order of a governmental agency requiring any Remedial Work pursuant to any Hazardous Substances Laws; (c) Tenant's receipt of any warning, notice of inspection, notice of violation or alleged violation, or Tenant's receipt of notice or knowledge of any proceeding, investigation of enforcement action, pursuant to any Hazardous Substances Laws; or (d) Tenant's receipt of notice or knowledge of any claims made or threatened by any third party against Tenant or the Premises relating to any loss or injury resulting from Hazardous Substances. Tenant shall deliver to Landlord copies of all test results, reports and business or management plans required to be filed with any governmental agency pursuant to all Hazardous Substances Laws.

     Each Party shall Indemnify the other Party and its Representatives for, from and against any and all Losses and Liabilities arising out of the Indemnifying Party's Default of its duties under this Section 20.14. As used in this Section 20.14, Losses and Liabilities include, without limitation, all foreseeable and unforeseeable consequential damages and the cost of any Remedial Work. Each Party's foregoing duty to Indemnify shall be in addition to, and not a limitation of, that Party's other duties to Indemnify contained elsewhere in this Lease and shall survive the expiration or earlier termination of this Lease.

      Neither Landlord's consent given pursuant to this Section 20.14 nor Tenant's strict compliance with all Hazardous Material Laws shall excuse Tenant from Tenant's duty to Indemnify Landlord hereunder.

     20.15 Force Majeure. Except as otherwise provided, whenever a Party is required to perform an act under this Lease by a certain time, the time for such performance shall be extended for so long as such performance is prevented, delayed, retarded or hindered by Force Majeure.

     20.16 Estoppel Certificate. Within ten (10) days after request by Landlord or Tenant (which request may be from time to time as often as reasonably required by Landlord or Tenant), each Party agrees to execute in recordable form and deliver to the requesting Party a certificate in substantially the form of Exhibit G (Estoppel Certificate) . Any such certificate may be conclusively relied upon by any prospective purchaser, tenant, subtenant or encumbrancer of the Premises.

     If the other Party fails to respond to such request within such 10-day period, the requesting Party shall deliver a second Notice stating that the failure of the other Party to respond to such request within three (3) business days after receipt of such second request will result in a deemed approval with respect to the requested matters. The failure to deliver such statement within that three-day period shall (with respect to third parties relying upon such estoppel certificate), without limiting any other remedy which the requesting Party may have as a result of such failure, be conclusive upon the Party which fails to deliver such statement that this Lease is in force and effect with only such modifications as have been identified by the requesting Party, that there are no outstanding Defaults in the performance of the requesting Party, and that there have not been any payments of advance Rent other than as provided in the provisions of this Lease.

     20.17 Effectiveness . This Lease shall not be deemed effective for any purpose or binding on either Party unless and until the Effective Date.

     20.18 Signage. Landlord covenants that the pylon sign structure shown on Exhibit A (Site Plan) shall be the only freestanding pylon structure(s) in the Shopping Center and that the name of the Shopping Center shall not include the name of any tenant except Tenant's. Landlord shall maintain, repair and illuminate the pylon structure and all signs thereon, as a Common Area Cost or, at Landlord's discretion, as a cost to be shared proportionately by tenants with signage on such pylon sign based on the area occupied by each respective tenant.

     20.19 Amendments in Writing. This Lease cannot be orally amended or modified. Any modification or amendment hereof must be in writing and signed by the Party to be charged.

     20.20 Time of Essence. Time is of the essence of each provision in this Lease.

     20.21 Corporate or Other Authority. If Tenant is a corporation, partnership or limited liability company, Tenant and the Persons executing this Lease on behalf of Tenant hereby covenant and warrant that (i) Tenant is a duly organized, validly existing and qualified corporation (or partnership or limited liability company) and all steps have been taken prior to the Effective Date to qualify Tenant to do business in the State of California, (ii) Tenant has all requisite power and authority to enter into and perform its obligations under this Lease, (iii) all consents, approvals and authorizations of all applicable governmental authorities, and all consents or approvals of Tenant's board of directors, shareholders, partners or members required in connection with the execution, delivery and performance by Tenant of this Lease have been obtained on or before the Effective Date, (iv) all franchise and corporate and other business taxes have been paid to date, and (v) all future forms, reports, fees and other documents necessary to comply with applicable laws will be filed when due.

     20.22 Landlord's Rights to Entry and Inspection. Landlord and its Representatives shall have the right during business hours, upon not less than 24 hours' oral or written Notice to Tenant (except that in the case of an emergency, the existence of which Landlord shall determine in its reasonable judgment, no advance Notice shall be required) to enter upon the Premises for purposes of inspecting the same and exercising its rights under this Lease, provided that such inspections shall be conducted in a manner that will cause the least possible inconvenience, annoyance, or disturbance to Tenant's business activities. In addition, Landlord or any Person authorized by Landlord may so enter the Premises to (i) make any repairs which it is obligated or entitled to make to the Premises and perform any work that Landlord may deem necessary to prevent waste or deterioration of the Premises, or (ii) to perform remodeling, construction or other work incidental to any portion of the Shopping Center, including without limitation the premises of another tenant. Nothing contained in this Section 20.22 shall imply any duty on the part of Landlord to do any such work which, under any provision of this Lease, Tenant may be required to do, nor shall it constitute a waiver of Tenant's Default in failing to do the same. No exercise by Landlord of any rights contained in this Section 20.22 shall entitle Tenant to any damage for any injury or inconvenience occasioned thereby nor to any abatement of Rent. Subject to the Notice requirements set forth herein above, the Mortgagee shall be permitted to enter the Premises and make or cause to be made such independent inspections as are permitted by this Lease to be made by Landlord and as it deems necessary for its own protection.

     20.23 Nonliability of Representatives. No Representative of either Party shall be personally liable to the other Party, or its successor-in-interest, if any Party is in Default of this Lease.

     20.24   Counterparts.   This  Lease  may  be  executed  in  any  number  of
counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

     20.25 No Rights of Third Parties. None of the promises or undertakings made herein are for the benefit of any Person which is not a Party to this Lease, except that, with respect to (i) a Mortgagee owning or holding a Mortgage encumbering the Premises, such Lender shall be entitled to the benefit of the lender protection rights included herein expressly for its benefit, and (ii) the estoppel certificate provisions set forth in Section 20.16 above, the third parties described therein shall be entitled to rely upon the provisions expressly provided for their benefit in Section 20.16.

     20.26 Liability Joint and Several. All the terms, covenants and conditions contained in this Lease to be performed by either Party, if such Party shall consist of more than one Person or organization, shall be deemed to be joint and several, and all rights and remedies of the Parties shall be cumulative and non-exclusive of any other remedy at law or in equity.

     20.27 Entire Agreement. There are no oral agreements between Landlord and Tenant affecting this Lease, and this Lease supersedes and cancels any and all previous negotiations, arrangements, brochures, letters of intent, agreements and understandings, written or oral, if any, between Landlord and Tenant or displayed by Landlord to Tenant with respect to the Premises and the Shopping Center, and none of them shall be used to interpret or construe this Lease. This Lease is and shall be considered to be the only agreement between Landlord and Tenant and their representatives and agents. All negotiations and oral agreements acceptable to Landlord and Tenant have been merged into and are included in this Lease. There are no other representations or warranties between Landlord and Tenant and all reliance with respect to representations is solely upon the representations and agreements contained in this Lease.

     20.28 Execution and Delivery of Lease. Subject to Section 18.4, neither Party shall have any obligation or liability to the other until each Party shall have executed and delivered this Lease to the other.

     IN WITNESS WHEREOF, this Lease has been executed and delivered as of the Effective Date.

     LANDLORD: CANYON COUNTRY PLAZA L.P., a California limited partnership


                              By :   GSF Canyon Country ,  Inc . ,
                                     a California corporation

                              Its: General Partner



                                   By:
                                   Name: Robert N. Gold
                                   Its:   President



                  TENANT:     PLAY CO. TOYS CANYON COUNTRY, INC.,
                              a Delaware corporation


                                                               ,
                                By:
                                Name:    Richard Brady
                                Its:      President and CEO


                                By:
                                Name:     Angela Burnett
                                Its:      Chief Financial Officer

                                LIST OF EXHIBITS


EXHIBIT A      Site Plan

EXHIBIT B      Property Descriptions
                  Description of Premises
                  Legal Description of Shopping Center

EXHIBIT C      Work Letter

EXHIBIT D      Subordination, Non-disturbance and Attornment
               Agreement

EXHIBIT E      Access and Rental Payment Agreement

EXHIBIT F      Guaranty

EXHIBIT G      Estoppel Certificate

EXHIBIT H      Memorandum of Lease

EXHIBIT I      Restricted Uses

EXHIBIT J      Existing Uses

[graphic]

                                    EXHIBIT B
                             Description of Premises

  Spaces 3 and 4 as shown  on the Site  Plan,  containing  approximately  12,000 square feet of floor area.


         Legal Description of Shopping Center


THE LAND SITUATED IN THE STATE OF CALIFORNIA, COUNTY OF LOS ANGELES AND DESCRIBED AS FOLLOWS:

PARCEL 1:

THAT PORTION OF THE NORTH HALF OF THE SOUTHEAST QUARTER OF SECTION 20, TOWNSHIP 4 NORTH, RANGE 15 WEST, SAN BERNARDINO MERIDIAN, ACCORDING TO THE OFFICIAL PLAT THEREOF, DESCRIBED AS FOLLOWS:

     BEGINNING AT THE INTERSECTION OF THE SOUTHERLY PROLONGATION OF THE WESTERLY LINE OF WHITES CANYON ROAD, 50 FEET WIDE, AS SHOWN ON MAP OF TRACT NO. 25924, RECORDED IN HOOK 667 PAGES 93 TO 97 INCLUSIVE OF MAPS, IN THE OFFICE OF THE COUNTY RECORDER OF SAID COUNTY, WITH THE WESTERLY PROLONGATION OF THAT CERTAIN COURSE IN THE CENTER LINE OF SOLEDAD CANYON ROAD, 110 FEET WIDE, HAVING A BEARING AND LENGTH OF NORTH 89' 58' 39" EAST 1355.68 FEET, AS SHOWN ON SAID MAP; THENCE ALONG SAID SOUTHERLY PROLONGATION, SOUTH O' 26' 36" EAST 722.24 FEET TO A POINT OF INTERSECTION WITH THE NORTHEAST LINE OF LOT 210 OF TRACT NO. 25927, AS SHOWN ON MAP RECORDED IN BOOK 731 PAGES 3 TO 8 INCLUSIVE OF MAPS, IN THE OFFICE OF SAID COUNTY RECORDER; THENCE ALONG SAID NORTHEAST LINE SOUTH 63' 24' 45" EAST, 557.99 FEET; THENCE LEAVING SAID NORTHEASTERLY LINE NORTH 26' 35' 15"
EAST, 248.49 FEET; THENCE NORTH 89' 58' 39' EAST, 199.94 FEET THENCE NORTH O' 16' 54" WEST, 750 FEET TO THE CENTER LINE OF SAID SOLEDAD CANYON ROAD; THENCE ALONG SAID CENTER LINE SOUTH 89' 58 39" WEST, 809.94 FEET TO THE POINT OF BEGINNING.

     EXCEPT THAT PORTION OF SAID LAND INCLUDED WITHIN THE SOLEDAD CANYON ROAD, AS SHOWN ON SAID MAP OF TRACT NO. 25924.

     ALSO EXCEPT ALL OIL, GAS AND MINERAL RIGHTS BELOW 500 FEET, BUT WITHOUT ANY SURFACE RIGHTS AND RIGHT OF SURFACE ENTRY, FROM THAT PORTION OF SAID LAND LYING SOUTHWESTERLY OF SOLEDAD CANYON ROAD, AS ESTABLISHED BY DECLARATION OF THE HOARD OF SUPERVISORS OF SAID COUNTY, NOTED IN ROAD HOOK 6 PAGE 123 , RECORDS OF' SAID BOARD OF SUPERVISORS, AS RESERVED IN THE DEED FROM ETHEL M. FURNIVALL, ALSO KNOWN AS EDITH M. FURNIVALL, JOHN COLONKA, JR. AND JOAN IDA COLONKA, RECORDED JUNE 23, 1962 IN BOOK D-1647 PAGE 8, OFFICIAL RECORDS.

     ALSO EXCEPT ANY AND ALL MINERAL RIGHTS, INCLUDING OIL AND ALL HYDROCARBON SUBSTANCES IN THE LAND HEREIN DESCRIBED AT A DEPTH OF

     MORE THAN 500 FEET BELOW THE SURFACE Of SAID LAND. GRANTOR SHALL NOT HAVE ANY RIGHT TO ENTER UPON THE SURFACE OF SAID LAND TO EXPLORE FOR OR REMOVE ANY OF SAID MINERALS, HUT SHALL HAVE AN UNLIMITED RIGHT TO ENTER UPON SAID LAND AT A DEPTH IN EXCESS OF 500 FEET FROM THE SURFACE THEREOF TO EXPLORE FOR OR REMOVE ANY MINERALS , INCLUDING PETROLEUM PRODUCTS , FROM THAT PORTION OF SAID LAND LYING NORTHEASTERLY OF SOLEDAD CANYON ROAD, AS ESTABLISHED BY DECLARATION OF THE BOARD OF SUPERVISORS OF SAID COUNTY, NOTED IN ROAD BOOK 6 PAGE 123, RECORDS OF SAID HOARD OF SUPERVISORS, AS RESERVED BY EDWIN A. CARPENTER, A MARRIED MAN, AS HIS SEPARATE PROPERTY, AND EDWIN A. CARPENTER, TRUSTEE FOR THE ESTATE OF E. PEARL CARPENTER, DECEASED, RECORDED NOVEMBER 10, 1960 AS INSTRUMENT NO. 2619, IN BOOK D 1031 PAGE 976, OFFICIAL RECORDS.

PARCEL 2:

     THAT PORTION OF THE NORTH HALF OF THE SOUTHEAST QUARTER OF SECTION 20, TOWNSHIP 4 NORTH, RANGE 15 WEST, SAN BERNARDINO MERIDIAN, ACCORDING TO THE OFFICIAL PLAT THEREOF, DESCRIBED AS FOLLOWS:

     BEGINNING AT THE INTERSECTION OF THE SOUTHERLY PROLONGATION OF THE WESTERLY LINE OF WHITES CANYON ROAD, 50 FEET WIDE AS SHOWN ON MAP OF TRACT NO. 25924, RECORDED IN BOOK 667 PAGES 93 TO 97 INCLUSIVE OF MAPS, IN THE OFFICE OF THE COUNTY RECORDER OF' SAID COUNTY, WITH THE WESTERLY PROLONGATION OF THAT CERTAIN COURSE IN THE CENTER LINE OF SOLEDAD CANYON ROAD, 110 FEET WIDE, HAVING A HEARING AND LENGTH OP' NORTH 89' 58' 39" EAST 1355.68 FEET AS SHOWN ON SAID MAP; THENCE ALONG SAID SOUTHERLY PROLONGATION , SOUTH O ' 16 - 3 6'- EAST 3 9 0 . 51 FEET TO THE TRUE POINT OF BEGINNING; THENCE CONTINUING ALONG SAID SOUTHERLY PROLONGATION SOUTH 0' 16' 36" EAST 331.73 FEET TO THE NORTHEASTERLY LINE OF LOT 210 OF TRACT NO. 25927, AS PER MAP RECORDED IN HOOK 731 PAGES 3 TO 8 INCLUSIVE OF MAPS, IN SAID OFFICE OF THE COUNTY RECORDER; THENCE ALONG THE NORTHEASTERLY LINE OF SAID LOT 210 NORTH 63' 24' 45" WEST 114.85 FEET TO THE BEGINNING OF A NON-TANGENT CURVE CONCAVE NORTHWESTERLY HAVING A RADIUS OF 1550.00 FEET, A RADIAL LINE OF SAID CURVE AT SAID BEGINNING BEARS NORTH 64 ' 39' 06" WEST; THENCE NORTHEASTERLY ALONG SAID CURVE THROUGH A CENTRAL. ANGLE OF 11' 01 57" AN ARC DISTANCE OF 298.46 FEET TO THE TRUE POINT OF BEGINNING.

                                    EXHIBIT C
                                   Work Letter


     Section l. Lnndlord's Work. At its sole cost, Landlord shall perform the following work prior to delivering exclusive occupancy of the Building to Tenant.

     A. Ceiling|^|. Landlord shall remove the existing drop ceiling and provide a ceiling for the Building as follows:

     l.  Ceiling  shall  be  an  open,   exposed-structure  type,  insulated  to
applicable UBC standards with foil or Kraft paper facing towards the store interior.

     2. Insulation shall be paint-ready and installed so as to present a uniform surface when viewed from the floor below.

     3. The bottom edges of all structural members, all HVAC plenums and ducting, and all electrical supply conduits, junctions and fittings, shall be located no lower than fourteen feet (14') above the finished floor of the Building ("AFF").

     B. HVAC System. Landlord shall modify the existing HVAC System to provide one meeting these criteria:

     l. All ducting for HVAC System over retail sales area shall be rigid spiral.

     2. Duct routes throughout the Building shall be parallel or perpendicular to the perimeter walls of the Building.

     3. The bottom of the largest duct, or lowest plenum, shall be located at fourteen feet (14') AFF.

     4. Insulation for the HVAC System shall complement the open-ceiling aesthetics with neat duct joints and support strapping.

     5. Registers shall be fed from supply ducts with direct vertical drops positioned at twelve and one-half feet (12.5') AFF.

     6. Thermostats shall be provided with twelve (12) hour bypass timers.

     7. All storage rooms shall be provided with a separate, roof-mounted HVAC unit that shall also provide supply and return air conditioning for any office in the Building.

     8. All conditioning capacity throughout the Building shall be not less than 1-ton/375 sq. ft. At a minimum, Landlord shall add a 5 ton unit, a 7.5 ton unit and all ducting necessary to achieve said standard.

     C. Walls. Landlord shall provide demising walls for the Building as follows:

     l. Landlord shall provide a demising wall, continuous from floor to ceiling, that shall separate the front retail sales area from and the rear storage area, as shown in Tenant's approved store plans. This demising wall shall have two (2) man-doors, lockable from the sales side and equipped with automatic closers.

     2. The side perimeter walls shall be furred out as follows. Except where enclosed by the storage room, existing masonry wall shall be furred out with five-eighths inch (5/8") standard, square-edged drywall, applied horizontally with staggered vertical joints. The furring gap shall be not less than three-quarters inch (3/4") nor more than one and one-half inches (l|^|"). Drywall shall be complete from concrete floor to roof panels or ledger boards, as applicable. Joints shall be taped and finish-sanded. Vertical intersections with existing walls, or the store front, shall be filled and clean finished.

     3. All wall surfaces shall be clear of conduit and other piping from eight-and-one-half feet (8.5,) to fourteen feet (14') AFF.

     4. All wall surfaces shall be taped, finish-sanded and paint-ready.

     D. Restrooms. Landlord shall provide restrooms in the Building as follows.

     l.  Two  (2)   handicapped-accessible   restrooms  meeting  all  applicable
governmental standards, with appropriate accessibility signage and equipped with automatically closing doors.

     2. Where not otherwise finished, restroom walls and ceilings shall be painted with Sinclair Arizona white semi-gloss enamel paint.

     3. Each restroom shall be provided with hot water supply; "insta-hot" supply shall be accessible.

     E. Office. Within the storage area, Landlord shall provide an office as follows.

     l. The office shall be about one hundred (100) sq. ft. and shall include a lockable, automatically closing door.

     2. Office walls shall be painted with Sinclair Arizona white semi-gloss enamel paint.

     3. Each office wall shall have a standard duplex receptacle. A one-half inch (1/2") PVC or EMT conduit shall be routed from the vicinity of the telephone backboard and shall terminate in a flush-mounted J-box in the office wall at the location specified in Tenant's approved plans.

     4. The office  shall have two (2) plate  glass  windows:  b

     (a) a 36" x 36" one-way  window  between the office and retail  sales area;
and

     (b) a 36" x 36" clear glass window between the office and storage area.

     F. Security Room. Within the storage area, Landlord shall provide a 50 sq. ft. office with a lockable, automatically closing door.


     Section 2. Conditions to Delivery of Possession of Premises.

     (a) Landlord shall deliver possession of the Premises to Tenant subject to Tenant's satisfaction or waiver of the following conditions on or before the Estimated Delivery Date, which conditions shall also constitute warranties of Landlord as of such date:

     (i) the Premises shall be in "broom-clean" condition;

     (ii) the structure, HVAC System, and the lighting, electrical, plumbing, sewer and all other systems and fixtures serving the Premises shall be in good condition and working order;

     (iii) sufficient utilities, including gas, water and electricity, shall be available to heat, light, power, ventilate and air-condition the Premises adequately;

     (iv) the Premises shall conform with the approved Building Plans and all applicable building codes, laws, ordinances, rules and regulations of any governmental authority, Board of Insurance Underwriters or similar agency;

     (v) the entire Parking Lot will be paved, striped and lighted; and

     (vi) the City or other appropriate governmental agency shall have issued all certificates, or have initialed as completed the City's inspection cards, for Landlord's Work to permit Tenant to occupy the Premises to install its fixtures and Landlord shall have delivered copies of the same to Tenant.

     (b) Neither Tenant's taking possession of the Premises nor its opening for business therein shall constitute its acceptance of

     Landlord's Work. Tenant shall use reasonable efforts to provide Landlord with a "punchlist" of any defects in the Premises within thirty (30) days after the Delivery Date, but in all events Landlord shall promptly correct any latent defects and any work that is defective or that does not conform with this Work Letter. Defective or nonconforming Landlord's Work shall delay the Rent Commencement Date only if it prevents Tenant from opening the Premises for business. Tenant shall permit Land|^|ord access to the Premises to correct any defective or nonconforming Landlord's Work.

     (c) In addition to its duties under Section 10.1 of the Lease, Landlord shall make all necessary repairs or replacements to the Premises' structure and to all systems and fixtures installed by Landlord for a period of one (1) year after the Rent Commencement Date. Landlord shall assign to Tenant the nonexclusive right to enforce all warranties existing or accruing after the Rent Commencement Date for any labor and materials used on or in the Premises and Landlord shall use its best efforts to obtain and transfer to Tenant all extended manufacturers' warranties, including a warranty for five (5) years for the compressor and related parts for the HVAC System.

     Section 3. Tenant's Work. Tenant shall install all other fixtures, trade fixtures, furniture and improvements to the interior of the Building Tenant shall require for its use and occupancy during the Lease Term ("Tenant's Work").


     Section 4. Construction Allowance. Provided Tenant is not in Default hereunder, within five (5) days of Tenant's Notice to Landlord of the date Tenant shall have first opened for business at the Premises and Tenant's delivery of (i) full, final and unconditional mechanic's lien releases and/or waivers from all suppliers of labor and materials for Tenant's Work and (ii) a copy of Tenant's certificate of occupancy for the Premises, Landlord shall pay Tenant the Construction Allowance specified in Article I.


     Section 5. Tenant's Signage. At Tenant's sole cost, Tenant shall have the right to maintain the following signage at the Shopping Center, subject to all applicable City approvals. In all cases, Tenant shall be allowed the maximum allowable signage the City shall permit and Landlord shall support, at no out-of-pocket cost to Landlord, any sign variance Tenant shall request from the City.

     A. Pylon Sign. At its sole cost, Tenant shall have the right to install its standard "PLAY CO. TOYS" signage in the bottom panel position of the pylon sign for the Shopping Center located on Whites Canyon Road, as shown on Exhibit A (Site Plan); provided, however, that Tenant's right to such pylon signage shall be subject to Landlord's termination if the City permits Tenant to install the Building signage described in Section 5.B below.

     B. Building Sign. At it s sole cost and subject to the City's approval, Tenant shall have the right to install its standard "PLAY CO. TOYS" sign with letters no less than forty-eight inches ( 48'- ) high on the front and rear exterior walls of the Building.

     C. Monument Sign. At its sole cost, Tenant shall have|^|the right to be identified in the second-from-top position on the monument signage for the Shopping Center as "PLAY CO. TOYS'-.

     D. Costs. Within ten (10) days after Notice from Landlord itemizing the cost to construct and maintain each pylon and monument sign Tenants signage occupies, Tenant shall pay its '-proportionate share" of such cost, which shall equal a fraction thereof whose numerator is the area Tenants signage occupies and whose denominator is the area of all signage on such sign.

LOAN NO. 950204006

TENANT:   Play Co. Toys Canyon Country, Inc.,
          a Delaware corporation

                                 SUBORDINATION,
                    NON-DISTURBANCE AND ATTORNMENT AGREEMENT



             THIS SUBORDINATION, NON-DISTURBANCE AND ATTORNMENT AGREEMENT (this "Agreement") is entered into by and among Play Co. Toys Canyon Country, Inc., a Delaware corporation ("Tenant"), whose address is 550 Rancheros Drive, San Marcos, California 92069, Canyon Country Plaza, L.P., a California limited partnership, ("Landlord"), whose address is 366 Comstock Avenue, Los Angeles, California 90024, and CB Commercial Mortgage Company, Inc., a California corporation ("Lender"), whose address is 533 South Fremont Avenue, Los Angeles, California 90071-1798.


WITNESSETH:


              WHEREAS, Landlord is the owner in fee simple of the real property described in Exhibit "A" attached hereto, together with the improvements thereon (the "Property");

           WHEREAS, Landlord or its predecessor and Tenant have entered into a certain Lease (as the same may have been or may hereafter be amended, modified, renewed, extended or replaced, the "Lease"), dated August 29, 1996 leasing to Tenant a portion of the Property (the "Premises");

           WHEREAS, Lender has made a certain mortgage loan to Landlord in the original principal amount of TEN MILLION DOLLARS ($10,000,000) (the "Loan"), which is evidenced by Landlord's Promissory Note in such amount (the "Note") and secured by, among other things, a certain Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing (the "Mortgage") and a certain Assignment of Leases and Rents and Security Deposits (the "Assignment of Leases") encumbering the Property, which Mortgage and Assignment of Leases were each recorded on February 29, 1996 as Instrument No. 96- 325972 and Instrument No. 96-325973, respectively, in the Official Records of Los Angeles County;

           WHEREAS,   Lender,  Landlord  and  Tenant  desire  to  confirm  their understanding with respect to the Lease and the Loan and the rights of Tenant and Lender thereunder.

             NOW THEREFORE, in consideration of the mutual covenants and agreements contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:


            l. Subordination. Notwithstanding anything to the contrary set forth in the Lease and subject to the terms and conditions of this Agreement, Tenant hereby subordinates and subjects the Lease and the leasehold estate created thereby and all of Tenant's rights thereunder to the Mortgage and the liens thereof and all advances and rights of Lender thereunder and to any and all renewals, modifications, consolidations, replacements and extensions thereof, as fully and as if the Mortgage and all of its renewals, modifications, consolidations, replacements and extensions had been executed, delivered and recorded prior to execution of the Lease. Without affecting the foregoing subordination, Lender may, from time to time: (a) extend, in whole or in part, by renewal or otherwise, the terms of payment or performance of any obligation secured by the Mortgage; (b) release, surrender, exchange or modify any obligation secured by the Mortgage, or any security for such obligation; or (c) settle or compromise any claim with respect to any obligation secured by the Mortgage or against any person who has given security for any such obligation.

            2. Non-Disturbance. If, at any time, Lender or any person or entity or any of their successors or assigns who shall acquire the interest of Landlord under the Lease through a foreclosure of the Mortgage, the exercise of the power of sale under the Mortgage, a deed-in-lieu of foreclosure, an assignment-in-lieu of foreclosure or otherwise (each, a "New Owner") shall succeed to the interests of Landlord under the Lease, so long as the Lease is then in full force and effect, Tenant complies with this Agreement and no "Uncured Default" (as defined in the Lease) exists under the Lease or no default or event exists under the Lease that, with the passage of time or giving of notice, or both, becomes an Uncured Default on the part of Tenant (collectively, a "Default"), the Lease shall continue in full force and effect as a direct lease between the New Owner and Tenant, upon and subject to all of the terms, covenants and conditions of the Lease, for the balance of the term thereof. Tenant hereby agrees to attorn to and accept any such New Owner as landlord under the Lease and to be bound by and perform all of the obligations imposed by the Lease, and Lender, or any such New Owner of the Property, agrees that it will not disturb the possession of Tenant and will be bound by all of the obligations imposed on the Landlord by the Lease; provided, however, that any New Owner shall not be:

                  (a) liable for any act or omission of a prior landlord (including Landlord) arising prior to the date upon which the New Owner shall succeed to the interests of Landlord under the Lease; or

                   (b) subject to any claims, offsets or defenses which Tenant might have against any prior landlord (including Landlord) arising prior to the date upon which the New Owner shall succeed to the interests of Landlord under the Lease; or

                   (c) bound by any rent or additional rent which Tenant might have paid in advance to any prior landlord (including Landlord) for a period in excess of one (1) month or by any security deposit, cleaning deposit or other prepaid charge which Tenant might have paid in advance to any prior landlord (including Landlord), except to the extent that such New Owner actually comes into exclusive possession of the same; or

                  (d) bound by any assignment (except as permitted by the Lease), surrender, release, waiver, cancellation, amendment or modification of the Lease made without the written consent of Lender; or

                   (e) responsible for the making of any improvement to the Property or repairs in or to the Property in the case of damage or destruction of the Property or any part thereof due to fire or other casualty or by reason of condemnation unless such New Owner shall be obligated under the Lease to make such repairs and shall have received insurance proceeds or condemnation awards sufficient to finance the completion of such repairs; or

                   (f) obligated to make any payment to Tenant except for the timely return of any security deposit actually received by such New Owner.

                    Nothing contained herein shall prevent Lender from naming or joining Tenant in any foreclosure or other action or proceeding initiated by Lender pursuant to the Mortgage to the extent necessary under applicable law in order for Lender to avail itself of and complete the foreclosure or other remedy, but such naming or joinder shall not be in derogation of the rights of Tenant as set forth in this Agreement.


     3. Cure by Lender of Landlord Defaults. Tenant hereby agrees that from and after the date hereof, in the event of any act or omission by Landlord which would give Tenant the right, either immediately or after the lapse of time, to terminate or cancel the Lease or to claim a partial or total eviction, or to abate or reduce rent, Tenant will not exercise any such right until it has given Lender the notice and opportunity to cure required in Section 14 of the Lease; provided that in the event Lender cannot commence such cure without possession of the Property, Tenant will not exercise any such right if Lender commences judicial or non judicial proceedings to obtain possession within such period and thereafter diligently prosecutes such efforts and cure to completion; and provided further, Tenant shall not, as to Lender, require cure of any such act or omission which is not susceptible to cure by Lender.


     4. Payments to Lender and Exculpation of Tenant. Tenant is hereby notified that the Lease and the rent and all other sums due thereunder have been assigned to Lender as security for the Loan. In the event that Lender or any future party to whom Lender may assign the Mortgage notifies Tenant of a default under the Mortgage and directs that Tenant pay its rent and all other sums due under the Lease to Lender or to such assignee, Tenant shall honor such direction without inquiry and pay its rent and all other sums due under the Lease in accordance with such notice. Landlord agrees that Tenant shall have the right to rely on any such notice from Lender or any such assignee without incurring any obligation or liability to Landlord, and Tenant is hereby instructed to disregard any notice to the contrary received from Landlord or any third party.


     5. Estoppel. Tenant hereby states, declares, represents and warrants as follows:

     (a) The description of the Lease in the recitals hereof is true, correct and complete, including all amendments, supplements and modifications thereto. Concurrently herewith, Tenant is delivering to Landlord a true, correct and complete copy of the Lease, certified to be so pursuant to a Certificate in the form attached hereto as Exhibit "B" , which is not intended to be recorded. Tenant has properly executed the Lease and the Lease is in full force and effect, subject to Lender's execution and delivery to Tenant of this Agreement;

     (b) As of the Rent Commencement Date (as defined in the Lease), Tenant is obligated to pay rent on a current basis for the following portions of the Premises (if all, so state) in the Lease: ALL The minimum monthly or base rent Tenant shall pay for said space pursuant to the terms of the lease is $ 9.000 per month. If applicable, percentage rent due under the Lease has been paid through and the amount of percentage rent for the last period paid was $ None (if none, so state). If applicable, common area maintenance, taxes, insurance and other charges due under the Lease have been paid through None (if none, so state).

     (c) With respect to the portions of the Premises referenced in subparagraph
(b) above, Tenant has accepted possession thereof under the Lease, and all items of an executory nature relating thereto to be performed by Landlord have been completed, including, but not limited to, completion of construction thereof (and all other improvements required under the Lease) in accordance with applicable plans and specifications and within the time periods set forth in the Lease, and the payment by Landlord of any contribution towards work to be performed by Tenant under the Lease, except as follows (if none, so state):
"Landlord's Work" as defined in the Lease has not been completed and Tenant has not accepted the Premises.


     (d) The Premises shall be expanded by the addition of the following space on the dates hereinafter indicated (if none, so state): None

     (e) Tenant acknowledges that the initial term of the Lease commenced on 19 and shall expire on , 19_, unless sooner terminated in accordance with the terms of the Lease. Tenant has no option to renew or extend the lease term, except as follows (if none, so state): Tenant has two 2 options to extend the Lease as provided in Section 4.2 of the Lease.

     No Default on the part of Tenant exists under the Lease in the performance of the terms, covenants and conditions of the Lease required to be performed on the part of Tenant.

     (g) No Default on the part of Landlord exists under the Lease in the performance of the terms, covenants and conditions of the Lease required to be performed on the part of Landlord.

     (h) Tenant has not assigned, sublet, transferred, hypothecated or otherwise disposed of its interest in the Lease and/or the Premises, or any part thereof.

     (i) There have been no promises or representations made to Tenant by Landlord concerning the Lease or the Premises not contained in the Lease.

     (j) Neither the Lease nor any obligations of Tenant thereunder have been guaranteed by any person or entity, except as follows (if none, so state): Play Co. Toys Inc. a Delaware corporation has so guaranteed as provided in Exhibit F to the Lease.

     (k) No hazardous substances are being (or have been or will be during the term of the Lease) generated, used, handled, stored or disposed of by Tenant on the Premises or on the Property in violation of any applicable laws, rules or regulations or the terms of the Lease.

     (1) No rentals are accrued and unpaid under the Lease.

     (m) No security or deposits as security have been made under the Lease, except for the sum of $ None (if none, so state), in cash, which has been deposited by Tenant with Landlord pursuant to the terms of the Lease.

     (n) Tenant has no defense as to its obligations under the Lease and claims no setoff or counterclaim against Landlord.

     (o) Tenant has not received notice of any assignment, hypothecation, mortgage or pledge of Landlord's interest in the Lease or the rents or other amounts payable thereunder, except as follows (if none, so state): None (p) Tenant has no right or option of any nature whatsoever, whether pursuant to the Lease or otherwise, to purchase the Premises or the Property, or any portion thereof or any interest therein, and to the extent that Tenant has had or hereafter acquires any such right or option, the same is hereby acknowledged to be subject and subordinate to the Mortgage and is hereby waived and released with respect to, and shall not be asserted against, any New Owner.

                  Whenever requested by Lender, Tenant shall, without charge, execute and deliver to Lender a written confirmation that the representations contained in this paragraph remain correct and complete (or specifying any matter to the contrary).


            6. Limitation of Liability. Lender shall not, either by virtue of the Mortgage, the Assignment of Leases or this Agreement, be or become a mortgagee-in-possession or be or become subject to any liability or obligation under the Lease or otherwise until Lender shall have acquired the interest of Landlord in the Premises, by foreclosure or otherwise, and then such liability or obligation of Lender under the Lease shall extend only to those liabilities or obligations accruing subsequent to the date that Lender has acquired the interest of Landlord in the Premises as modified by the terms of this Agreement. In addition, upon such acquisition, Lender shall have no obligation, nor incur an liability beyond Lender s then equity interest, if any, in the Premises. Furthermore, in the event of the assignment or transfer of the interest of Lender under this Agreement, all obligations and liabilities of Lender under this Agreement shall terminate and, thereupon, all such obligations and liabilities shall be the sole responsibility of the party to whom Lender's interest is assigned or transferred.


            7. Notice. Any notice, demand, statement, request, consent or other communication made hereunder shall be in writing and delivered (i) personally, (^n) mailed by certified or registered mail, postage prepaid, return receipt requested or (^ni) by depositing the same with FedEx or another reputable private courier service, postage prepaid, for next business day delivery, to the parties at their addresses first set forth above and shall be deemed given when delivered personally, or four (4) Business Days after being placed in the United States mail, if sent by certified or registered mail, or one (1) business day after deposit with such private courier service. Rejection or other refusal to accept or the inability to deliver because of changed address of which no notice was given as herein required shall be deemed to be receipt of the notice, demand or request sent. By giving to the other parties hereto at least fifteen (15) days' prior written notice thereof in accordance with the provisions hereof, the parties hereto shall have the right from time to time to change their respective addresses to any other address within the United States of America. Tenant agrees to send a copy of any notice or statement under the Lease to Lender at the same time such notice or statement is sent to Landlord.

            8. Miscellaneous.

                 (a) In the event of any conflict or inconsistency between the provisions of this Agreement and the Lease, the provisions of this Agreement including any provisions of the Lease expressly incorporated herein shall govern; provided, however, that the foregoing shall in no way diminish
Landlord's obligations or liability to Tenant under the Lease. Lender's enforcement of any provisions of this Agreement or the Mortgage shall not entitle Tenant to claim any interference with the contractual relations between Landlord or Tenant or give rise to any claim or defense against Lender with respect to the enforcement of such provisions.

                  (b) Tenant agrees that this Agreement satisfies any condition or requirement in the Lease relating to the granting of a non-disturbance agreement.

                  (c) Tenant agrees that it will not subordinate the Lease to the lien of any mortgage or deed of trust of Landlord other than the Mortgage for so long as the Mortgage shall remain a lien on the Property.

                   (d) This Agreement shall inure to the benefit of the parties hereto and their respective successors and assigns; provided, however, that the interest of Tenant under this Agreement may not be assigned or transferred without the prior written consent of Lender, which Lender shall not unreasonably withhold or delay.

                  (e) The captions appearing under the paragraph number designations of this Agreement are for convenience only and are not a part of this Agreement and do not in any way limit or amplify the terms and provisions of this Agreement.

                  (f) If any portion or portions of this Agreement shall be held invalid or inoperative, then all of the remaining portions shall remain in full force and effect, and, so far as is reasonable and possible, effect shall be given to the intent manifested by the portion or portions held to be invalid or inoperative.

                  (g) This Agreement shall be governed by and construed in accordance with the laws of the State in which the Property is located.

                  (h) This Agreement may be executed in any number of separate counterparts, each of which shall be deemed an original, but all of which, collectively and separately, shall constitute one and the same agreement.

                   (i) This Agreement cannot be altered, modified, amended, waived, extended, changed, discharged or terminated orally or by any act on the part of Tenant, Landlord or Lender, but only by an agreement in writing signed by the party against whom enforcement of any alteration, modification, amendment, waiver, extension, change, discharge or termination is sought.

            IN WITNESS WHEREOF, the parties have executed this Agreement as of the dates set forth adjacent to their signatures below to be effective as of the date of the Mortgage.


Date:                 , 1996  TENANT: PLAY CO. TOYS CANYON COUNTRY,
                             INC., a Delaware corporation

                             By:
                             Name:
                             Title:

Date:   ,         19 LANDLORD: CANYON COUNTRY PLAZA, L.P., a
                            California limited partnership
                            By:
                            Name:
                            Title:

Date:             , 19_  LENDER: CB COMMERCIAL MORTGAGE
                                COMPANY, INC., a California corporation

                                By:
                                Name:
                                Title:

WHEN RECORDED, RETURN TO:

Wilkie Farr & Gallagher
One Citicorp Center
153 East 53 rd Street
New York, New York 10022-4677
Attention: Monty Davis

STATE OF CALIFORNIA
                            )    ss.
COUNTY OF LOS ANGELES                 )



                                       personally appeared
                                                         and

personally known to me (or proved to me on the basis of satisfactory evidence) to be the person(s) whose name(s) (is) (are) subscribed to|^|t|^|h|^|e within instrument and acknowledged to me tha ( e (she) (they) executed the same in (his
(her) (their) authorized capacity(ies), and that by (his (her) (their) signature(s) on the instrument the person(s), or the entity upon behalf o which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.

            CHRISTINA BRUNO
            Notary Public in and for said State

(SEAL)

STATE OF CALIFORNIA
                                  ss.
COUNTY OF                    )



                                            personally appeared
                                                                 and

personally known to me ( ) to be the person whose namesubscribed to the within instrument and acknowledged to me that Executed the same in his authorized capacity and that by his Signature on the instrument the person|^|., or the entity upon behalf of which the person, acted, executed the instrument.

WITNESS my hand and official seal.

                           BETTE J. HULL
                                  Notary Public in and for said State

STATE OF CALIFORNIA           )
                              )    ss.
COUNTY OF )



                                                personally appeared
                                                     and

personally known to me (or proved to me on the basis of satisfactory evidence) to be the person(s) whose name(s) is (are) subscribed to the within instrument and acknowledged to me that e (she) (they) executed the same in |^| (her) (their) authorized capacity(ies), and that by is (her) (their) signature(s) on the instrument the person(s), or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.
            Elsa J. Gonsalves
              Comm. #11014427

 NOTARY PUBLIC  CALIFORNIA
            Comm. Expires. Jan. 23,1998    Notary Public in  and for  said State

(SEAL)

                                  EXHIBIT "A"

                              PROPERTY DESCRIPTION


     THE LAND SITUATED IN THE STATE OF CALIFORNIA, COUNTY OF LOS ANGELES AND DESCRIBED AS FOLLOWS:

PARCEL 1:

     THAT PORTION OF THE NORTH HALF OF THE SOUTHEAST QUARTER OF SECTION 20, TOWNSHIP 4 NORTH, RANGE 15 WEST, SAN BERNARDINO MERIDIAN, ACCORDING TO THE OFFICIAL PLAT THEREOF, DESCRIBED AS FOLLOWS:

     BEGINNING AT THE INTERSECTION OF THE SOUTHERLY PROLONGATION OF THE WESTERLY LINE OF WHITES CANYON ROAD, 50 FEET WIDE, AS SHOWN ON MAP OF TRACT NO. 25924, RECORDED IN BOOK 667 PAGES 93 TO 97 INCLUSIVE OF MAPS, IN THE OFFICE OF THE COUNTY RECORDER OF SAID COUNTY, WITH THE WESTERLY PROLONGATION OF THAT CERTAIN COURSE IN THE CENTER LINE OF SOLEDAD CANYON ROAD, 110 FEET WIDE, HAVING A BEARING AND LENGTH OF NORTH 89 58' 39" EAST 1355.68 FEET, AS SHOWN ON SAID MAP; THENCE ALONG SAID SOUTHERLY PROLONGATION, SOUTH Oo 16' 36" EAST 722.24 FEET TO A POINT OF INTERSECTION WITH THE NORTHEAST LINE OF LOT 210 OF TRACT NO. 25927, AS SHOWN ON MAP RECORDED IN BOOK 731 PAGES 3 TO 8 INCLUSIVE OF MAPS, IN THE OFFICE OF SAID COUNTY RECORDER; THENCE ALONG SAID NORTHEAST LINE SOUTH 63 24' 45" EAST
557.99  FEET;  THENCE  LEAVING  SAID  NORTHEASTERLY  LINE NORTH 26 35' 15" EAST,
248.49 FEET; THENCE NORTH 89 58' 39" EAST, 199.94 FEET; THENCE NORTH O 16' 54" WEST, 750 FEET TO THE CENTER LINE OF SAID SOLEDAD CANYON ROAD; THENCE ALONG SAID CENTER LINE SOUTH 89 58' 39" WEST , 809.94 FEET TO THE POINT OF BEGINNING.

     EXCEPT THAT PORTION OF SAID LAND INCLUDED WITHIN THE SOLEDAD CANYON ROAD, AS SHOWN ON SAID MAP OF TRACT NO. 25924.

     ALSO EXCEPT ALL OIL, GAS AND MINERAL RIGHTS BELOW 500 FEET, BUT WITHOUT ANY SURFACE RIGHTS AND RIGHT OF SURFACE ENTRY, FROM THAT PORTION OF SAID LAND LYING SOUTHWESTERLY OF SOLEDAD CANYON ROAD, AS ESTABLISHED BY DECLARATION OF THE BOARD OF SUPERVISORS OF SAID COUNTY, NOTED IN ROAD BOOK 6 PAGE 123, RECORDS OF SAID BOARD OF SUPERVISORS, AS RESERVED IN THE DEED FROM ETHEL M. FURNIVALL, ALSO KNOWN AS EDITH M. FURNIVALL, JOHN COLONKA, JR. AND JOAN IDA COLONKA, RECORDED JUNE 13, 1962 IN BOOK D-1647 PAGE 8, OFFICAIL RECORDS.

     ALSO EXCEPT ANY AND ALL MINERAL RIGHTS, INCLUDING OIL AND ALL HYDROCARBON SUBSTANCES IN THE LAND HEREIN DESCRIBED AT A DEPTH OF MORE THAN 500 FEET BELOW THE SURFACE OF SAID LAND. GRANTOR SHALL NOT HAVE ANY RIGHT TO ENTER UPON THE SURFACE OF SAID LAND TO EXPLORE FOR OR REMOVE ANY OF SAID MINERALS, BUT SHALL HAVE AN UNLIMITED RIGHT TO ENTER UPON SAID LAND AT A DEPTH IN EXCESS OF 500 FEET FROM THE SURFACE THEREOF TO EXPLORE FOR OR REMOVE ANY MINERALS, INCLUDING PETROLEUM PRODUCTS, FROM THAT PORTION OF SAID LAND LYING NORTHEASTERLY OF SOLEDAD CANYON ROAD, AS ESTABLISHED BY DECLARATION OF THE BOARD OF SUPERVISORS OF SAID COUNTY, NOTED IN ROAD BOOK 6 PAGE 123, RECORDS OF SAID BOARD OF SUPERVISORS, AS RESERVED BY EDWIN A. CARPENTER, A MARRIED MAN, AS HIS SEPARATE PROPERTY, AND EDWIN A. CARPENTER, TRUSTEE FOR THE ESTATE OF E. PEARL CARPENTER, DECEASED, RECORDED NOVEMBER 10, 1960 AS INSTRUMENT NO. 2619, IN BOOK D 1031 PAGE 976, OFFICIAL RECORDS.

PARCEL 2:

     THAT PORTION OF THE NORTH HALF OF THE SOUTHEAST QUARTER OF SECTION 20, TOWNSHIP 4 NORTH, RANGE 15 WEST, SAN BERNARDINO MERIDIAN, ACCORDING TO THE OFFICIAL PLAT THEREOF, DESCRIBED AS FOLLOWS:

     BEGINNING AT THE INTERSECTION OF THE SOUTHERLY PROLONGATION OF THE WESTERLY LINE OF WHITES CANYON ROAD, 50 FEET WIDE AS SHOWN ON MAP OF TRACT NO. 25924, RECORDED IN BOOK 667 PAGES 93 TO 97 INCLUSIVE OF MAPS, IN THE OFFICE OF THE COUNTY RECORDER OF SAID COUNTY, WITH THE WESTERLY PROLONGATION OF THAT CERTAIN COURSE IN THE CENTER LINE OF SOLEDAD CANYON ROAD, 110 FEET WIDE, HAVING A BEARING AND LENGTH OF NORTH 89 58' 39" EAST 1355.68 FEET AS SHOWN ON SAID MAP|^| THENCE ALONG SAID SOUTHERLY PROLONGATION, SOUTH O 16' 36" EAST 390.51 FEET TO THE TRUE POINT OF BEGINNING; THENCE CONTINUING ALONG SAID SOUTHERLY PROLONGATION SOUTH O 16' 36" EAST 331.73 FEET TO THE NORTHEASTERLY LINE OF LOT 210 OF TRACT NO. 25927, AS PER MAP RECORDED IN BOOK 731 PAGES 3 TO 8 INCLUSIVE OF MAPS, IN SAID OFFICE OF THE COUNTY RECORDER; THENCE ALONG THE NORTHEASTERLY LINE OF SAID LOT 210 NORTH 63 24' 45" WEST 114.85 FEET TO THE BEGINNING OF A NON-TANGENT CURVE CONCAVE NORTHWESTERLY HAVING A RADIUS OF 1550.00 FEET, A RADIAL LINE OF SAID CURVE AT SAID BEGINNING BEARS NORTH 64 39' 06" WEST; THENCE NORTHEASTERLY ALONG SAID CURVE THROUGH A CENTRAL ANGLE OF 11 o 01' 57" AN ARC DISTANCE OF
298.46 FEET TO THE TRUE POINT OF BEGINNING.

                                   EXHIBIT "B"

                           CERTIFICATE REGARDING LEASE


                               LOAN NO. 950204006


           The undersigned ("Tenant"), hereby certifies to CB Commercial Mortgage Company, Inc., its successors and assigns, that attached hereto is a true, correct and complete copy of the Lease, including all amendments and modifications thereto, if any, between Tenant, as tenant, and Canyon Country Plaza, L.P., a California limited partnership, as landlord, with respect to the premises located at 19120 Soledad Canyon Road, Santa Clarita, California 91351.

            Executed this      day of                      199




                                   TENANT

                                   PLAY CO. TOYS CANYON COUNTRY, INC.,
                                   a Delaware corporation

                                   By:
                                   Name:
                                   Title:

                                   EXHIBIT "A"

                              PROPERTY DESCRIPTION

                                   EXHIBIT "B"

                           CERTIFICATE REGARDING LEASE


                                    LOAN NO.


           The undersigned ("Tenant"), hereby certifies to CB Commercial Mortgage Company, Inc., its succession and assigns, that attached hereto is a true, correct and complete copy of the lease, including all amendments and modifications thereto, if any, between Tenant, as tenant, and , a as landlord, with respect to the premises located at 19120 Soledad Canyon Road, Santa Clarita, California 91351.

            Executed this   day of                    ,   199




                                TENANT




                                By:
                                Name:
                                Title:






                      ACCESS AND RENTAL PAYMENT AGREEMENT


     WHEREAS, CONGRESS FINANCIAL CORPORATION (WESTERN) ("Congress") has entered or is about to enter into certain financing agreements with PLAY CO. TOYS ("Debtor"), pursuant to which Congress has been or may be granted a security interest in any or all of Debtor's personal property, including, but not Limited to, inventory and equipment (Hereinafter the "Personal Property") and,

     WHEREAS,  the Personal  Property has or may become affixed to or be located on, wholly or in part, the certain real estate located at ......  .. . ..... ...
 ... . ........  . ..... ....  ........  ..... . ... ..... ..  ..........  .. the
legal description of which is sct forth in Exhibit "A" attached hereto and incorporated herein by this reference (hereinafter the "Premises") and,

     WHEREAS, the undersigned has an interest in the Premises as owner, mortgagee or lessor, Now, THEREFORE in consideration of any loans or other financial accommodation extended by Congress to Debtor, at any tine, and other good and valuable consideration, the undersigned agrees as follows|^|

     (a) 'I|^|at it waives and relinquishes any landlord's Lien, all rights of Levy or distraint, security interest or other interest the undersigned may now or hereinafter have in any of the Personal Property whether for rent or otherwise;

     (b) That the Personal Property may be installed in or located on the Premises and is not and shall not be deemed a fixture or part of the real estate but shall at all times be considered personal property; .

     (c) that it disclaims any interest in the Personal Property and agrees to assert no claim to the Personal Property while Debtor is indebted to Congress;

     (d) That Congress or its representatives may enter upon the Premises at any time to inspect or remove the Personal Property and may advertise and conduct a public or private sale or sales thereon;

     (e) That Congress, at its option, may enter the Premises for the purpose of repossessing, removing, selling or otherwise dealing with said Personal Property, and such license shaIl be irrevocable and shall continue from the date Congress enters the Premises for as long as Congress deems necessary but not to exceed a period of three (3) months after The receipt by Congress of written notice by the undersigned directing removal of the Personal Property at the receipt , prorated on a per diem basis to be determined on a thirty (SO) day month, without incurred any other obligations of Debtor

     (f) The undersigned agrees to give notice in writing by certified or registered mail of any default by Debtor of any of the provisions of said Lease or the mortgage upon the premises held by the undersigned, as the case may be, to:


                       CONGRESS FINANCIAL CORPORATION
                       225 South Lake Avenue, Suite 1000
                       Pasadena. California 91101
                       Attn:  Portfolio Manager

Upon receipt of said notice, Congress shall thereupon have the right, but not the obligation, to cure said default with ten (10) days thereafter Any payment made or act done by Congress to cure any such default shall not constitute an assumption of the lease or any obligations of Debtor -

      This Access and Rental payment Agreement may not be changed or terminated orally and is binding upon the undersigned and the heirs, personal representatives, successors and assigns of the undersigned and inures to the benefit of Congress and the successors of Congress. .

Dated this           .. . day of .1996
Witnessed By




                               Landlord-Mortgagee


                               Landlord-Mortgagee
ACCEPTED by:

CONGRESS FINANCIAL. CORPORATION

By.

Title: Senior Vice President




              INSERTS TO ACCESS AND RENTAL PAYMENT AGREEMENT

    1- pursuant to a lease (the "Lease") for the Premises with Debtor as tenant,

    2. but Congress shall repair all damage caused to the Premises thereby,

    3.  earlier of (i) Congress entering the Premises, or (^n)

    4. Congress shall be liable for all obligations occurring under the Lease from and after its entry and through its vacation of the Premises including

                                GUARANTY OF LEASE


          THIS GUARANTY OF LEASE (this "Guaranty") is made for valuable consideration by PLAY CO. TOYS, INC., a Delaware corporation (--Guarantor"), in favor of CANYON COUNTRY PLAZA, L.P ., a California limited partnership ("Landlord'-), in connection with that certain lease dated , 1996 (the "Lease") pursuant to which Landlord leases to PLAY CO. TOYS CANYON COUNTRY, INC., a Delaware corporation ('-Tenant"), those certain premises in the shopping center known as -'canyon country Plaza'- in Santa Clarita, California (the '-Premises").

          NOW, THEREFORE, Guarantor hereby agrees as follows:

          1. Guarantor does hereby absolutely and unconditionally guarantee and promise to Landlord the due, punctual and full performance by Tenant of each and all of the covenants, obligations, liabilities and promises of Tenant to be performed from the "Effective bate" until the expiration of the thirty-sixth
(36th) month of the "Lease Term'- as such terms are defined in the Lease, and the truth and accuracy of each and all of the representations and warranties of Tenant contained in the Lease, including without limitation, the payment of "Rent'- (as defined in the Lease); provided that Tenant-s non-performance or inaccuracy shall have become an "Uncured Default" (as defined in the Lease).

     2. Guarantor does hereby agree that, without the consent of or notice to Guarantor and without affecting any of the obligations of Guarantor hereunder:
(a) any term, covenant or condition of the Lease may be amended, compromised, released or otherwise altered by Landlord and Tenant, and Guarantor does guarantee and promise to perform all the obligations of Tenant under the Lease as so amended, compromised, released or altered; (b) any guarantor of or party to the Lease may be released, substituted or added; (c) any right or remedy under the Lease or any other instrument or agreement may be exercised, not exercised, impaired, modified, limited, destroyed, or suspended; (d) Landlord or any other Person may deal in any manner with Tenant, any guarantor, any party to the Lease or any other Person; and (e) all or any part of the Premises or of Tenant's rights or liabilities under the Lease may be sublet, assigned or assumed. Notwithstanding anything herein to the contrary, prior to commencing any judicial action against Guarantor, Landlord shall give Guarantor ten (10) days- written notice and opportunity to perform this Guaranty.

          3. Guarantor hereby waives and agrees not to assert or take advantage of (a) any right to require Landlord to proceed against Tenant or any other Person or to pursue any other remedy before proceeding against Guarantor; (b} the defense of any statute of limitations in any action under or related to this Guaranty or the Lease; (c) any right or defense that may arise by reason of the incapacity, lack of authority, death or disability of Tenant Or any other Person; (d) any right or defense arising by reason of the absence, impairment, modification, limitation, destruction or cessation ( in bankruptcy, by an election or remedies, or otherwise) of the liability of Tenant, of the Subrogation rights of Guarantor or of the right of Guarantor to proceed against Tenant for reimbursement, and (e) the benefits of any statutory provision or procedural rule limiting the liability of a surety.

         4. Guarantor hereby waives and agrees not to assert or take advantage of any right or defense based on the absence of any or all presentments, demands (including demands for performance), notices (including notices of adverse change in the financial status of Tenant or other facts which increases the risk to Guarantor, notices of non-performance and notices of acceptance of this Guaranty) and protests of each every kind.

     5. Guarantor does hereby agree that if claim is ever made upon Landlord for repayment or recovery of any amount or amounts received by Landlord in payment or on account of the amounts hereby guaranteed and Landlord repays all or part of such amount by reason of (a) any judgment, decree or order or of any court or administrative body having jurisdiction or (b) any settlement or compromise of any such claim effected by Landlord with any such claimant (including Tenant or any other guarantor} for any reason other than that no Uncured Default had occurred , then in such event guarantor agrees that any such judgment, decree, order, settlement or compromise shall be binding upon Guarantor, notwithstanding the expiration or termination of the Lease or other instrument evidencing any of the amounts hereby guaranteed and Guarantor shall be and remain liable hereunder for the amount so repaid or recovered to the same extent as if such amount had never originally been received by Landlord.

     6. Guarantor does hereby agree that for the benefit of Landlord and Tenant and to the fullest extent permitted by law, Guarantor irrevocably and unconditionally waives any and all rights of subrogation, reimbursement, indemnification, contribution, or similar rights against Tenant or its assets (arising by contract or by law or otherwise) as a consequence of this Guaranty, including, without limitation, the payment or performance of any obligations hereby guaranteed, and further agrees that Guarantor will not assert any such right of subrogation, reimbursement, indemnification, contribution or similar right at any time in respect to the Lease. It is agreed that Landlord's rights under this Paragraph 6 are such that the remedy at law for breach thereof would be inadequate, and that Landlord shall be entitled tP specific performance and enforcement thereof, including, without limitation, the imposition of a restraining order or injunction. Nothing in this Paragraph 6 shall diminish or relieve any obligations or liabilities of Tenant to Landlord. Landlord and Tenant and their respective successors and assigns are intended third party beneficiaries of the waivers and agreements made in this Paragraph 6 and Landlord's rights under this Paragraph 6 shall survive the expiration or termination of the Lease.

          '7. The liability of Guarantor and all rights, powers and remedies of Landlord hereunder and the liability and obligations of Tenant and all rights, powers and remedies of Landlord under the Lease and under this Guaranty shall be in addition to all rights, powers and remedies given to Landlord by law.

           s. This Guaranty applies to, inures to the benefit of and binds all parties hereto, their heirs, devisees, legatees, executors, administrators, representatives, successors and assigns (including any purchaser at judicial foreclosure or trustee's sale or a holder of a deed in lieu thereof). This Guaranty may be assigned by Landlord voluntarily or by operation of law without reducing or modifying the liability of Guarantor hereunder.

          9. This Guaranty shall constitute the entire agreement between Guarantor and Landlord with respect to the subject matter hereof. No provision of this Guaranty or right of Landlord hereunder may be waived nor may any guarantor be released from any obligation hereunder except by a writing duly executed by an authorized officer, director, trustee or partner or Landlord.

          10. If more than one Person signs this Guaranty, each such Person shall be deemed a Guarantor and the obligation of all such Guarantors shall be joint and several. When the context and construction so requires, all words used in the singular herein shall be deemed to have been used in the plural. The word "Person" as used herein shall include an individual, company, firm, association, partnership, corporation, limited liability company, trust or other legal entity of any kind whatsoever.

         11. Should any one or more provisions of this Guaranty be determined to be illegal or unenforceable, all other provisions shall nevertheless be effective.

     12. The waiver or failure to enforce any provision of this Guaranty shall not operate as a waiver of any other breach of such provision or any other provisions hereof.

     13. If either= Landlord or Guarantor participates in an action against the other arising out of or in connection with this Guaranty, the one prevailing shall be entitled to have and recover grons the other reasonable attorneys' fees, collection costs and other costs incurred in and in preparation for the action.

     14. Guarantor agrees that all questions with respect to this Guaranty shall be governed by, and decided in accordance with, the laws of the State of California.

     15. Guarantor agrees that the United States District Court for the Central District of California and the Los Angeles County Superior court are appropriate venues to litigate any dispute which may arise with respect to this Guaranty or the relationship of Guarantor and Landlord hereunder, and hereby consents to the jurisdiction of said courts to adjudicate any such disputes.

     16. If Guarantor executes this Guaranty as a partnership, each individual executing this Guaranty on behalf of that partnership represents and warrants that he or she is a general partner of the partnership and that this Guaranty is binding upon the partnership in accordance with its terms. If Guarantor executes this Guaranty as a corporation, each of The Persons executing this Guaranty on behalf of the corporation covenants and Warrants that the corporation is a duly authorized and existing corporation, that the corporation has and is qualified to transact business in the State o= California, that the corporation has full right, authority and power to enter into this Guaranty and to perform its obligations hereunder, that each Person signing this Guaranty on behalf of the corporation is authorized to do so and that this Guaranty is binding upon the corporation in accordance with its terms.

     17. In the event Tenant shall become insolvent or shall be adjudicated a bankrupt, or shall file a petition for reorganization, arrangement or other relief under any present or future provisions of the United States Bankruptcy Code, or if such a petition be filed by creditors of Tenant, or if Tenant shall seek a judicial readjustment of that rights of its creditors under any present or future Federal or State law, or if a receiver of all or part of Tenant's property or assets Is appointed by the State or Federal court, no such proceeding or action taken therein shall modify, diminish, or in any way affect the liability of Guarantor under this Guaranty, and the liability of Guarantor with respect to the Lease shall be of the same scope as if Guarantor had .itself executed the lease as the named Tenant therein, and no "rejection-' and/or "termination-|^| of the Lease in any of the proceedings referred to in this Paragraph 17 shall be effective to release and/or terminate the continuing liability of Guarantor to Landlord under this Guaranty. If, in connection with any of the circumstances referred to in this Paragraph 17, Landlord should request that Guarantor execute a new lease for the balance of the Lease Term guaranteed hereunder (unaffected by any such '-rejection" and/or "termination" in any of such proceedings), but in all other respects identical with the Lease, Guarantor shall do so as the named tenant under such new lease (irrespective of the fact that the case may have been "rejected" or "terminated" in connection with any of the proceedings referred to in this paragraph 17). Should Guarantor fail or refuse to execute such a new lease, without limiting any of the legal or equitable remedies available to Landlord on account of such failure or refusal, Guarantor acknowledges and agrees that Landlord may seek specific performance o! the covenant of Guarantor contained in this Paragraph 17 to execute such a new lense.

              IN WITNESS WHEREOF, Guarantor has executed and delivered to Landlord this Guaranty as of this 18 day of July , 1996 .

                             GUARANTOR

                             PLAY  CO.  TOYS,  INC, a  Delaware
                             corporation


                             By:
                             Name
                             Its:


                             By:
                             Name: Angela Burnett
                             Its: Chief Financial Officer

                                 ACKNOWLEDGMENT

STATE OF CALIFORNIA

COUNTY OF SAN DIEGO


     On July , 1996, before me, the under"signed, a Notary Public in and for said State, personally " appeared Richard L. Brady and Angela Burnett , personally known to me ( ' ) to be the person(s) whose name(s) |^| re sub-scribed|^| he within instrument and acknowledged to me that they executed the same in their) authorized capacity, and that by their signature s on the instrument the person(s) , or the entity upon behalf of which the person(s) acted, executed the instrument.

    WITNESS my hand and official seal.



                          Signature:
[SEAL]
                       Printed Name:

                                   EXHIBIT G
                              Estoppel Certificate

                              [date]

TO:

    CANYON COUNTRY PLAZA, L.P., a California limited partnership (Landlord), and PLAY CO. TOYS CANYON COUNTRY, INC., a Delaware corporation (Tenant), refer to that certain Lease dated , 1996 (Lease) , by and between Landlord and Tenant for those Premises located in Santa Clarita, California, and as more fully described on Exhibit 1 attached hereto.

    To the best of its actual knowledge as of the date hereof, Tenant certifies the following:

     (1) The undersigned has entered into occupancy of the Premises described in said Lease;

     (2) The Lease is in full force and effect and has not been assigned, modified, supplemented or amended in any way, except as follows:

     (3) The Rent Commencement Date of the Lease is , 19 ;

     (4) The Lease Term shall expire on , 19 ; provided, however, Tenant has additional options to extend the Lease Term as provided therein;

     (5) Current annual Base Rent is C$ ), payable in monthly installments of C$ ) .

     (6) Tenant has certain exclusive rights with respect to the sale of goods and services in the Shopping Center, and Landlord has agreed to restrict certain uses of the Shopping Center which rights and restrictions are more fully set forth in the Lease;

     (7) All conditions of the Lease to be performed by Landlord and necessary to the enforce ability of the Lease have been satisfied;

     (8) There are no defaults by either Landlord or Tenant thereunder;

     (9) No rents have been paid in advance of one (1) month except ;

     (10) There are no existing defenses or offsets which the undersigned has against the Landlord;

     (11) There have been no assignments of the Lease, in whole or in part, or subleases of all or part of the Premises except ; and

     (12) There have been no amendments or modifications to the Lease except

    Executed as of the date first written above.

                  TENANT:     PLAY CO. TOYS CANYON COUNTRY INC.,
                              a Delaware corporation



                              By:
                              Name:
                              Its:

WHEN RECORDED, RETURN TO:

Wilkie Farr & Gallagher
One Citicorp Center
153 East 53 rd Street
New York, New York 10022-4677
Attention: Monty Davis

Re:  Canyon Ccountry Plaza
    Santa Clarita, CA

                               MEMORANDUM OF LEASE

     This MEMORANDUM of LEASE Memorandum) is made and entered into effective as of v 2 , 1996, by and between CANYON COUNTRY PLAZA L. P. , a California limited partnership (Landlord) , and PLAY CQ. TOYS CANYON COUNTRY, INC. , a Delaware corporation (Tenant) .

     1. TERM AND PREMISES. For the Lease Term and upon the provisions set forth in that certain written lease of even date herewith from Landlord to Tenant (Lease), all of which provisions are specifically made a part hereof as though fully and completely set forth herein, Landlord leases to Tenant, and Tenant leases from Landlord, that certain real property consisting of land and improvements (Premises) located in the City of Santa Clarita, County of Los Angeles, State of California, depicted on Exhibit A hereto and legally described in Exhibit B hereto, together with all rights of ingress and egress and all other rights appurtenant to said Premises, including, without limitation, the right to use the Building constructed on the Premises for the purposes contemplated in the Lease, all of which rights are more particularly described in the Lease. The Premises will be part of the commercial shopping center known as "Canyon Country Plaza" (shopping Center).

     2. OPTIONS TO EXTEND TERM- Reference is particularly made to Article TV of the Lease wherein Tenant is granted options to extend the Lease Term on the terms and conditions set forth therein

     3. RESTRICTIONS. Reference is particularly made to Article IX of the Lease wherein (among other things) Tenant is granted certain exclusive rights to sell merchandise described therein and under the terms and conditions set forth, in or upon the Shopping Center. In addition, said Article IX specifies certain other permitted and restricted uses.

     4. PARKING AREA AND COMMON  FACILITIES.  Reference is particularly  made to
Article VII of the Lease, concerning those common areas, including parking facilities, used in common by other tenants in the Shopping Center as depicted on Exhibit A, and the operation and maintenance of such common areas, wherein Landlord grants to Tenant a nonexclusive easement to use such common areas during the Lease Term.

     5. PURPOSE OF MEMORANDUM OF LEASE. This Memorandum is prepared for the purposes of recording and in no way modifies the express and particular provisions of the Lease. If terms of this Memorandum and the Lease are inconsistent, the terms of the Lease shall control.

     6. FOR THB BENEFIT OF THE PREMISES. Landlord and Tenant intend that the covenants, conditions and restrictions described and referred to herein shall be both personal to Landlord and Tenant and binding on their successors and assigns-in-interest. Each successive owner of the Premises or of any portion thereof, and each person having any interest therein derived through any owner thereof, shall be bound by such covenants, conditions and restrictions for the benefit of the Premises.

    IN WITNESS WHEREOF this Memorandum of Lease has been executed as of the date first written above.

          LANDLORD                           TENANT

CANYON  COUNTRY  PLAZA  L.P.,  a   PLAY CO. TOYS CANYON COUNTRY,
California limited partnership     INC., a Delaware corporation

By:  GSF Canyon Country ,
    Inc., a California corporation, General Partner



By :                                                    By
Name:  Robert N. Gold                                   Name   Richard Brady
Its:   president                                        Its: president, CEO

                                 ACKNOWLEDGMENTS

STATE OF CALIFORNIA

COUNTY OF LOS ANGELES

     me , appeared personally Notary

     personally known to me (or proved to me ( ) whose name(s) satisfactory evidence) to be are subscribed to the within instrument and acknowledged to me that he/she/they executed the same their signature(s) on the instrument capacity(ies), and that by his/her/ upon behalf of which the person(s) the person ( s) , or the entity acted, executed the instrument.

     WITNESS my hand and official seal.


                     Signature:


                     Printed Name:



STATE OF CALIFORNIA

COUNTY OF SAN DIEGO

a, the undersigned, a
personally appeared

     personally known to me subscribed to to be the person whose name the within instrument executed the same in his authorized capacity(ies), and that by his signature on the instrument the person or the entity upon behalf of which the person (acted, executed the instrument.

    WITNESS my hand and official seal.

                      Signature:

                       Printed Name:

                                    EXHIBIT I

                                 RESTRICTED USES

Tony Haddad, Ronald Schubert and R.S. Resources Incorporated

     Per the Amendment to Lease, "Landlord agrees, so long as Assignees's primary business is dry cleaner and tailoring, not to lease any other premises in the shopping center for the primary purpose of dry cleaning and tailoring. Primary use is defined as in excess of 50% of its business from its premises in the shopping center. This clause does not apply to leases in the shopping center executed prior to the date of this lease. "

Longs Drug Store

     Per Addendum No. l, "no other tenant in the shopping center is permitted to operate a pharmacy in the shopping center (excepting that Landlord may have a pharmacy in one supermarket located within the shopping center at any time during the course of this lease). For those situations within the control of the Landlord, and subsequent to the date of execution of this lease by all parties, Landlord agrees, so long as Tenant's primary business is the operation of a super drug store, Landlord covenants that it will not (except as to the Premises) construct or lease a building thereon or sell or lease any of such property or permit or use of any such property for any one or more or all of the following within the shopping center:

     (a) For the conduct of any store, business, trade, or profession (whether separately or as part of another entity) which is engaged in the routine dispensing of prescription drugs by any appropriately licensed individuals or requires or has a license or permit to conduct a pharmacy from the California State Board of Pharmacy or other agency which hereafter may be empowered to license or permit the conduct of a pharmacy or which employs or is required to employ a registered pharmacist as such;

     (b) For the conduct of any store, business, trade, or profession (whether separately or as part of another entity) which is called, labeled, named, or is commonly known as or referred to as a "drug store," "pharmacy," or "apothecary."

     (c) For the conduct of any store, business, or trade which sells alcoholic beverages (including beer and wine) for off Premises consumption.

     (d) For the purpose of any office building (service type office users are permitted such as medical, dental, chiropractor, insurance, real estate, etc.) entertainment or recreational facility, or a training or education^nal facility. "

     UNDER THE ADDENDUM, "SO LONG AS TENANT IS OPERATING A DRUG STORE WITHIN THE LEASED PREMISES, THIS EXCLUSIVE USE PROVISION APPLIES TO LEASES IN THE SHOPPING CENTER EXECUTED PRIOR TO AND AFTER TO THE DATE OF THIS LEASE."

     "Notwithstanding any provision of this Article or Exclusive Use provision , Landlord shall have the right throughout the course of this lease to lease space to one supermarket, and in so doing, the supermarket shall have the right to sell liquor and shall have the right to have a pharmacy operation within its leased premises within the same shopping center. "

Clothestime

     Under Article 24, Landlord shall not lease for use any other space within the shopping center for the sale of "juniors' off price ready-to-wear clothes".

Blockbuster Video

     Under Article l.D., "...except for Food 4 Less and Longs Drugs, their successors and assigns and replacement tenants of similar uses occupying at least ninety percent (90 % ) of the leasable space presently occupied by such tenant, and except for Newberry's and PlayCo, their successors and assigns (to the extent permitted under their existing leases, including extensions and /or renewals thereof provided for in their existing leases), Tenant shall have the exclusive right (hereinafter, "Tenant's Exclusive Right") in the Shopping Center or any property contiguous or adjacent to the Shopping Center owned or leased by Landlord or any affiliate of Landlord, directly or indirectly to sell, rent and/or distribute prerecorded video cassettes, video games (including, without limitation, CD-I), video tapes, video disks or video software and/or any substitutes for or items which are a technological evolution of the foregoing items (hereinafter Tenant's Exclusive Items"). This covenant and Tenant's Exclusive Right shall run with the land on which the Shopping Center is located and on any property contiguous or adjacent to the Shopping Center owned or leased by Landlord or any affiliate of Landlord, directly or indirectly, so long as the Demised Premises is for the sale, rental, or distribution of Tenant's Exclusive Items. Landlord agrees to enforce Tenant's Exclusive Right against other tenants in the Shopping Center using all reasonable legal means provided the enforcement thereof does not violate antitrust or other laws. "

Food 4 Less

     During the term of the lease and so long as the demised premises, or at least 50 |^|o thereof, are used as a grocery store, "Landlord shall not allow any other tenant or occupant of any property owned, leased, or subsequently acquired by Landlord within the Shopping Center to operate as a grocery store, food department, or food store. With respect to property subsequently acquired by Landlord, nothing herein shall affect any rights or restrictions that existed on the date landlord acquired said property. As used in this Lease, the terms 'food store' and 'food department' shall mean a store or department within a store which sells groceries, meats, meat products, fish, poultry, fruits, vegetable, delicatessen products, alcoholic beverage for off premises consumption, and commercial bakery products. However, the parties agree that the above restrictions shall not apply to the sale of alcoholic beverage for off-premises consumption by a business primarily being used as a drug store, or to the sale of food items normally sold by a drug store in Southern California and shall not apply to stores whose primary business is any of the following: bagel shop, donut shop, yogurt and/or ice cream store, sandwich shop, specialty health food store, a sundries shop, gourmet wine and cheese shop, or deli and/or baked goods department within a restaurant."



Newberry's (McCrory)

     Under Section|^| 7.01 and 7.03, tenant has the exclusive right to operate "a variety, bargain, budget or close-out store," and may terminate the lease or pursue other remedies if another tenant is allowed to operate such stores (except a Pic 'N' Save store).


Trak Corporation dba Trak Corporation I

     The controlling lease is actually a sublease between Thrifty Drug and Trak Auto which was assigned back to Canyon Country Plaza. The sublease provides that Trak shall have the exclusive right and privilege, on the Lessor's property (i.e. Thrifty's property) and in the building of which the demised premises are a part and upon any property owned or controlled by the Lessor adjacent to, or in the vicinity of, the Lessor's property and building, of conducting a retail business selling primarily automobile parts and accessories to the general public. Lessor covenants and agrees with respect to said exclusive right and privilege not to permit any building or other improvement located within the aforesaid area to be used or occupied for the purpose of conducting such a business; provided, however, in no event does this exclusive provision prohibit the Thrifty's from handling and selling any of the items which it customarily handles and sells.

                                    EXHIBIT J

                                  EXISTING USES



General Nutrition Corporation

     "Retail sale of vitamins, mineral supplements, weight gain products, diet and weight loss products, sports nutrition supplements, health foods, natural source cosmetics and other natural source beauty aids, male and female indoor and outdoor exercise clothing, wear, and apparel, exercise equipment, exercise related accessories (including charts, books, and cassette tapes), diagnostic equipment (including meters, watches, kits, and scales), and such other items as are sold from time to time in the General Nutrition Stores, and the use of up to three (3) coin-operated machines for health-check screening."



Aldik Silk Flowers

     "Retail sales of artificial flowers, plants, and directly allied items only. "



Bank of America Automated Teller

     "Up to 1 automated teller machines which may also include a Customer Bank Communication Terminal ("CBCT") System or any other appropriate technology that may be required, and to provide related services including, but not limited to night depository. " Without Landlord's consent, Tenant shall have the right at any time, from time to time, to convert the ATM facility to a shared, on-line computerized system capable of accepting and operating with any and all bank , credit, debit, or identification cards or devices designated or allowed by Tenant.


Bank of America (Banking Facility)

     "Lessee shall use the demised premises for the purpose of carrying on and conducting thereon a general banking business, and for no other purpose whatsoever, except upon the written consent and approval first obtained from Lessor. "



Craft Mall (Sandra L. and Stephen J. Silver and Betty J. Kurowski)

     "Craft Mall only."



Tony Haddad, Ronald Schubert and R.S. Resources Incorporated

     "Laundry, dry cleaning and related activities, and shoe repair (Landlord may, upon thirty (30) days written notice, revoke Tenant's right to do shoe repair.)" Also, under the Amendment to Lease, "Assignee may also offer U.P.S. drop off and tuxedo rental; however, upon thirty (30) days prior written notice, Landlord may revoke Assignees's right to provide U.P.S. drop off service."

Sally Beauty Company         .

     "Retail sale of beauty supplies and allied items."



Longs Drug Store

     "Tenant shall use the Premises for the purpose of conducting therein a general retail store dealing principally in medicines, toiletries, liquor, tobacco, cosmetics, drug sundries, photo finishing and photo supplies, candy, stationary, toys and nursery, garden and patio supplies, and shall not use or permit the Premises to be used for any other purpose without the prior written consent of Landlord which consent shall not be unreasonably withheld or delayed so long as Tenant is a solely owned corporation of Longs Drugs Stores California, Inc. and same is further subject to all other terms and conditions of this Lease."

     Under Article 8, "Tenant shall not do or permit anything to be done in or about the Premises which will in any way obstruct or interfere with the rights of other tenants or occupants of the Building or injure or annoy them or use or allow the Premises to be used for any improper, immoral, unlawful or objectionable purpose. "

     Also, "Nothing contained herein shall prevent Tenant from storing or offering for sale all such items typically found in a super drug store, so long as such items are handled in accordance with all applicable laws and regulations. "


     In addition to the foregoing, under Addendum No. 1 to this lease, Longs agrees not to violate the exclusive use benefits afforded Food 4 Less, Newberry, Clothestime, Trak Auto and Studio 5.


Henry Mayo Family Medical Center

     "General office use for Tenant's employees only."



Clothestime

     "The premises may be used for the sale of ready-to-wear clothes, related accessories and gifts, and other items sold in Clothestime stores from time to time-and for any other lawful purpose not in violation of any exclusive use agreements or provisions affecting the Shopping Center as of the Commencement Date. "



Blockbuster Video

     "The Demised Premises may be used and occupied for the purpose of the sale and rental of prerecorded audio and/or video products (including, but not limited to, tapes and CD's), audio and/or video software (including, but not limited to, CD-I and CD-ROM), laser disks and/or home entertainment soft\-rare; the rental of video and/or audio equipment and sale and/or rental of related accessories, including, but not limited to, the demonstration, display, and training; the sale of electronic equipment; the sale and/or rental of any substitutes for, or items which are a technological evolution of any of the foregoing items; the sale of BLOCKBUSTER and movie related promotional products; the sale, rental, and or use of related products as well as all uses incidental thereto (including storage, service, and repair); the sale of food products that are normally sold in a movie theater; and for any lawful retail uses which are not then (i) in violation of exclusive use restrictions in written leases between Landlord and any other tenants located in the shopping center, (^n) in conflict with other tenants' primary uses, or

     (iii) any of the uses prohibited by the first sentence of Article le" (which prevents the use of any portion of the shopping center as a theater, auditorium, meeting hall, school, or other place of public assembly, gymnasium, health club , exercise or dance studio, dance hall, bar, off track betting business, billiard or pool hall; for bingo or similar games of chance, or, as a massage parlor, game arcade, bowling alley, skating rink, pet store immediately adjacent to the demised premises, car wash, car repair, or car rental agency, night club or adult book or adult video tape store (which are defined as stores in which any portion of the inventory is not available for sale or rental to children under 18 years old because such inventory explicitly deals with or depicts human sexuality).



Food 4 Less

     "Tenant shall have the right to use the Demised Premises for the operation of a supermarket or ANY OTHER LAWFUL RETAIL PURPOSE." Provided it may not be used for "a second-hand, army, navy, or surplus store, or for the conduct of distress, auction, flea market, health club, automotive repair shop, price clearance center operation; or for a bar, restaurant (fast food or sit-down), dance hall, billiard or poll hall, video game arcade, bowling alley, massage parlor, night club or adult bookstore. "


Newberry's (McCrory)

     "The Demised Premises may be used for any lawful purpose, provided that the Demised Premises shall not be used (i) for any use which would violate a lawful exclusive use granted by Landlord to another tenant in the shopping center prior to the date such use is commenced upon the Demised Premises and provided the tenant to whom the exclusive was granted is engaged, at the time such use is commenced upon the Demised Premises, in the use for which the exclusive was granted, such exclusive uses being set forth [as provided herein], (ii) for any use which would duplicate the primary use in which another tenant in the shopping center is engaged as of the date such use is commenced upon the Leased Premises, such primary uses being set forth [as provided herein], (^ni) any non-retail purpose or an entertainment use including but not limited to a theater, night club, health club or bowling alley, or (iv) any of the uses set forth in Sections 7.01(2) to and including 7.01 (11)." Such uses include discotheque, saloon, tavern, bar, billiard or pool hall, adult or pornographic materials store, massage parlor, off-track betting facility, skating rink, educational, training or vocational institute, bingo parlor or hall, or flea or farmers' market.

     Provided, however, that the Leased Premises ma at an or all times, be used for the operation of a variety store, selling items of merchandise customarily sold therein."

Holtzman's Little Folk Shop, Inc. dba Kids Mart

     "Tenant shall use the premises for the sale of infants' and children's apparel and accessories and shall not use or permit the premises to be used for any other purpose without the prior written consent of Landlord."



Trak Corporation dba Trak Corporation I

     "The demised premises may be used by the Lessee for the purpose of conducting any lawful retail business. "


La Bota (El Chapparal)

     "Mexican restaurant"

Volume Shoe Corporation (Payless Shoe Source)

     "Tenant shall use the Demised Premises for the purpose of conducting therein the business of a retail family shoe store and for incidental purposes related thereto, or for any other legally permissible business or commercial venture subject to the operation of Section 12.00 hereof" (which Section 12.00 prohibits subleasing to tenants whose use would violate any existing exclusives or covenants granted other tenants within the development).

                                      10.78

                 Lease Agreement for Store - South Coast Plaza.

                                SOUTH COAST PLAZA

                         SOUTH COAST PLAZA RETAIL CENTER

                          SOUTH COAST PLAZA EXPANSION,
                                    Landlord
                                       and



                        TOYS INTERNATIONAL/TUTTI ANIMALI/
                                     Tenant

SOUTH COAST PLAZA RETAIL CENTER

     -In consideration of the rents and covenants hereinafter set forth, Landlord hb by leases to Tenant, and Tenant hereby hires from Landlord the following described premises upon the following terms and conditions:
FUNDAMENTAL LEASE PROVISIONS


Dated (for identification purposes):July 31, 1986

Landlord: SOUTH COAST PLAZA EXPANSION, a California Limited Partnership

Tenant     TOYS INTERNATIONAL, a California corporation

Tenant's Trade Name:  TUTTI ANINALI

Use of Premises: For the retail sale of plush toys and games.  (Section 6.01)

Lease Term:               Ten (10) full lease years To Tenant:    (Section 2.01)

           (plus any partial lease year prior to the first full lease year)

Initial Monthly Minimum Rent $2,412   (S 24.00 per sq.ft.per yr.) (Section 3.01)
                             ------      ------

Rent commencement Date:  October 27, 1996                         (Section 2.02)

Percentage Rent:     in excess or a breakpoint $413,485.71 per lease year
                                                                  (Section 3.03)
Estimated Initial Common Area Charges: $ 5.80 per sq. ft. per yr*
                                                                 (Section 14.03)
                                         ----
Estimated Initial Real Property Taxes: S 2.43 per sq. ft. per year
                                                              (Secs. 5.01.14.03)

Estimated Initial Tenant Area HVAC Charges: $ 3.00 per sq. ft. per yr.
                                                                 (Section 12.04)


Estimated Initial Mall HVAC Charges: $0.75 per sq. ft. per yr*   (Section 12.05)

Promotional Fund: $ 1.25 per sq. ft. per yr*                     (Section 16.15)

Floor area of premises: 1,206 1,220 square feet                  (Section 16.04)

Security Deposit/Opening Deposit:(pound)None/None                (Section 16.05)
                                        ---------

Broker(s): None                                                  (Section 16.12)

Addresses for Notices:                                           (Section 16.11)

           To Landlord:

           South Coast Plan Expansion                  TOYS INTERNATIONAL
           Management Office                           3333 Bristol Street
           3333 Bristol at San Diego Fwy.              Costa Mesa, CA  92626
           South Coast Plaza, California 92626         Attn: Mr. Gayle Hoepner
           Ann: General Manager

           with a copy to:

           South Coast Plaza Expansion
           3315 Fairview Road
           Costa Mesa, California 92626
           Attn:Controller

     *  (to be adjusted to reflect actual final square footage)

        (based  upon  estimated   amounts  for  current  fiscal  year,   without
        representation as to actual amounts determined for current and future fiscal years)

     The Fundamental Lease Provisions are an integral part of this lease and each reference in this lease to any of the Fundamental Lease Provisions shall be construed to incorporate all of the terms provided under each such Fundamental Lease Provision. In the event of any conflict between any Fundamental Lease Provision and the balance of the lease, the latter shall control. References to specific sections are for convenience only and designate some of the sections where references to the particular Fundamental Lease Provisions appear.

                             SOUTH COAST PLAZA MALL


                                      INDEX
ARTICLE                                                                PAGE

     I  PREMISES
          1.01     Premises Defined                                     5

        II TERM
          2.01     Length of Term                                       5
          2.02     Commencement Date                                    5
          2.03     Lease Year                                           5
    III RENT
          3.01     Minimum Rent   See Addendum.                         6
          3.02     Cost of Living Increase .~See Addendum               6
          3.03     Percentage Rent      See Addendum                    6
          3.04     Rent                                                 7
    IV  RECORDS,   REPORTS AND ACCOUNTING
          4.01     Records                                              7
          4.02     Statements of gross Sales                            7
          4.03     Audit                                                8

     V  TAXES
          5.01     Real Property Taxes                                  8
          5.02     Definitions                                          8
          5.03     Other taxes                                          8
    VI  CONDUCT    OF BUSINESS BY TENANT
          6.01     Use of premises                                      9
          6.02     Restrictions on Use                                  9
          6.03     Other Locations       S~e~c Addendum                10
    VII MAINTENANCE , REPAIRS AND ALTERATIONS
          7.01     Landlord's Obligations                              10
          7.02     Tenant's Obligations                                10
          7.03     Alterations and Additions                           II
          7.04     Cleanliness: Waste and Nuisance                     II
          7.05     Health Matters                                      11
   VIII  INSURANCE: INDEMNITY
          8.01     Liability Insurance-Premises                        12
          8.02     Fire Insurance-Fixtures, Equipment See Addendum
                   and Tenant Improvements                             13
          8.03     Fire Insurance-Premises                             13
          8.04     Insurance Policies                                  13
          8.05     Waiver of Subrogation                               13
          8.06     Indemnity                                           14
          8.07     Exemption of Landlord                               14
          8.08     Landlord's Security                                 14
    IX  REPAIRS AND RESTORATION
          9.01     Insured or Minor Damage                             14
          9.02     Major damage                                        14
          9.03     Major Damage to Center                              14
          9.04     Damage Near End of term                             15
          9.05     Abatement of Rent; Remedies for Non-Performance     15
          9.06     Definitions                                         15

     X  ASSIGNMENT AND SUBLETTING
         10.01     Landlord's Rights              See Addendum         I5
         10.02     No Release of Tenant                                17

                                  ARTICLE PAGE

    XI  EMINENT    DOMAIN
         11.01     Entire or Substantial Taking                        17
          11.02    Partial Taking                                      17
          11.03    Taking of Center                                    17
          11.04    Awards                                              17
          11.05    Sale Under Threat of condemnation                   18
    XII UTILITY SERVICES
          12.01    Utility Charges                                     18
          12.02    Furnishing of Services                              18
          12.03    Interruption or service                             18
         12.04     Premises Air Conditioning                           18
          12.05    Enclosed Mall Air Conditioning                      Is
   XIII DEFAULTS AND REMEDIES
          13.01    Defaults                                            19
          13.02    Remedies                                            19
          13.03    Default by Landlord                                 20
          13.04    Expense of Litigation                               20
          13.05    Holding Over                                        20
          13.06    Landlord's Rights                                   21
         13.07     Trial Without Jury                                  21
   XIV  COMMON     AREAS
          14.01    Definition                                          21
         14.02     Use                                                 21
          14.03    Control by Landlord                                 21
          14.04    Common Area Costs                                   22
          14.05    Proportionate Payment                               23
    Xv  SIGNS, LIGHTING AND ADVERTISING
         15.01     Prohibited Activities                               23
         15.02     Maintenance                                         23
         15.03     Display Window Lighting                             24
         15.04     Advertised Name and Address                         24
                                                See Addendum
         15.05
                   Advertising Expenditures                            24
         15.06     Use of Private Credit Card     See Addendum         24
         15.07     Catalog Advertising   See Addendum                  24
         15.08     Signs On Exterior Fascia                            24

    XVI MISCELLANEOUS
                                                                              25
         16.01     Offset Statement
                                                                              25
         16.02     Landlord's Right of access
                                                                              25
         16.03     Transfer of Landlord's Interest
                                                                              25
         16.04     Floor area
                                                                              26
         16.05     Deposits and Financial statements .See Addendum~
                                                                       26
         16.06     Late Payments and Deliveries     See Addendum
                                                                       27
         16.07     Separability
                                                                              27
         16.08     Time of essence
                                                                              27
         16.09     Headings
                                                                              27
         16.10     Incorporation of Prior Agreements, Amendments
                                                                       27
         16.11     Notices
                                                                              28
         16.12     Brokers
         16.13     Waivers                                             28
         16.14     Recording                                           28
         16.15     Promotional Fund                                    28
         16.16     Liens                                               29
         16.17     Subordination                                       29
                                                                              29
         16.18     Tenant's Authority
                                                                              30
         16.19     Safety and Health
                                                                              30
         16.20     Indemnities
                                                                              30
         16.21     Nondisclosure of Lease Terms

ARTICLE                                                          PAGE


16.22 Gender Tenants                                             30
16.23 Force Majeure                                              30
16.24 Yield Up Premises                                          31
16.25 Relocation of tenant                                       31
16.26 No Option                                                  31
16.27 Landlord Liability                                         31
16.28 Termination                                                31
16.29 Tax Benefits See Addendum                                  32

                          XVII CONSTRUCTION OF PREMISES
17.01 Condition of Premises                                      32
17.02 Design Review                                              32
17.03 Plans for Tenant's Work.. See Addendum                     33
17.04 Tenant's Work See Addendum                                 33
ADDENDUM
EXHIBIT "A" -Site Plan of shopping Center with Premises Depicted EXHIBIT "B" -Lease Plan of Premises EXHIBIT "B-2" -Map Showing Prohibited Area EXHIBIT "C" -General Description of Landlord's Work and of Tenant's Work EXHIBIT "D" -Tenant Ventilation and Cold Air Annual Charge Schedule
EXHIBIT "E" -Detailed Design Criteria and Standards for Landlord's Work and
             for Tenant's Work
EXHIBIT "F" -Accelerated Building Plan Review Agreement
EXHIBIT "G" -Rules and Regulations for South Coast Plaza EXHIBIT "H" -Sign Criteria EXHIBIT "I" Form of Guaranty of Tenant's Obligations ?Pursuant to Lease

                                    ARTICLE I
                                    PREMISES

PREMISES Section 1.01
DEFINED

     Landlord hereby leases to Tenant and Tenant hereby hires from Landlord those certain premises (the "Premises") located in the South Coast Plaza Mall Expansion in the City of Costa Mesa, County of Orange, State or California (the "Center"). which Center Premises and the enclosed mall on which the Premises open (the "Enclosed Mall") are more particularly depicted on Exhibits "A" and "B" attached hereto. for the term, at the rental, and upon all of the conditions and agreements set forth herein; reserving to Landlord, however. the use or the exterior walls and roof and the right to install. maintain, use, repair and replace pipes, ducts, conduits. and wires serving other portions of the Center through the Premises in locations which will not materially interfere with Tenant's use thereof. Landlord further reserves the right, prior to the commencement of tenant's Work in the Premises. to make changes in the lent Lines shown in Exhibit "B" or to relocate the Premises in either direction along the Enclosed M~Jl, on either side thereof but on the same level. so long as such changes or relocation do not materially change the size of the Premises

                                   ARTICLE II
                                      TERM
LENGTH OF Section 2.01
TERM

     The term of this lease shall be the number of NI! lease years (as hereinafter defined) specified in the applicable Fundamental Lease Provision from the Commencement. Date. plus any partial lease year following the Commencement Date If such date is other than the first day or February.

COMMENCEMENT DATE

     (a) The "Commencement Date" or this lease shall be the date on which Landlord delivers possession ENT DATE of the Premises to Tenant From and after the Commencement Date, Tenant shall observe and perform all obligations of the tenant pursuant to this lease. other than those requiring the payment of Minimum Rent, Percentage Rent and additional rent The "Rent Commencement Date" of this lease shall be the first to occur~or the date specified in or determined pursuant to the applicable Fundamental Lease Provision or the date on which Tenant opens the Premises for business. From and after the Rent Commencement Date, Tenant shall observe and perform all obligations of the tenant pursuant to this lease. including those requiring the payment of Minimum Rent Percentage Rent and additional rent, No delay in Landlord's delivery of the Premises shall entitle Tenant to terminate this lease or to any damages on account of such delay.

     (b)Within thirty (30) days following the Rent Commencement Date. Landlord and Tenant shall execute and acknowledge a supplemental agreement setting fond the Rent Commencement Date of this lease and the Floor Area of the Premises as determined pursuant to Section 16.04. $notwithstanding the foregoing. failure or Tenant to execute such supplemental agreement shall not affect Landlord's determination of the Rent Commencement Date and floor Area of the Premises in accordance with the provisions of this lease.

     (c)If tenant shall fail to complete its work in the Premises and to open the same for business within sixty (60) days after the occurrence of the Rent Commencement Date, Landlord shall have the option to terminate this lease. Such option may be exercised by written notice from Landlord to Tenant given at any time after the expiration or such sixty (60) day period and prior to the completion of tenant's work in the Premises and opening or the Premises for business. If Landlord shall be entitled to give the notice and shall give the notice provided for in this subsection. this lease shall terminate on the tenth
(10th) day after the date of such notice unless Tenant shall complete its work in the Premises and open the same for business within such ten (10) day period.

If this lease shall be terminated pursuant to this subsection. Tenant shall. within fifteen (IS) days after the date of termination. remove from the Premises all merchandise, furniture. furnishings. equipment and movable trade fixtures and shall surrender the Premises to Landlord in the condition required by Sections 7.02(c). 7.03 and 7.04. Tenant shall, at Tenant's cost. repair any damage to the Premises caused by such removal. Any items which Tenant is permitted to remove but fails to remove prior to the surrender of the Premises to Landlord shall be deemed abandoned by Tenant. and Landlord may retain or dispose of the same as Landlord sees fit without claim by Tenant thereto or to any proceeds thereof. In the event ora termination pursuant to this subsection, Tenant shall pay all amounts payable by it through the date of termination, each of the parties shall bear their own costs and fees incurred (including all costs incurred in performing their respective obligations hereunder) through the date of termination and from and after the date of termination neither party shall have any further obligations to the other. except for those obligations set forth in this subsection and in Sections 16.05 and 16.16. In addition, upon any termination of this lease pursuant to this subsection. the provisions of Section 16.28(b) shall apply.

LEASE YEAR

Section 2.03

     A Lease year is a period of twelve (12) full calendar months commencing on the first day of February and ending on the last day of January except that if the Commencement Date occurs on a date other than February I there shall be a partial lease year for the period from the Commencement Date to the next following January 31. both dates inclusive, and the last lease year, if this lease is terminated on a date other than January 31. shall be a partial lease year for the period beginning on February I following the last preceding lease year and ending on the termination date.

                                         RENT

MINIMUM   Section 3.01    See Addendum
RENT

     Tenant shall pay to Landlord for each full calendar month during the lease term the monthly Minimum Rent specified in the applicable Fundamental Lease Provision. Minimum Rent shall be payable in advance upon the first day of each calendar month without any deduction or offset. The Minimum Rent for any fractional pan of a calendar month at the beginning or end or the lease term shall be a proportionate pan of the Minimum Rent for a full calendar month. Such proration and all other prorations pursuant to this lease shall be made on the basis of a 30-day month and a 360-day year. COST of Section See Addendum LIVING IN The monthly Minimum Rent shall be adjusted as of the expiration of each lease year or partial lease CREASE year to reflect any change in the cost of living. The adjustment, if any. shall be calculated upon the basis of the United

COST OF LIVING INCREASE

     States Department of Labor, Bureau of Labor Statistics Consumer Price Index of Urban Wage Earners and Clerical Workers (Revised Series), Subgroup "all items," entitled "Consumer Price Index of Urban Wage Earners and Clerical Workers (Revised Series), Los Angeles-Long Beach-Anaheim Average, (1967=100)."
The Index for said subgroup published for the month prior to the Rent Commencement Date shall be considered the "base." The monthly Minimum Rent for each lease year or partial lease year shall be adjusted by the percentage increase or decrease, if any, in the Index published for December of the preceding lease year or partial lease year over the "base"; provided. however, that in no event shall the monthly Minimum Rent be less than the amount specified in the applicable Fundamental Lease Provision, notwithstanding the fact that the Index may, as of some adjustment date, be less than the "base." When the monthly Minimum Rent for a lease year or partial lease year is determined, Landlord shall give Tenant written notice to that effect indicating how the new monthly Minimum Rent figure was computed. If at any rental adjustment date there shall not exist the Consumer Price Index of Urban Wage

Earners and Clerical Workers (Revised Series) in the same format as recited in this Section 3.02, Landlord shall substitute any official index published by the Bureau of Labor Statistics, or successor or similar governmental agency, as may then be in existence and shall be most nearly equivalent thereto. If any adjustment provided for herein shall not have been made at the commencement of the lease year for which applicable, Tenant shall continue to pay monthly Minimum Rent at the last rate applicable until Tenant receives Landlord's written notice as to such adjustment. Within ten (10) days after Tenant's receipt of Landlord's notice, Tenant shall pay to Landlord an amount equal to the new monthly Minimum Rent times the number or months from the commencement of the then current lease year to the date of receipt of Landlord's notice, less the aggregate amount paid by Tenant on account of monthly Minimum Rent for the same period. Thereafter, Tenant shall pay monthly Minimum Rent at the new rate set forth in Landlord's notice.

PERCENT- Section 3.03 See Addendum
AGE RENT

     (a) In addition to the Minimum Rent, Tenant shall pay to Landlord for each lease year or partial lease year during the lease term, as Percentage Rent, the percentage specified in the applicable Fundamental Lease Provision of Tenant's gross sales (as hereinafter defined) for such lease year or partial lease year in excess of the breakpoint specified in the applicable Fundamental Lease Provision.

     (b)On or before the fifteenth (15th) day following each calendar month during the lease term, Tenant shall pay to Landlord, on account of such Percentage Rent, the stated percentage of the amount, if any, of Tenant's gross sales for such preceding calendar month in excess of one-twelfth (l/l2th) of the breakpoint set forth in the applicable Fundamental Lease Provision. Promptly upon Tenant's submission pursuant to Section 4.02(b) of its annual certified report of gross sales, the panics shall make any adjustment necessary}' to place the Percentage Rent~n a lease year basis. Any additional amount due from Tenant shall be paid by Tenant to Landlord within ten (10) days after the date of Tenant's receipt of Landlord's invoice therefor. Any refund due to Tenant shall be credited against the next Percentage Rent payable by Tenant pursuant to this lease.

     (c)(i) The term "gross sales" as used herein means the entire amount charged, whether wholly or partly for cash, on credit or otherwise, for all merchandise sold, and all charges made for services performed or for the extension of credit in, at or from the Premises, or through the substantial use of the Premises, by Tenant or anyone acting on Tenant's behalf or under a sublease, license or concession from Tenant, including, without limiting the generality of the foregoing, the amount allowed upon any "trade-in," the retail price of any merchandise delivered on redemption of trading stamps, all deposits not refunded to purchasers, all catalog sales at or from the Premises, the gross proceeds from the sale of stamps or theater or sporting event tickets, and all orders taken in or from the Premises or which Tenant would in the normal course of its operations credit or attribute to its business in the Premises, even though such orders may be filled elsewhere, without deduction in any case for uncollected or uncollectible credit accounts. There shall also be included in "gross sales" the gross receipts from all mechanical and other vending devices placed in the Premises by Tenant or under authority from Tenant, other than such devices which are installed in portions of the Premises not open to the public for the convenience of Tenant's employees, mail or phone order sales solicited from or returned to the Premises and mail order or telephone order sales from the Premises in response to advertisements using the Premises address or telephone number and all sales made by televideo or other electric or

                                       TENANT'S
                                       INITIALS
                                      LANDLORD'S
                                       INITIALS
     electronic media of any type wh such media direct the sale or order to th remises. Gross receipts from sales made and orders taken in the Premises shall be included in" gross sales" even though the account may be transferred elsewhere for collection and though the delivery of merchandise sold or the performance of services ordered may be made elsewhere than at the Premises. Every transaction on a deferred payment basis shall be treated as a sale for the full price at the time such transaction is entered into, irrespective of the time for payment or the time when title passes.

     (ii) The term "gross sales" as used herein shall not include (or, if included, there shall be deducted to the extent of such inclusion) the amount or any cash or credit refund in fact made upon sales from the Premises, where the merchandise sold or some pan thereof is returned by the purchaser and accepted by Tenant, nor exchanges and transfers of merchandise between stores of tenant, where made solely for the convenient operation of Tenant's business and not having the effect of consummating a sale made or which would have been made at the Premises, nor returns to shippers or manufacturers, nor sales of fixtures or equipment after their substantial use in the conduct of Tenant's business in the Premises, nor the amount of any sales, luxury or excise taxes on sales from the Premises, where such taxes are both added to the selling price (or absorbed therein) and paid to the taxing authorities by Tenant (but not by any vendor of Tenant).

     (iii) If Tenant's gross sales are required to be reported on any federal, state or municipal sales tax return or any other similar form of return, and gross sales as so reported on any of said returns shall exceed the gross sales as reported by Tenant, as herein provided, then the gross sales shall be taken at the highest figure 50 reported. If any governmental authority shall increase the gross sales reported by Tenant on any such tax return, after audit. for any lease year or partial lease year for which such sales have been reported, then Tenant shall notify Landlord promptly of such increase and pay any additional Percentage Rent due at that time. For purposes of this subparagraph gross sales shall mean, if Tenant reports sales from more than one location on any such return, only that portion of the gross sales reported as relate to the Premises. Moreover, for all purposes pursuant to this subparagraph, gross sales shall be adjusted to the lease definition of gross sales.

RENT         Section 3.04

     As used in this lease, the term "rent" shall mean Minimum Rent, Percentage Rent and additional rent, and the term "additional rent" shall mean all amounts payable by Tenant pursuant to this lease other than Minimum Rent and Percentage Rent. All Minimum Rent, Percentage Rent and additional rent shall be paid in lawful money of the United States which shall be legal tender at the time of payment. Where no other time is stated herein for payment, payment of any amount due from Tenant to Landlord hereunder shall be made within ten (10) days after oTenant's receipt of Landlord '5 invoice or statement therefor.


                                   ARTICLE IV
                     RECORDS, REPORTS AND ACCOUNTING

RECORDS         Section 4.01

     Tenant shall keep and shall require its subtenants and concessionaires, if any, to keep at the Premises or at such other place as Landlord may approve in writing complete and accurate books of account and records of, but not limited to, all purchases and receipts of merchandise, inventories and all sales and other transactions from which Tenant's gross sales and advertising expenditures at, upon or from the Premises can be determined. Tenant agrees to record all sales, at the time each sale is made, whether for cash or credit, in a cash register or registers containing locked-in cumulative tapes with cumulation capacity satisfactory to Landlord. Tenant shall keep all pertinent original sales books and records, which records shall include (a) daily dated register tapes; (b) serially numbered sales slips; (c) mail and catalog orders; (d) telephone orders: (e) settlement report sheets of transactions with sublessees, concessionaires and licensees; (f) records showing that merchandise returned by customers was purchased by such customers at or from the Premises: (g) receipts or other records of merchandise leased, licensed or taken out on approval; (h) duplicate bank deposit slips and bank statements; (i) such other records as would normally be required to be kept and examined by an independent accountant in accordance with accepted auditing practices in performing an audit of Tenant's gross sales; and (j) all income, sales and occupation tax returns.

STATEMENTS OF GROSS SALES         Section 4.02

     (a)Tenant shall submit to Landlord, on or before the 15th day of each month, a written statement showing in reasonable detail the gross sales in, at or from the Premises for the preceding calendar month.

     (b)Tenant shall submit to Landlord, on or before the 20th day of the month following the end of each lease year or partial lease year, a written statement certified by the chief financial officer of Tenant showing in reasonable detail the gross sales in, at or from the Premises for such preceding lease year or partial lease yean

     (c)All statements pursuant to this Section shall be in such form and shall contain such information as Landlord reasonably determines. Each certification shall be satisfactory to Landlord in scope and substance and without qualification except as expressly permitted by Landlord.




                                       TENANT'S
                                       INITIALS
                                      LANDLORD'S
                                       INITIALS

AUDIT       Section 4.03

     (a)The accept e by Landlord of payments of Percent- Rent shall be without prejudice to Landlord's right to an examination of Tenant's books and records of its gross sales and inventories of merchandise in the Premises in order to verify the amount of Tenant's gross sales.

     (b)At any reasonable time, and upon five (5) days prior written notice to Tenant, Landlord may cause a special audit to be made of Tenant's business affairs and records relating to the Premises for the period covered by such statement. Except as provided in (c) below, the cost of such audit shall be paid by Landlord. Any such special audit performed by a certified public accountant selected by Landlord shall be binding upon the panics.

     (c) If it shall be determined as a result of such audit that there has been a deficiency in the payment of Percentage Rent, then such deficiency shall become immediately due and payable with interest at the rate per annum determined pursuant to Section 16.06 from the date when said payment should have been made. If the aforementioned deficiency is in excess of two percent (2%) of the rentals theretofore computed and paid by Tenant for the period covered by the audit, Tenant shall also pay to Landlord the cost of the audit. If Tenant is permitted by Landlord to maintain its books and records with respect to the Premises outside of Orange County, California, then the phrase "cost of the audit" shall include the reasonable travel, meal and lodging expenses of Landlord auditor(s).


                                    ARTICLE V
                                      TAXES
REAL PROPERTY  TAXES       Section 5.01

     Tenant shall pay, at the time and in the manner specified in Article XIV, Tenant's proportionate share 0 all real property taxes applicable to the Center, including the common areas thereof. Tenant's proportionate share 0 such real property taxes shall be determined pursuant to Section 14.05.

Section 5.02 DEFINITIONS

     (a)  The  term  "real  property  taxes"  shall  include:

     (i) All taxes, assessments and governmental charges and surcharges levied upon or with respect to the real property and improvements within the Center, including those portions thereof defined in Sect~on 14.01 a "common areas";

     (ii)All other taxes, assessments and governmental charges or surcharges levied upon or with respect to the fixtures, equipment and other property of Landlord in or about the Center, whether real or personal;

     (iii) Fees and assessments for any governmental service(s) to the Center, including service payments in lieu of taxes;

     (iv) Any and all taxes payable by Landlord: (A) upon, allocable to, or measured by or on the gross or net rent payable hereunder, including without limitation any gross income tax, sales tax or excise tax levied b' the State, any' political subdivision thereof, or the federal government with respect to the receipt of such rent; (B upon or with respect to the possession, leasing, operation, management, maintenance, alteration, repair, use 0: occupancy' of the Premises or any portion thereof, including any sales, use or service tax imposed as a result thereof (C) upon or measured by' Tenant's gross receipts or payroll or the value of Tenant's equipment, furniture, fixtures and other personal property' of Tenant or leasehold improvements. alterations or additions located in the Premises: o (D) upon this transaction or any' document to which Tenant is a party creating or transferring an interest or an estate in the Premises; and

     (v)All expenses reasonably incurred by Landlord in seeking reduction by the taxing authorities of the taxes described in clauses (i) through (iv) above.

     Provided, however, that the term "real property taxes" shall not include any franchise, estate, inheritance, succession capital levy, net income or excess profits taxes imposed upon Landlord except that in the event that real property taxes are withdrawn in whole or in part and any substitute tax is made therefor, such tax shall in any event for the purpose of this lease be considered a tax included in "real property taxes" pursuant to this Section 5.02 regardless of how denominated or the source from which it is collected.

     (b) For the purposes of this Section, real property taxes which are levied on a fiscal year basis shall bi deemed to apply one-twelfth to each calendar month in such fiscal year.

OTHER     Section 5.03
TAXES

     Tenant shall be responsible for and shall pay before delinquency all municipal, county, state an(pound) federal taxes, levies, assessments and fees of every kind and nature, including but not limited to general or special assessments, assessed during the term of this lease against any leasehold interest, leasehold improvements or personal property of any kind owned by placed in, upon or about the Premises by tenant. When possible. Tenant shall cause such personal property and other items to be assessed and billed separately from the Premises and the Center. If any such taxes. levies and assessments are levied against Landlord or the Center or if the assessed value of the Center is increased by the inclusion therein of a value placed upon any items described in this Section and if Landlord pays the taxes, levies and assessments based upon such increased assessment, which Landlord shall have the right to do regardless of the validity thereof, but only under proper protest if requested by Tenant, Tenant shall upon demand repay to Landlord. as additional rent, the taxes, levies and assessments so levied against Landlord, or the proportion of such taxes, levies and assessments resulting from such increase in the assessment, together with interest thereon from the date of payment by Landlord to the date of reimbursement by Tenant at the rate determined pursuant to Section 16.06. Provided, however, that in any such event Tenant shall have the right, in the name of Landlord and with Landlord's full cooperation but without any cost to Landlord, to bring suit in any court of competent jurisdiction to recover the amount of any such taxes, levies and assessments so paid under protest, any amount so recovered to belong to Tenant.

                                   ARTICLE VI
                          CONDUCT OF BUSINESS BY TENANT

USE OF    Section 6.01
PREMISES

     (a) Tenant shall use the Premises solely for the use specified in the applicable Fundamental Lease Provision. Tenant shall use the Premises solely under the trade name specified in the applicable Fundamental Lease Provision and under no other trade name whatsoever without the prior written consent of Landlord. Tenant shall devote the entire Premises to such use, except for areas reasonably required for office or storage space uses limited to the business conducted by Tenant in the Premises. Tenant shall continuously and uninterruptedly during the term hereof conduct its business activity in the Premises during all business hours usual for Tenant's type of business, but in any event during those minimum hours from time to time established by Landlord for the Center, which may at the option of Landlord include Sundays, unless Tenant is prevented from doing so by strike, fire or other cause beyond Tenant's reasonable control. Failure of any other tenant of the Center, with or without the consent of Landlord, to observe the minimum hours of operation established by Landlord for the Center shall not relieve Tenant of its obligation to observe such minimum hours or prevent Landlord from requiring Tenant to observe such minimum hours. Tenant shall at all times carry a full and complete stock of merchandise offered for sale and shall maintain an adequate staff for the service of its customers. Tenant shall employ its best judgment, efforts and abilities to operate the business conducted by it in the Premises in such manner as to produce the maximum profitable volume of sales reasonably obtainable and to enhance the reputation and attractiveness of the Center Nothing herein, however, shall be deemed to give Landlord any right of consent or approval with respect to prices charged by Tenant

     (b) For the purpose of computing Percentage Rent, Tenant's gross sales for any period during which Tenant (i) does not continuously and uninterruptedly conduct its business as required by this Section 6.01 or (ii) does not maintain a complete stock of merchandise or an adequate staff of sales persons in accordance with subsection (a) above shall be deemed to be the greater of tenant's gross sales for (A) such period, or (B) the corresponding period of the preceding calendar year. For the purpose of determining whether the condition set forth in clause (ii) above exists, any trend in Tenant's gross sales which is contrary to the trend in gross sales in Tenant's reporting category shall be conclusive evidence that such condition exists.


RESTRICTIONS
ON USE       Section 6.02

     Tenant shall comply promptly with all applicable statutes, ordinances, rules, regulations, orders and requirements regulating the use by Tenant of the Premises and all requirements of all insurance carriers or underwriters providing coverage on the Center, the Premises or the contents thereof. Tenant shall not use or permit the use of the Premises in any manner that will tend to create a nuisance, create an ultra-hazardous use or tend to disturb other tenants or occupants of the Center or tend to injure the reputation of the Center or which will invalidate any insurance maintained on the Premises or the Center. No auction, fire sale, bankruptcy sale, sidewalk sale, end of lease sale, or going out of business sale may be conducted in the Premises nor shall Tenant use any form of advertising for any such sale, without the prior written consent of Landlord, which may be withheld in Landlord's sole discretion. Any such sale shall comply with any reasonable conditions established by Landlord, which conditions shall not include pricing. Tenant shall use its best efforts to complete or cause to be completed all deliveries, loading, unloading, rubbish removal, and other services to the Premises prior to 10:00 A.M. of each day and shall not permit loading, unloading or parking of delivery vehicles in areas of the Center other than those designated by Landlord for such purpose. Landlord reserves the right to further regulate the activities of Tenant in regard to deliveries and servicing of the Premises, and Tenant agrees to abide by such further nondiscriminatory regulations of Landlord.

     Tenant shall comply at all times with the Rules and Regulations attached to this lease as Exhibit "G" and such amendments and modifications thereof and additions thereto as Landlord may from time to time reasonably adopt for the safety, care and cleanliness of the Center or the preservation of good order therein. Landlord shall not be liable to Tenant for the failure of any tenant or other person to comply with such Rules and Regulations.
                                          9
TENANT'S INITIALS                       LANDLORD'S INITIALS


OTHER
LOCATIONS      Section 6.03  See Addendum

     Neither Tenant nor any parent, affiliate or subsidiary of Tenant, directly or indirectly, shall operate, manage or have any interest in any other competing store, including a concession in another store, within any prohibited area. The prohibited areas shall be:

     (a)That area located within an eight (8) mile radius outward from the outside boundary of the Center; and

     (b)That area located within a corridor extending ten (10) miles along the San Diego Freeway in either direction from the center point of the intersection of Bristol Street and the San Diego Freeway and extending three (3) miles from the center line or the San Diego Freeway on either side.

     Provided however, that the foregoing restriction shall not be applicable to and the prohibited areas shall not include the area west of Beach Boulevard (and any extensions thereof) or north of Westminster Avenue (or any extensions thereof). Attached hereto as Exhibits "A" and "B-2" are illustrations depicting, respectively, the outside boundaries of the Center and the prohibited areas.


     Without limiting Landlord's remedies, if Tenant should violate the covenant contained in this Section, Landlord may, at its option, include the gross sales of such competing store in the gross sales transacted in the Premises for the purpose of computing Percentage Rent due hereunder, as though said sales had actually been made from the Premises. If Landlord so elects, all the provisions of Article IV hereof shall be applicable to all records pertaining to such competing store or business. However, any such competing store or business existing as of the date of this lease may continue to be operated, managed, conducted and owned in the same manner as on the date of this lease.

     For the purpose of this Section.

     (i) A "parent" of Tenant shall be any person or entity who or which holds, directly or indirectly, a majority of the outstanding voting rights in or profit and loss interests in Tenant; a "subsidiary" of Tenant shall be any entity as to which Tenant holds, directly or indirectly, a majority of the outstanding voting rights in or profit and loss interests of such entity: and an "affiliate" shall be any officer, director or general partner of tenant, any franchisee or licensee of tenant, any parent or subsidiary of tenant or any other affiliate of tenant, any subsidiary of any parent of Tenant and, if Tenant is a natural person, any spouse, sibling or first generation lineal descendant or Tenant.

     (ii) All distances shall be measured on a straight line rather than a driving distance basis. In the event that any portion of a retail center is located within a prohibited area described herein the entire retail center shall be deemed to be located within such prohibited area.

     (iii) A "competing store" shall be any store operation, retail or wholesale, conducted under the same trade name then in use at the Premises or conducted under a different trade name but offering for sale merchandise or services which are substantially similar to or the same as the merchandise or services offered for sale at the Premises.

     (iv) Nothing contained in this Section 6.03 or elsewhere in this lease shall be deemed or construed to prevent or restrict Landlord in leasing space in the Center to other tenants, including one or more tenants who may, in whole or in part, compete with Tenant at the Center.


                                   ARTICLE VII
                      MAINTENANCE, REPAIRS AND ALTERATIONS


LANDLORD'S
OBLIGATIONS Section 7.01

     Subject to the provisions of Articles IX and XI hereof, Landlord shall during the term of this lease keep in first-class order, condition and repair the foundations, the interior and exterior surfaces of exterior windows of the Center (excluding the interior surfaces of exterior walls of premises, including the Premises. leased to tenants), all windows, doors, plate glass and showcases of the Center (excluding windows, doors, plate glass and showcases located in or comprising a pan of premises, including the Premises, leased to tenants), downspouts, gutters and roofs of the buildings constituting the Center, except for any damage thereto caused by any negligent act or omission of Tenant or its agents, employees or invitees, and except for reasonable wear and tear; provided, however, that Landlord shall have no obligation 10 repair until a reasonable time after the receipt by Landlord of written notice of the need for repairs, which notice Tenant shall give Landlord promptly when Tenant determines any such repairs are required. Tenant waives the provisions of any law permitting Tenant to make repairs at Landlord's expense.

                                           S

     Landlord's costs and expenses for the foregoing maintenance and repair, excluding partial or complete restoration necessitated by casualty, but including Landlord's cost of the insurance provided pursuant to Section 8.03 hereof, shall be included in common area expenses reimbursed by Tenant to Landlord pursuant to Article XIV of this lease.


TENANT'S
OBLIGATIONS Section 7.02

     (a) Subject to the provisions of Articles IX and XI hereof and Section 7.01, Tenant shall during the term of this lease keep in first-class order, condition and repair the Premises and every part thereof; including, without limiting the generality of the foregoing, all plumbing, heating, air conditioning, ventilating, electrical and lighting

TENANT"S LANDLORD'S INITIALS
INITIALS
     facilities and equipment within the Premises, fixtures, interior walls and interior surfaces of exterior walls, ceilings, floors and floor coverings, win vs, doors, plate glass, showcases, skylight trances and vestibules located within the Premises. Tenant shall paint the interior walls and interior surfaces of exterior walls as often as may be required to keep the Premises neat and attractive.

     (b)If tenant fails to perform its obligations under this Section 7.02, Landlord may at its option, after five (5) days' written notice to Tenant, enter upon the Premises and put the same in good order, condition and repair and the cost thereof shall become due and payable as additional rent by Tenant to Landlord upon demand.

     (c)On the last day of the term hereof, or on any sooner termination, Tenant shall surrender the Premises to Landlord in good condition, damage by fire, the elements or any other cause beyond the control of Tenant. and for which this least is terminated pursuant to Article IX, excepted.

ALTERA-             Section 7.03
TIONS AND ADDITIONS

     (a) Tenant shall not, without the prior written consent of Landlord, make any alterations, improvements. remodeling or additions to either the interior or exterior of the Premises or to fixtures installed therein in accordance with approved fixture plans, or mark, paint, drill or in any way deface any portion of the Premises. All alterations, improvements, remodeling or additions shall be subject to the provisions of article XVII and Exhibits "C" and "E.9'

     (b)All alterations, improvements, remodeling, additions or fixtures, other than trade fixtures not permanently affixed to the Premises, which may be made or installed in the Premises and which are attached to the floor, walls or ceiling of the Premises and any floor covering which is cemented or otherwise affixed to the floor of the Premises shall be the property of Landlord and shall remain upon and be surrendered with the Premises at the termination of this lease, unless Landlord shall direct Tenant to remove such items, or some of them, by written notice given to Tenant not less than thirty (30) days prior to the expiration of this lease or within fifteen (15) days after the earlier termination hereof Tenant shall remove any such items, at Tenant's cost, prior to the expiration of this lease, or in the event of an early termination, within fifteen (15) days after Landlord's notice.

     (c) If the term of this lease shall be longer than five(S) lease years, then Landlord may. at any time at or after the expiration of the fourth (4th) lease year and prior to the commencement of the next to last lease year, require Tenant, at Tenant's cost, to renovate and refurbish the Premises as necessary to maintain the Premises as a first-class store. Such refurbishment or renovation shall be as specified by Landlord by written notice to Tenant, and may include new carpeting, painting, new wall covering and new tenant fixtures. All such work by Tenant shall be in accordance with this Section 7.03, Article XVII or this lease and Exhibits "C" and "E" hereto and shall be completed within six (6) months after the date of landlord's notice. Failure of tenant to perform its obligations pursuant to this Section shall be a default pursuant to this lease entitling Landlord to exercise all remedies available to a landlord against a defaulting tenant, including but not limited to those set forth in Article XIII. As a part of the required refurbishing or renovation under this Section, Landlord may require higher grade or quality wall or floor coverings and fixtures than those originally installed in the Premises by Tenant.

CLEANLINESS:
WASTE AND NUISANCE

Section 7.04

     Tenant shall keep the Premises at all times in a neat, clean and sanitary condition, shall neither commit nor permit any waste or nuisance thereon, and shall keep the walks and corridors adjacent thereto free from Tenant's waste or debris.

HEALTH MATTERS

Section 7.05

     If tenant's permitted use of the Premises pursuant to the applicable Basic Lease Provision includes the sale or preparation of food, then the following provisions shall apply. Further, the last two sentences of subsection (a) and subsections (c), (d) and (e) shall apply to all tenants other than those involved in the sale or preparation of food:

     (a)Tenant shall, at its own cost, retain a licensed, bonded professional pest and sanitation control service to perform inspections of the Premises not less frequently than once each thirty (30) days for the purpose of eliminating infestation and controlling the presence of insects, rodents, and vermin and shall promptly cause any corrective or extermination work recommended by such service to be performed. Such work shall be performed pursuant to a written contract, and a copy thereof shall be delivered to Landlord by Tenant upon request. If Tenant fails to perform its obligations under this Section 7.05, Landlord may, at its option and after five (5) days written notice to Tenant, cause such inspection to be performed and any necessary corrective or extermination work which is recommended to be done and the cost of such inspection and corrective or extermination work shall be additional rent payable upon demand. In addition, Landlord may elect to provide the services specified in this subsection to tenants other than those engaged in the sale or preparation of food. In such event. the cost of providing such services shall be included in the common area costs charged to the tenants for whom Landlord provides such services.

     (b) Tenant acknowled ges that Health Department requirements and Landlord's constructio n require ments may require that Tenant (i) enlarge the kitchen drain line from the Premises to the main sewer line and (ii) install a grease trap in the floor drain of the kitchen of the Premises. Tenant acknowled ges that it shall, if required and as a pan of Tenant's Work pursuant to Article XVII, enlarge such sewer line and install such grease trap and



                                                      TENANT'S      LANDLORD'S
                                                  INITIALS       INITIALS(pound)


     shall, during the term of this lease, clean and maintain such grease trap as a pan of Tenant's obligations pursuant to Section 7.02 in such manner as may be required by the Health Department or other governmental authorities having jurisdiction.

     (c)Tenant shall store all waste and garbage in a refrigerated or cool and dry location within the Premises and shall dispose of all waste and garbage (including wet garbage and food) only in trash containers placed in service areas by Landlord for such purpose. Tenant shall not accumulate or permit such materials to accumulate in hallways, service corridors or other common areas. Any waste or garbage, and any food deliveries, stored or accumulated by Tenant outside of the Premises (other than garbage placed in Center trash containers) may be removed immediately by Landlord without notice to Tenant and the cost of such removal. together with $50 per occurrence to cover Landlord's administrative cost in providing such service to Tenant, shall be additional rent payable by Tenant to Landlord upon demand.

     (d)Tenant shall comply with all Health Department and other governmental rules and regulations applicable to Tenant's operations in the Premises and shall promptly (I) furnish or cause to be furnished to Landlord copies of all Health Department and other governmental reports. notices and citations issued with respect to the Premises and (ii) cure or otherwise eliminate all deficiencies and violations noted by the Health Department and other governmental authorities and take all required actions to prevent the reoccurrence of such deficiencies and violations.

     (e)Failure of Tenant to perform any obligation pursuant to subsections (a) through (d) above shall be deemed an event of default pursuant to this lease entitling Landlord to exercise all remedies available to a Landlord against a defaulting tenant, including those provided for in Article XIII of this lease.

                                  ARTICLE VIII
                              INSURANCE; INDEMNITY
LIABILITY
INSURANCE &-
PREMISES

Section 8.01

     Tenant shall at all times during the term hereof and at Tenant's cost, for the protection of Tenant and Landlord. as their interests may appear. maintain in full force and effect a policy' or policies of insurance which afford the following coverages:

     (a) Worker's Compensation in the statutorily required amount, together with employer's liability coverage in an aggregate liability amount not less than $1,000,000.

     (b) Comprehensive General Liability Insurance with an aggregate liability amount not less than $3,000,000 combined single limit for both bodily injury and property damage, including blanket contractual liability, broad form damage, personal injury, completed operations, products liability, host liquor liability (or liquor liability, if applicable) and owned and non-owned automobile coverage. At least $1,000,000 of such coverage shall be provided by a primary liability policy', and the balance may be provided by the umbrella policy required pursuant to Section 8.02.

     The minimum limit of the coverage provided in subsection (b) above may be adjusted upward or downward at the expiration of each third (3rd) lease year as follows: Not less than sixty (60) days prior to the relevant adjustment date, Landlord may request such insurance brokerage firm as is then placing insurance for Landlord (the "Reviewing Broker"), to review Tenant's then existing liability insurance coverage, to review the then use of the Premises and the claims history with respect thereto and to recommend, in writing, the amount of coverage to be carried by Tenant pursuant to subsection (b). Such recommendation shall be based upon the then use of the Premises and the liability claims history with respect to the Premises and shall be consistent with amounts of coverage generally recommended by such Reviewing Broker for similar types of tenants or users of property with uses similar to that of the Premises in the geographical area which includes the Premises. If the Reviewing Broker shall recommend an increase in the amount of coverage then provided by Tenant under subsection (b), Tenant shall promptly increase its coverage to the recommended amount. In no event shall there be any reduction in the amount of coverage provided by Tenant under subsection (b) below the initial amount set forth herein, notwithstanding any recommendation by the Reviewing Broker.

     Landlord, and any other persons designated by Landlord and having an insurable interest in the Premises shall be added as additional insureds pursuant to such policies (although they shall not have any obligations of "named" insureds therein). The insurance required by this Section shall be the primary insurance as respects Landlord (and any other additional insureds designated by Landlord) and not contributory with any other available insurance. The policy or policies providing the coverage required by subsection (b) above shall contain an endorsement providing, in substance, that "such insurance as is afforded hereby for the benefit of [Landlord and any additional insureds designated by Landlord) shall be primary and any insurance carried by [Landlord and any additional insureds designated by Landlord] shall be excess and not contributory." In no event shall the limits of any coverage maintained by Tenant pursuant to this Section be considered as limiting the liability of Tenant pursuant to this lease.

LANDLORD'S     TENANT'S
INITIALS       INITIALS

FIRE INSURANCE FIXTURES, EQUIPMENT
AND TENANT IMPROVEMENTS                 Section 8.02   See Addendum

     (a) Tenant shall at all times during the term hereof, and at its cost, maintain in effect policies of insurance covering (i) all tenant improvements on the Premises, providing protection against any pan included within the classification "All Risk," including but not limited to insurance against fire, windstorm, cyclone, tornado, hail, explosion, riot. riot attending a strike, civil commotion, aircraft, vehicle, smoke damage, sprinkler leakage, vandalism and malicious mischief, and, if required by Landlord, earthquake and flood, such insurance to be in an amount not less than the full replacement value of such improvements, which shall be determined at the time the policy is initially obtained, and not less frequently than once every three (3) years thereafter, and such other insurance as may be required by Landlord's lender; (ii) all personal property of Tenant located in or on the Premises, including but not limited to fixtures, furnishings, equipment. furniture, inventory and stock in trade. in an amount not less than their full replacement value. providing protection against any peril included within~n the classification "All Risk." including but not limited to insurance against fire, windstorm, cyclone, tornado, hail, explosion, riot, riot attending a strike, civil commotion, vehicles, aircraft. smoke damage. sprinkler leakage, vandalism and malicious mischief and, if required by Landlord, earthquake and flood: and (iii) all plate glass on the Premises, together with an umbrella policy to provide any liability coverage not included under Tenant's primary' liability policy carried pursuant to Section 8.01. The insurance required by this subsection shall be the primary insurance with respect to the property covered thereby.

     (b)The proceeds of such insurance shall be made payable to Landlord and, so long as this lease remains in effect. shall be used to repair or replace the pans of the Premises, any improvements thereto and personal property so insured. Upon any termination of this lease by Landlord pursuant to Sections 9.02,9.03 or 9.04, Landlord may keep or apply the proceeds of the insurance required pursuant to clauses (I) and (iii) of subsection (a) above, at its discretion; the remaining proceeds shall be the property of Tenant and shall be delivered by Landlord to Tenant.

     (c)Tenant shall at its cost maintain business interruption insurance assuring that the rent, including the Percentage Rent, payable hereunder will be paid to Landlord for a period of not less than twelve (12) months if the Premises are destroyed or rendered inaccessible by a risk insured against by a policy of All Risk insurance, with any endorsements required by subsection (a) above.

FIRE INSURANCE-PREMISES Section 8.03

     Landlord shall at all times during the term hereof maintain in effect a policy or policies of insurance covering the Center, including Landlord's interest in all tenant improvements in the Premises paid for by Landlord, providing protection against any pan included within the classification "All Risk," together with insurance against sprinkler leakage, vandalism and malicious mischief and, if Landlord so elects, rental interruption insurance assuring that the rent under this lease will be paid to Landlord for a period of not less than twelve (12) months if the Premises are destroyed or rendered inaccessible by a risk insured against under the foregoing coverage. The cost of maintaining such insurance shall be included in the costs reimbursed by Tenant to Landlord pursuant to Article XIV.


INSURANCE
POLICIES       Section 8.04

     All insurance required to be carried by Tenant hereunder shall be with companies rated A:XIII, or better, in the then most recent version of Best's Insurance Guide and licensed to provide the relevant insurance in the State of California. Tenant shall deliver to Landlord, on or prior to the date possession of the Premises is delivered to Tenant, and thereafter at least thirty (30) days prior to the expiration or renewal date of any policy maintained by Tenant, copies of the policies or certificates evidencing such insurance. All policies and certificates delivered pursuant to this Section shall contain liability limits not less than those set forth in Sections 8.01 and 8.02, shall list the additional insureds, shall specify all endorsements and special coverages required by such Sections and shall be effective on or before the Commencement Date. Each such policy' shall contain provisions (by endorsement or otherwise) requiring not less than thirty (30) days written notice to Landlord prior to any cancellation, non-renewal or material amendment thereof and requiring that the proceeds of the insurance maintained pursuant to Section 8.02 shall be payable to Landlord. For the purposes of this Article VIII, the phrase "term of this lease" shall mean the period from the Commencement Date through the later of the expiration or termination of the lease term or the date Tenant surrenders physical possession of the Premises to Landlord. Any insurance required pursuant to this lease may be provided by means of a so-called "blanket" policy, so long as the Premises are specifically covered (by rider, endorsement or otherwise) and the policy otherwise complies with the provisions of this lease.

WAIVER OF SUBROGATION    Section 8.05

     Landlord and Tenant each hereby waives any and all rights of recovery against the other, and against any other tenant or occupant of the Center and against the officers, employees, agents, representatives. customers and business visitors of such other party and of each such other tenant or occupant of the Center, for loss of or damage to such waiving party or its property or the property of others under its control, arising from any cause insured against under any policy of insurance required to be carried by such waiving party pursuant to the provisions of this lease (or any other policy of insurance carried by such waiving party in lieu thereof) at the time of such loss or damage. The foregoing waiver shall be effective whether or not a waiving party actually obtains and maintains the insurance which such waiving party is required to obtain and maintain pursuant to this lease (or any substitute therefor). Landlord and Tenant shall, upon obtaining the policies of insurance which they are required to maintain hereunder, give notice to their respective insurance carrier or carriers that the foregoing mutual waiver of Subrogation is contained in this lease.

                                               Tenant'S      LANDLORD'S
                                               INITIALS       INITIALS

INDEMNITY  Section 8.06

     To the fullest extent permitted by law, Tenant shall indemnify, defend and hold Landlord harmless from and against any liability or expense (including but not limited to attorneys' fees and costs of defense) for any damage or injury to persons or property in or about the Center which may result from the use or occupation of the Premises by or the breach of the provisions of this Lease by Tenant, its agents, employees. invitees, licensees, concessionaires or other persons claiming under Tenant. It is understood and agreed that payment shall not be a condition precedent to enforcement of the foregoing indemnity. Provided, however, that the foregoing shall not extend to any damage or injury which Tenant establishes in a court of competent jurisdiction was solely and proximately caused by the negligence of Landlord, its agents or employees.

EXEMPTION OF LANDLORD

Section 8.07

     Landlord shall not be liable for injury or damage which may be sustained by the person, goods, wares, merchandise or property of Tenant, Tenant's employees. invitees or customers or any other person in or about the Premises caused by or resulting from any peril which may affect the Premises, including but not limited to fire, steam. electricity, gas, water or rain, which may leak or flow from or into any part of the Premises, or from the breakage, leakage, obstruction or other defects of the pipes, sprinklers, wires, appliances. plumbing, air conditioning or lighting fixtures of the same. whether such damage or injury results from conditions arising upon the Premises or upon other portions of the building of which the Premises are a pan. or from other sources. Landlord shall not be liable for any damages arising from any act or neglect of any other tenant of the Center, or any of their officers, employees, agents, representatives, customers, business visitors or invitees. Provided, however, that the foregoing shall not apply to any damage or injury which Tenant establishes in a court of competent jurisdiction was solely and proximately caused by the negligence of Landlord, its agents or employees.

LANDLORD'S
SECURITY

Section 8.08

     Landlord may, but shall have no obligation to. from time to time, employ one or more persons 0! entities to patrol or provide security for the common areas. Notwithstanding any such activity, Tenant shall have the sole responsibility of providing security for the Premises and the persons therein. Under no circumstances shall: Landlord be liable to Tenant or to any other person by reason of any theft, burglary, robbery, assault. trespass unauthorized entry. vandalism, or any other act of any third person occurring in or about the Premises, and Tenant shall indemnify, defend and hold Landlord harmless from and against any and all losses, liabilities, judgments. cost'. and expenses (including but not limited to reasonable attorneys' fees and other costs of investigation or defense: which Landlord may suffer by reason of any claim asserted -by any person arising out of, or related to, any of the foregoing. To the extent Landlord elects to provide such patrol or security services, the cost thereof shall be included in common area costs pursuant to Section 14.04 hereof.




                                   ARTICLE IX
                             REPAIRS AND RESTORATION

INSURED OR MINOR DAMAGE          Section 9.01

     Subject to the provisions or sections 9.03 and 9.04, if at any time during the term hereof the Premises 0 the Center are destroyed or damaged and either
(a) such damage is not "substantial" as that term is hereinafter defined, or (b) such damage was caused by a casualty required to be insured against under Sections 8.02 and 8.02 then Landlord shall promptly repair such damage to portions of the Center located outside of the exterior boundaries of the Premises, Tenant shall repair the Premises and this lease shall continue in full force and effect.


MAJOR DAMAGE  Section 9.02

     Subject to the provisions of sections 9.03 and 9.04, if at any time during the term hereof the Premise are destroyed or damaged and if such damage is "substantial" as that term is hereinafter defined, and if such damage was caused by a casualty not required to be insured against under Sections 8.02 and 8.03, then Landlord may at it option either (a) promptly conduct the repair to be made by Landlord pursuant to Section 9.01, in which ever Tenant shall conduct the repair to be made by Tenant pursuant to Section 9.01 and this lease shall continue in fu force and effect, or (b) cancel and terminate this lease as of the date of the occurrence of such damage, by giving Tenant written notice of its election to do so within fifteen (15) days after the date of occurrence of such damage

MAJOR DAMAGE TO CENTER Section 9.03

     In the event that premises in the Center aggregating twenty-five percent (25%) or more of the tot floor area of all buildings within the Center leased or offered for lease to tenants (other than the Robinson's at Broadway buildings) shall be damaged or destroyed, whether or not the Premises are damaged or destroyed' Landlord may at Landlord's option cancel and terminate this lease by giving written notice to Tenant of Landlord election to do so within sixty (60) days after the date of occurrence of such damage, in which event this lease shall' terminate on the date such notice is given.

Tenant'S                 LANDLORD
INITIALS                 INITIALS

NEAR END OF TERM

     If the Premises are destroyed or damaged during the last twenty~four (24) months of the term of this lease and the estimated cost 0 pair exceeds ten percent (10%) of the Mit am Rent then remaining to be paid by Tenant for the balance of the term, Landlord may at its option cancel and terminate this lease as of the date of occurrence of such damage by giving written notice to Tenant of its election to do so within fifteen (IS) days after the date of occurrence of such damage. If Landlord shall not so elect to terminate this lease, the repair of such damage shall be governed by Sections 9.01, 9.02 or 9.03 as the case may be.

ABATEMENT Section 9.05
OF RENT:
REMEDIES FOR NON-PERFORMANCE

     (a) If the Premises or the Center are destroyed or damaged and Landlord elects to repair or restore pursuant to the provisions of this Article, Tenant shall continue the operation of its business in the Premises to the extent reasonably practicable from the standpoint of prudent business management. The Minimum Rent, Percentage Rent and additional rent payable hereunder for the period during which such damage, repair or restoration continues shall be abated in proportion to the degree to which Tenant's use of the Premises is impaired, but only to the extent that Landlord is compensated for such loss by the insurance carrier pursuant to Sections 8.02 and 8.03. Tenant shall have no claim against Landlord for any damage suffered by Tenant by reason of any such damage, destruction, repair or restoration. Tenant waives the provisions of Civil Code Sections 1932(2) and 1933(4) and any present or future laws or case decisions to the same effect. Upon completion of such repair or restoration, Tenant shall promptly refixture and restock the Premises substantially to the condition prior to the casualty and shall reopen for business if closed by the casualty.

     (b)If either party shall be obligated to repair or restore under the provisions of this Article and shall not commence such repair or restoration within thirty (30) days after such obligation shall accrue, the other party may at its option cancel and terminate this lease as of the date of occurrence of such damage by giving to the non-performing party written notice of its election to do so at any time after the expiration of each thirty (30) day period and prior to the commencement of such repair or restoration. Such obligation shall be deemed to accrue on the later of (i) receipt by the party obligated to repair of any governmental permit or approval necessary to commence such work or (ii) settlement of any insurance claim with respect 10 such casualty. The restoration obligations of Tenant hereunder shall include repair, restoration or replacement of tenant's equipment and personal property. If the panics are required to or elect to repair or restore pursuant to this Article, then each party shall be entitled to the proceeds of the insurance maintained pursuant to Sections 8.02 and 8.03 as pertain to the improvements to be repaired or restored by it.

DEFINITIONS    Sectoin 9.06

     (a) For the purpose of this Article, "substantial" damage to the Premises shall be deemed to be damage to the building of which the Premises area part, the estimated cost of repair of which exceeds one-fifth (1/5) of the then estimated replacement cost of such building.

     (b)The determination in good faith by Landlord of the estimated cost of repair of any damage and~or of the estimated replacement cost of any building shall be conclusive for the purpose of this Article.

                                    ARTICLE X
                            ASSIGNMENT AND SUBLETTING

LANDLORD'S RIGHTS   Section 10.01 See Addendum

     (a)Tenant shall not, either voluntarily or by operation of law, assign, sell, encumber, pledge or otherwise transfer all or any pan of Tenant's leasehold estate hereunder, or permit the Premises to be occupied by anyone other than Tenant or Tenant's employees or sublet the Premises or any portion thereof, without Landlord's prior written consent in each instance. Consent by Landlord to one or more assignments of this lease or to one or more sublettings of the Premises shall not operate to exhaust Landlord's rights under this Section. The voluntary or other surrender of this lease by Tenant or a mutual cancellation hereof shall not work a merger, and shall at the option of Landlord, terminate all or any existing subleases or subtenancies or shall, at Landlord's option, operate as an assignment to Landlord of such subleases or subtenancies. If tenant is a corporation which, under the then current guidelines published by the Commissioner of Corporations of the State of California, is not deemed a public corporation, or is an unincorporated association or partnership. the transfer, assignment or hypothecation of any stock or interest in such corporation, association or partnership in the aggregate in excess of twenty-five percent (25%) shall be deemed an assignment within the meaning and provisions of this Article. Tenant agrees to reimburse Landlord for Landlord's reasonable costs and attorneys' fees incurred in connection with the processing and documentation of any such requested assignment, subletting, transfer, change of ownership or hypothecation of this lease or Tenant's interest in and to the Premises.

     (b)If tenant desires at any time to assign this lease or to sublet the Premises or any portion thereof, it shall first notify Landlord of its desire to do so and shall submit in writing to Landlord (i) the name of the proposed subtenant or assignee; (ii) the nature of the proposed subtenant's or assignee's business to be carried on in the Premises: (iii) the terms and prov. is of the proposed sublease or assignme .and the proposed effective date thereof: and (iv) such reasonable financial information as Landlord may request concerning the proposed subtenant or assignee, including but not limited to a balance sheet of the proposed subtenant or assignee as of a date within ninety (90) days prior to the request for Landlord's consent, statements of income or profit and loss of the proposed subtenant or assignee for the two year period preceding the request for Landlord's consent and a written statement m reasonable detail as to the business and retail merchandising experience of the proposed subtenant or assignee during the five (5) years preceding the request~ for Landlord's consent.

     (c) At any time within thirty (30) days after Landlord's receipt of the information specified in subsection (b), Landlord may by written notice to Tenant elect to (I) consent to the subletting or assignment upon the terms and to the subtenant or assignee proposed; (ii) refuse to give its consent, specifying in reasonable detail the reason(s) therefor; or (iii) sublease the Premises or the portion proposed to be subleased or take an assignment of Tenant's leasehold estate hereunder upon the same terms (excluding terms relating to the purchase of stock, the use of Tenant's name or the continuation of Tenant's business) as those offered to the proposed subtenant or assignee, as the case may be. If Landlord elects to proceed pursuant to clause (iii) above, any payment by Landlord to Tenant pursuant to such clause shall not exceed the amount which Tenant would have received pursuant to subsection (e) below if Landlord had elected to proceed pursuant to clause (i) above. If this lease shall be terminated with respect to the entire Premises, the term shall end on the date stated in Tenant's notice as the effective date of the sublease or assignment as if that date had been originally fixed in this lease for the expiration of the term. If Landlord recaptures only a portion of the Premises, the Minimum Rent and additional rent during the unexpired term shall abate, proportionately, based on the rent as of the date immediately prior to such recapture. Tenant shall, at Tenant's own cost and expense, discharge in full any commissions which may be due and owing as a result of any proposed assignment or subletting, whether or not the Premises are recaptured pursuant hereto and rented by Landlord to the proposed tenant or any other tenant

     (d) Landlord shall have the right to approve or disapprove any proposed assignee or sublessee. In exercising such right of approval or disapproval, Landlord shall be entitled to take into account any fact or factor which Landlord deems relevant to such decision, including but not necessarily limited to any or all of the following:

     (i) The financial strength of the proposed assignee or subtenant, including the adequacy of its working capital to pay all expenses anticipated in connection with any remodeling and restocking of the Premises.

     (ii) The experience of the proposed assignee or subtenant with respect to businesses of the type and size which such assignee or subtenant proposes to conduct in the Premises.

     (iii) The quality and nature of the merchandise and retail services offered for sale by the proposed assignee or subtenant in any other locations which it has, as reflected by, among other things, average unit sales, and the quality and nature of the merchandise and retail services which such assignee or subtenant proposes to offer for sale in the Premises.

     (iv) Violation of exclusive use rights previously granted by Landlord to other tenants of the Center.

     (v) The effect of the type of services and merchandise which the proposed assignee or subtenant proposes to sell in the Premises upon the tenant mix in the portion of the Center which contains the Premises, including duplication of services and merchandise offered by surrounding tenants and compatibility of the services and merchandise which such assignee or subtenant proposes to sell in the Premises with merchandise offered by surrounding tenants in the Center

     (vi) Diminution or potential diminution of Percentage Rent payable pursuant to this lease as the result of such assignment or subletting.

     (vii) The quality of the store appearance resulting from any remodeling or renovation to be conducted by the proposed assignee or subtenant, and the compatibility of such quality with that of other stores in the the Center in which the Premises are located.

     (viii) Whether the store in the Premises is, and whether the store to be operated by the proposed assignee or subtenant will be, a "destination store" (i.e., a store which draws patrons to the Center specifically to shop at such store).

     (ix) Whether there then exists any default by Tenant pursuant to this lease or any non-payment or non-performance by Tenant under this lease which, with the passage of time and/or the giving of notice would constitute a default under this lease.

     Moreover, Landlord shall be entitled to be reasonably satisfied that each and every covenant, condition or obligation imposed upon Tenant by this lease and each and every right, remedy or benefit afforded Landlord by this lease is not impaired or diminished by such assignment or subletting.

     (e) As a condition to Landlord's consent to any assignment or subletting, Landlord shall be entitled to receive, in the case of a subletting, all rent (however denominated and paid) payable by the subtenant to Tenant in excess of that payable by Tenant to Landlord pursuant to the other provisions of this lease and, in the case of an assignment. all consideration given. directly or indirectly, by the assignee to Tenant for Tenant's leasehold estate hereunder, and Landlord shall be entitled to increase the monthly Minimum Rent to the then fair market rental value of the Premises. For the purposes of this clause, the term "rent" shall mean all consideration paid or given, directly or indirectly, for the use of the mises or any portion thereof. The term ~consideration" shall mean and include money, services, property or any other thing of value such as payment' ~f costs, cancellation of indebtedness, discounts, rebates and the like. Any rent or other consideration which is to be passed through to Landlord by Tenant pursuant to this subsection shall be paid to Landlord promptly upon receipt by Tenant and shall be paid in cash, irrespective of the form in which received by Tenant from any subtenant or assignee. In the event that any rent or other consideration received by Tenant from a subtenant or assignee is in a form other than cash, Tenant shall pay to Landlord in cash the fair value of such consideration.

     (f)All options to extend. renew or expand, if any, contained in this lease are personal to Tenant. Consent by Landlord to any assignment or subletting shall not include consent to the assignment or transfer of any such rights with respect to the Premises, any special privileges or extra services granted to Tenant by this lease, or any addendum or amendment hereto or letter of agreement (and such options, rights, privileges or services shall terminate upon such assignment or subletting), unless Landlord specifically grants in writing such options, rights, privileges or services to such assignee or subtenant.

     (g)If Landlord consents to such assignment or subletting or does not exercise any option set forth in subsection (c) within said thirty (30) day period, Tenant may thereafter within sixty (60) days after the expiration of said thirty (30) day period enter into a valid assignment or sublease of the Premises or portion thereof, upon the terms and conditions described in the information required to be furnished by Tenant to Landlord pursuant to subsection (b), or upon other terms not less favorable to Tenant, provided, however, that any material change in such terms shall be subject to Landlord's consent as provided in this Section and, provided further, that any amount to be paid to Landlord by Tenant in connection therewith pursuant to subsection (e) above shall be paid to Landlord upon the later of consummation of such transaction or receipt by Tenant of such consideration.

NO RELEASE OF TENANT      Section 10.02

     No subletting or assignment, even with the consent of Landlord, shall relieve Tenant of its obligation to pay the rent and to perform all of the other obligations to be performed by Tenant hereunder. The acceptance by Landlord of any payment due hereunder from any person other than Tenant shall not be deemed to be a waiver by Landlord of any provision of this lease or to be a consent to any assignment or subletting. The foregoing restrictions shall be binding upon any assignee or subtenant to which Landlord has consented. Any sale, assignment, mortgage, transfer of this lease or subletting which does not comply with the provisions of this Article shall be void.



                                   ARTICLE XI
                                 EMINENT DOMAIN

ENTIRE OR SUBSTANTIAL TAKING  Section 11.01

     If the entire Premises, or so much thereof as to make the balance not reasonably adequate for the conduct of Tenant's business notwithstanding restoration by Landlord as hereinafter provided, shall be taken under the power of eminent domain, this lease shall automatically terminate as of the date on which the condemning authority takes possession.

PARTIAL TAKING Section 11.02

     In the event of any taking under the power of eminent domain which does not so result in a termination of this lease, the Minimum Rent and all additional rent other than Percentage

     Rent payable hereunder shall be reduced, effective as of the date on which the condemni ng authority takes possessio n, in the same proportion which the floor area of the portion of the Premises taken bears to the floor area of the entire Premises prior to the taking, Landlord shall promptly at its expense restore the portion of the Premises not so taken to as near its former condition as is reasonably possible, and this lease shall continue in full force and effect



TAKING OF CENTER    Section 11.03

     If premises in the Center aggregating twenty-five percent (25%) or more of the total floor area of all buildings within the Center leased or offered for lease to tenants (other than the Robinson's and Broadway buildings) shall be taken by eminent domain, whether or not the Premises are so taken, Landlord may, at its option, terminate this lease by written notice to Tenant of its election to do so prior to the date the condemning authority requires possession. and this lease shall terminate on the date the condemning authority requires possession.



AWARDS     Section 11.04

     Any award for any taking of all or any pan of the Premises under the power of eminent domain shall be the property of Landlord, whether such award shall be made as compensation for diminution in value of the leasehold or for taking of the fee. Nothing contained herein, however, shall be deemed to preclude Tenant from obtaining. or to give Landlord any interest in, any award to Tenant for loss of or damage to Tenant's trade fixtures and removable personal property or for damages for cessation or interruption of Tenant's business.

UNDER
THREAT OF CONDEMNATION

     A sale by Landlord to any authority having the power of eminent domain condemnation or while condemnation proceedings are pending, shall be dec 1 a taking under the power of eminent domain for all purposes under this Article.


                                   ARTICLE XII
                                UTILITY SERVICES

UTILITY CHARGES     Section 12.01

           Tenant shall pay all charges, surcharges and other fees (however denominated) for gas, electricity, telephone and other utility services used in the Premises during the lease term. If any such charges are not paid when due Landlord may pay the same, and any amount so paid by Landlord shall thereupon become due to Landlord from Tenant as additional rent. In addition. if the Premises are used for the preparation of food, then water and sewer charges will also be billed directly to Tenant and paid directly by Tenant to the purveyor; otherwise Tenant's water and sewer usage charge will be included in common area costs pursuant to Section 14.04.

FURNISHING OF SERVICES   Section 12.02

            If Landlord shall elect to furnish any utility services to the Premises, Tenant shall purchase its requirements thereof from Landlord so long as the rates charged therefor by Landlord do not exceed those which Tenant would be required to pay on an individual basis if-such services were furnished it directly by a public utility. Landlord may discontinue, without notice, any utility service being furnished by Landlord if Tenant fails to pay, when due, the bills for such service or any rent payable by Tenant hereunder.

INTERRUPTION OF SERVICE  Section 12.03

            Landlord shall not be liable in damages or otherwise for any failure or interruption of any utility service being furnished the Premises and no such failure or interruption shall entitle Tenant to terminate this lease, or to an abatement of the rent due hereunder.

PREMISES AIR CONDITIONING     Section 12.04

           Landlord shall operate and maintain a roof-mounted, packaged variable air volume ventilation and air conditioning system to serve the Premises and shall provide ventilating and conditioned air to the Premises, at the times, and meeting the standards set forth in Exhibits "C," "D" and "E." Tenant shall pay Landlord. as additional rent. for such ventilating and conditioned air, monthly in advance, the amount specified in Exhibit "D." Tenant shall operate its business  in  such  a  manner  as  not to  use  unreasonable  quantities  of the conditioned air so furnished, and so as to maintain in the Premises approximately the same temperatures which are from time to time maintained by Landlord in the Enclosed Mall. Such ventilating and conditioned air meeting the criteria set forth in Exhibit "D" shall be provided to the Premises during the same hours that ventilating and air is provided to the Enclosed Mall pursuant to
Section 12.05. Landlord may enter the Premises, from time to time, to ascertain if any changes have been made which may alter the cooling load of the Premises. If any such alteration is noted, Landlord may measure such cooling load and may. at Landlord's option, recalculate the amount due from Tenant to Landlord pursuant to Exhibit "D" from the date of such alteration. Any additional amount due shall be paid within ten (10) days after Tenant's receipt of Landlord's invoice therefor. For the purposes of this Section, all package units serving tenant premises may be deemed to constitute a single system or, at Landlord's election, each unit may be deemed a separate system for purposes of determining costs of operation and charges to tenants, including Tenant.

ENCLOSED MALL AIR CONDITIONING     Section 12.05

     Landlord shall operate and maintain a roof-mounted, packaged variable air volume ventilation and air conditioning system to cool and ventilate the Enclosed Mall during the required minimum and optional opening hour from time to time established by Landlord. Tenant shall pay for such services, as additional rent, in equal monthly'. installments in advance, the sum specified in the applicable Fundamental Lease Provision per year per square foot 0 Floor Area of the Premises, subject to adjustment pursuant to Exhibit "D." Any such adjustment shall be computed ii the same manner specified in Exhibit "D" for the computation of adjustments in rates for ventilating and conditioned air supplied to the Premises.

                                  ARTICLE XIII
                             DEFAULTS AND REMEDIES

DEFAULTS Section 13.01

     The occurrence of any one or more of the following events shall constitute a default hereunder by Tenant:

     (a)The abandonment of the Premises by Tenant. Abandonment is herein defined to include, but is not limited to, any absence by Tenant from the Premises for five (5) days or longer.

     (b)The failure by Tenant to make any payment of rent, additional rent, or other payment required to be made by Tenant hereunder, as and when due, or the failure of Tenant to observe the minimum hours of operation established by Landlord, where such failure shall continue for a period of three (3) days after written notice thereof from Landlord to Tenant: provided. however, that any such notice shall be in lieu of, and not in addition to, any notice required under California Code of Civil Procedure Sec. 1161, et. seq., as amended. For purposes of this subsection (b), Tenant shall not be deemed to have cured a default resulting from Tenant's failure to observe the minimum hours of operation established by Landlord if Tenant shall, within thirty (30) days after any purported cure. again fail to observe such minimum hours of operation.

     (c)The failure by Tenant to observe or perform any of the covenants or provisions of this lease to be observed or performed by Tenant, other than as specified in (a) or (b) above, where such failure shall continue for a period often (10) days after written notice thereof from Landlord to Tenant; provided, however, that any,'such notice shall be in lieu of, and not in addition to, any notice required under California Code of Civil Procedure Sec. 1161 et seq., as amended; provided further, that if the nature of Tenant's default is such that more than ten (10) days are reasonably required for its cure, then Tenant shall not be deemed to be in default if Tenant shall commence such cure within said ten (10) day period and thereafter diligently prosecute such cure to completion. Notwithstanding the foregoing, if the covenant or other provision of this lease which is violated by Tenant cannot thereafter be performed (such as obtaining Landlord's prior written consent to an assignment of Tenant's interest in this lease, a subletting of the Premises, a change in trade name, a change in use or a physical alteration to the Premises) by Tenant, then Landlord need not give the foregoing notice demanding performance to Tenant (or to any subtenant or assignee) for such violation to constitute a default under this lease entitling Landlord to exercise its remedies upon a default by Tenant, including those set forth in this Article XIII.

     (d)(I) The making by Tenant of any general assignment for the benefit of creditors; (ii) the filing by or against Tenant of a petition to have Tenant adjudged bankrupt or a petition for reorganization or arrangement under any law relating to bankruptcy (unless, in the case of a petition filed against Tenant, the same is dismissed within thirty (30) days): (iii) the appointment of a trustee or receiver to take possession of substantially all of Tenant's assets located at the Premises or of Tenant's interest in this lease, where possession is not restored to Tenant within thirty (30) days: (iv) the attachment, execution or other judicial seizure of substantially all of Tenant's assets located at the Premises or of Tenant's interest in this lease, where such seizure is not discharged within thirty (30) days: or (v) Tenant's convening of a meeting of its creditors or any class thereof for the purpose of effecting a moratorium upon or composition of its debts, or any class thereof.


REMEDIES   Section 13.02

     (a) In the event of any default by Tenant as defined herein, Landlord may exercise the following remedies:

     (I)Terminate Tenant's right to possession of the Premises by any lawful means, in which case this lease shall terminate and Tenant shall immediately surrender possession of the Premises to Landlord. In such event Landlord shall be entitled to recover from Tenant all amounts which Landlord is entitled to recover pursuant to Section 1951.2 of the California Civil Code (or any successor thereto), including, but not limited to:

     (i)The worth at the time of award of the amount by which the unpaid rent and additional rent for the balance of the term after the time of award exceeds the amount of such loss that Tenant proves could be reasonably avoided; and

     (ii)Any other amount necessary to compensate Landlord for all the detriment proximately caused by Tenant's failure to perform its obligations under this lease or which in the ordinary course of thing. would be likely to result therefrom. including, but not limited to, the cost of recovering possession of the Premises expenses of reletting, including necessary repair, renovation and alteration of the Premises, reasonable attorneys' fees and any other reasonable costs.

     The "worth at the time of award" of all rental amounts other than that referred to in clause (i) above shall be computed by allowing interest at the rate per annum determined pursuant to Section 16.06 from the date such amounts accrue to Landlord. The worth at the time of award of the amount referred to in clause (i) above shall be computed by discounting such amount at one (I ) percentage point above the discount rate of the Federal Reserve Bank of San Francisco at the time of award.

     (2)Without terminating or effecting a forfeiture of this lease or otherwise relieving Tenant 0 any obligation hereunder in the absence of express written notice of Landlord's election to do so, Landlord may. bu need not, relet the Premises or any portion thereof at any time or from time to time and for such terms and upon such conditions and rental as Landlord in its discretion may deem proper. Whether or not the Premises are relet, Tenant shall pay to Landlord all amounts required by Tenant hereunder up to the date that Landlord terminates Tenant's right to possession of the Premises. Such payments by Tenant shall be due at the times provided in this lease, and Landlord need not wait until the termination of this lease to recover them by legal action or in any other manner If Landlord relets the Premises or any portion thereof, such reletting shall not relieve Tenant of any obligation hereunder, except that Landlord shall apply the rent or other proceeds actually collected by it for such reletting against amounts due from Tenant hereunder to the extent such proceeds compensate Landlord for non-performance of any obligation of Tenant hereunder. Landlord may execute any lease made pursuant hereto in its own name. and the lessee thereunder shall be under no obligation to see to the application by Landlord of any proceeds to Landlord, nor shall Tenant have any right to collect any such proceeds. Landlord shall not by any re-entry or other act be deemed to have accepted any surrender by Tenant of the Premises or Tenant's interest therein. or be deemed to have terminated this lease, or to have relieved Tenant of any obligation hereunder, unless Landlord shall have given Tenant express written notice of Landlord's election to do so as set forth herein.

     (3)Landlord may terminate this lease by express written notice to Tenant of its election to do so. Such termination shall not relieve Tenant of any obligation hereunder which has accrued prior to the date of such termination. In the event of such termination, Landlord shall be entitled to recover from Tenant the amounts determined pursuant to paragraph (I) above.

     (b)Landlord shall be under no obligation to observe or perform any covenant of this lease on its part to be observed or performed which accrues after the date of any default by Tenant hereunder.

     (c)In any action for unlawful detainer commenced by Landlord against Tenant by reason of any default hereunder, the reasonable rental value of the Premises for the period of the unlawful detainer shall be deemed to be the amount of rent and additional rent reserved in this lease for such period, unless Landlord or Tenant shall prove to the contrary' by competent evidence.

     (d)The rights and remedies reserved to Landlord herein, including those not specifically described, shall be cumulative, and except as provided by California statutory law in effect at the time, Landlord may pursue any or all of such rights and remedies, at the same time or otherwise.

     (e)No delay or omission of Landlord to exercise any right or remedy shall be construed as a waiver of any such right or remedy or of any default by Tenant hereunder. The acceptance by Landlord of any rent hereunder shall not be a waiver of any preceding breach or default by Tenant of any provision hereof, other than the failure of Tenant to pay the particular rent accepted, regardless of Landlord's knowledge of such preceding breach or default at the time' of acceptance of such rent, or a waiver of Landlord's right to exercise any remedy available to Landlord by virtue of such breach or default. The acceptance of any payment from a debtor in possession, a trustee, a receiver or any other person acting on behalf of Tenant or Tenant's estate shall not waive or cure a default under Section 13.01(d).

     (f)Tenant hereby waives any right of redemption or relief from forfeiture under Code of Civil Procedure Sections 1174 and 1179, and under any present or future statutes or case decisions to the same effect, in the event Tenant is evicted or Landlord takes possession of the Premises by reason of any default by Tenant hereunder.

DEFAULT BY LANDLORD Section 13.03

     Landlord shall not be deemed to be in default in the performance of any obligation required to be performed by it hereunder unless and until it has failed to perform such obligation within thirty (30) days after written notice by Tenant to Landlord specifying wherein Landlord has failed to perform such obligation; provided, however. that if the nature of Landlord's obligation is such that more than thirty (30) days are required for its performance then Landlord shall not be deemed to be in default if it shall commence such performance within such thirty (30) day period and thereafter diligently prosecute the same to completion. Tenant's remedies for Landlord's default shall be limited to suit or action and shall not extend to withholding or offsetting rent


EXPENSE
OF LITIGTION Section 13.04

     If either party incurs any expense, including reasonable attorneys' fees, in connection with any action or proceeding instituted by either party by reason of any default or alleged default of the other party hereunder, the party prevailing in such action or proceeding shall be entitled to recover its said reasonable expenses from the other party. For purposes of this provision, in any unlawful detainer or other action or proceeding instituted by Landlord based upon any default or alleged default by Tenant hereunder, Landlord shall be deemed the prevailing party if (a) judgment is entered in favor of Landlord or
(b) prior to trial or judgment Tenant shall pay all or any portion of the rent and charges claimed by Landlord, eliminate the condition(s), cease the act(s) or otherwise cure the omission(s) claimed by Landlord to constitute a default by Tenant hereunder.


HOLDING OVER   Section 13.05

     If Tenant or anyone claiming under Tenant shall remain in possession of the Premises or any part thereof after expiration of the lease term or earlier termination thereof without any agreement in writing between Landlord and Tenant with respect thereto, Tenant shall (a) occupy upon all of the terms and conditions of this lease except that the monthly Minimum Rent due from Tenant shall be three hundred percent (300%) of the monthly Minimum Rent in effect at end of the term, (b) pay all damages Lined by Landlord by reason of such retention and (c) indemnify, defined, and hold landlord harmless from and against any loss or liability resulting from such holding over. If Landlord so notifies Tenant in writing, such holding over shall constitute a renewal of this lease for a one year term: otherwise Landlord's acceptance of rent shall create only a month-to-month tenancy in either case upon the terms set forth in this Section. Any such month-to-month tenancy shall be terminable at the end of any calendar month by either party by written notice to the other party given not less than ten (10) days prior to the end of such month. Nothing contained in this Section shall be deemed or construed to waive Landlord's right of reentry or any other right of Landlord hereunder or at law.

LANDLORD'S RIGHTS   Section 13.06

     All covenants and agreements to be performed by Tenant under this lease shall be performed by Tenant at Tenant's sole cost and expense and without any abatement of rent. If Tenant fails to pay any sum of money, other than rent, required to be paid by it or fails to perform any other act on its part to be performed, and such failure continues beyond any applicable grace period set forth in the Article providing for such obligation (or if no grace period is set forth in such Article, then the applicable grace period pursuant to this Article), then in addition to any other remedies provided herein Landlord may, but shall not be obligated so to do, without waiving or releasing Tenant from any obligations of Tenant, make any such payment or perform any such other act on Tenant's part, including the removal of any offending signs. Landlord's election to make any such payment or perform any such act on Tenant's pan shall not give rise to any responsibility of Landlord to continue making the same or similar payments or performing the same or similar acts. Tenant shall, within ten (10) days after written demand therefor by Landlord, reimburse Landlord for all sums so paid by Landlord and all necessary incidental costs, together with interest thereon at the rate determined under Section 16.06, accruing from the date of such payment by Landlord and the late performance charge provided therein: and Landlord shall have the same rights and remedies in the event of failure by Tenant to pay such amounts as Landlord would have in the event of a default by Tenant in payment of rent.

TRIAL WITHOUT JURY  Section 13.07

     LANDLORD AND Tenant EACH ACKNOWLEDGES THAT IT HAS HAD THE ADVICE OF COUNSEL OF ITS CHOICE WITH RESPECT TO ITS RIGHTS TO TRIAL BY JURY UNDER THE
CONSTITUTIONS OF THE UNITED STATES AND THE STATE OF CALIFORNIA. EACH PARTY EXPRESSLY AND KNOWINGLY WAIVES AND RELEASES ALL SUCH RIGHTS TO TRIAL BY JURY IN ANY ACTION, PROCEEDING, OR COUNTERCLAIM BROUGHT BY EITHER PARTY AGAINST THE OTHER ON ANY MATTERS ARISING~F OR IN ANY WAY CONNECTED WITH THIS LEASE, TENANT'S USE OCCUPANCY OF THE PREMISES, AND/OR ANY CLAIM F0R INJURY OR DAMAGE.


                                   ARTICLE XIV
                                  COMMON AREAS

DEFINITION     Section 14.01

     All areas within the exterior boundaries of the Center which are not now or hereafter held for exclusive use by Landlord or by other persons entitled to occupy floor space in the Center, including, without limiting the generality~ of the foregoing, parking areas and structures, driveways, truck ways, delivery passages, elevators and escalators, loading docks, sidewalks, ramps, open and enclosed courts and malls, landscaped and planted areas, exterior stairways, bus stops, retaining walls, restrooms not located within the premises of any tenant, and other areas and improvements provided by Landlord for the common use of Landlord and tenants and their respective employees and invitees, shall be deemed "common areas." Landlord may make changes at any time and from time to time in the size, shape, location, number and extent of the common areas or any of them, and no such change shall entitle Tenant to any abatement of rent.

USE            Section 14.02

     Tenant and its employees and invitees shall be entitled to use the common areas during the lease term, in common with Landlord and with other persons authorized by Landlord from time to time to use such areas, subject to such reasonable rules and regulations relating to such use as Landlord may from time to time establish.


CONTROL BY LANDLORD Section 14.03

     (a) Landlord shall operate, manage, equip, police, light. repair, clean, and maintain the common areas in such manner as Landlord may in its sole discretion determine to be appropriate. Landlord may temporarily close any common area for repairs or alterations, to prevent a dedication thereof or the accrual of prescriptive rights therein. or for any other reason deemed sufficient by Landlord.

     (b)Landlord shall at all times during the term of this lease have the sole and exclusive control of the automobile parking areas, driveways, entrances and exits and the sidewalks and pedestrian passageways and other common areas, and may at any time and from time to time during the term hereof restrain any use or occupancy thereof except as authorized by the rules and regulations for the use of such areas established by Landlord from time to time. Without limiting the generality of the foregoing, Landlord may operate or cause to be operated a valet parking service for Center customers in one or more locations in the Center selected by Landlord, and the cost of such service shall be a common area cost pursuant to Section 14.04. The rights of Tenant in and to the common areas shall at all times be subject 0 the rights of Landlord. the other tenants of Landlord and the other owners of stores in the Center to use the same in common with Tenant, and Tenant shall keep said areas free and clear of any obstructions created or permitted by Tenant or resulting from Tenant's operation. If in the opinion of Landlord unauthorized persons are using any of said areas by reason of the presence of Tenant in the Center, Tenant, upon demand of Landlord, shall restrain such unauthorized use by appropriate proceedings. Nothing herein shall affect the right of Landlord at any time to remove any such unauthorized person from the common areas or to prohibit the use of any of said areas by unauthorized persons.

     (c)Tenant and its employees shall park their vehicles only in such parking areas as are from time to time designated for that purpose by Landlord. and Landlord may change such designated areas at any time upon written notice to Tenant. The areas designated for employee parking may be located on the highest or lowest level of the Center parking structure and in those portions of the Center most distant from the store buildings. Tenant shall furnish Landlord with a list of its and its employees' vehicle license numbers within fifteen (15) days after taking possession of the Premises and Tenant shall thereafter notify Landlord of any change in such list within five (5) days after such change occurs. Tenant agrees to assume responsibility for compliance by its employees with the~~parking provisions contained herein. If Tenant or its employees park in other than such designated parking areas, then Landlord may charge Tenant. as an additional charge. Twenty Dollars ($20.00) per day for each day or partial day each such vehicle is parked in any part of the common areas other than that designated. Tenant acknowledges that Landlord may tow away from the Center any vehicle belonging to Tenant or Tenant's employees parked in violation of these provisions. and/or to attach violation stickers or notices to such vehicle. All costs of such towing will be charged to Tenant or the employee who owns the towed vehicle and must be paid prior to the release of the vehicle to its owner.

     Without limiting the generality of the foregoing, Landlord shall have the right during the Christmas shopping period (Thanksgiving day through December
31) to locate off-site parking at any location within two (2) miles of the Center. to designate such off-site area as parking for Tenant's employees and to require Tenant's employees to shuttle-bus from such off-site parking areas to the Center. If Landlord elects to use such off-site employee parking. Tenant shall (i) park and require Tenant's employees to park in such off-site parking areas and use Landlord's shuttle buses for travel to and from the Center and
(ii) pay to Landlord, as additional rent, Tenant's proportionate share of Landlord's costs incurred in using such off-site areas and providing shuttle bus service to the Center plus an amount equal to fifteen percent (15%) of such costs to cover Landlord's overhead and administrative expenses incurred in providing such service. Tenant's proportionate share of such costs shall be determined in the manner specified in Section 14.05(a) and may be billed to Tenant either in monthly installments or a single lump sum.

     (d)In the event Landlord elects or is required to limit or control parking by customers or invitees of the Center, whether by validation of parking tickets or any method of assessment, or any program for free or reduced cost transportation, Tenant agrees to participate in such validation. assessment or transportation program under such reasonable rules and regulations as are from time to time established by Landlord with respect thereto.

COMMON AREA COSTS        Section 14.04

     Tenant shall pay to Landlord. as additional rent in the manner and at the time provided below, Tenant's proportionate share, as defined below, of all costs and expenses incurred by Landlord in the operation, repair and maintenance of the common areas during the term of this lease, including real property taxes assessed against the Center, Landlord's expenses pursuant to Section 7.01 and, if the Premises are used for other than the preparation of food, the cost of all water and sewer service which is not separately metered to individual Center tenants. Such costs and expenses shall include, without limiting the generality of the foregoing, utility costs (including costs and fees charged to Landlord in connection with membership in energy conservation associations and, as to tenants whose use of their Premises is other than for preparation of food, the cost of all water and sewer service which is not separately metered to individual Center tenants), gardening, landscaping, repaving. cost of public liability. property damage, vandalism, malicious mischief and other insurance, real property taxes (as defined in Section 5.02), personal property taxes and vehicle taxes and fees, repairs (including repair and maintenance pursuant to
Section 7.01), painting. lighting, cleaning, trash removal, depreciation of equipment, security. fire protection, and similar items, together with Landlord's cost of purchasing. installing and removing seasonal decorations at the Center, the cost of providing a management office at the Center and the cost of providing a manager and support staff to operate such office and the Center, and an amount equal to fifteen percent (15%) of all such costs and expenses to cover Landlord's indirect administrative and overhead expense. Such costs and expenses shall not include any allowance for depreciation of common area improvements. or any costs or expenses attributable to the ventilating and air conditioning of the Enclosed .11, but shall include all charges, surcharge and other levies of whatsoever nature imposed by, and all costs (whether or not capital in nature) of compliance with the requirements of, any federal. state or local governmental agency regulating the environmental, health and safety aspects of the Center and all costs, as reasonably amortized by Landlord with interest at the rate determined pursuant to Section 16.06, of any capital improvement which is reasonably calculated to reduce common area costs.


PROPORTIONATE PAYMENT  Section 14.05

     (a)Tenant's proportionate share of such common area costs shall be that portion thereof which the floor area of the Premises bears to the floor area of the premises from time to time leased and occupied by tenants in the Center (other than the Robinson's and Broadway buildings). Tenant's proportionate share shall be based upon the common area costs remaining after the deduction of costs paid directly by the owners or tenants of the Robinson's and Broadway buildings.

     (b)Prior to April 1 of each lease year, Landlord shall give Tenant a written estimate of Tenant's proportionate share of such common area costs (after taking into account the contributions referred to in (a) above) for the ensuing fiscal year ending March 31. Tenant shall pay such estimated amount to Landlord in equal monthly installments, in advance. In the event that actual common area costs experienced during any fiscal year shall be greater or lesser than the estimates used by Landlord for calculating Tenant's monthly installments, Landlord may revise its estimates and Tenant's monthly installments thereof Any changes to Tenant's monthly installment payments shall be effective with the first full calendar month following Tenant's receipt of notice from Landlord setting forth such revisions. Within ninety (90) days after the end of each such fiscal year, Landlord shall furnish to Tenant a statement showing in reasonable detail the costs and expenses incurred by Landlord for the operation and maintenance of the common areas (taking into account the contributions referred to in (a) above) during such fiscal year. and the parties shall make any adjustment necessary to place Tenant's proportionate share on a fiscal year basis. Any additional amount due from Tenant shall be paid by Tenant to Landlord within ten (10) days after the date of Tenant's receipt of Landlord's invoice therefor. Any amount due Tenant shall be credited against installments next coming due under this Section.


                                   ARTICLE XV
                         SIGNS, LIGHTING AND ADVERTISING

PROHIBITED ACTIVITIES    Section 15.01

     Tenant shall not, without Landlord's prior written consent, do any of the following:

     (a)Install or affix to the exterior of the Premises any lighting or plumbing fixtures, shades, awnings, or exterior decorations (including exterior painting).

     (b) Install or affix to the exterior doors or windows of the Premises or within four feet of such doors and windows and visible therefrom, any signs. lettering, placards, sign easels or the like. In no event shall such signs, lettering and placards exceed four (4) square feet in size.

     (c) Display or sell merchand ise in, or otherwise obstruct, any area outside of the Premises.

     (d) Cause or permit to be used any advertisin g materials or methods which are objectionable to Landlord or which intrude upon the premises of other tenants of the Center, including, without limiting the generality of the foregoing, loudspeakers, phonographs, radios, television, mechanical or moving display devices,~unusually bright or flashing lights and similar devices the effect of which may be seen, heard or otherwise experienced outside the Premises.

     (e)Solicit business in the parking or other common areas, distribute any hand bills or other advertising matter in the parking area or in other common areas or utilize any truck or other vehicle signs.

     (f)Use any sign or advertising material that is not of professional quality. For the purpose of this Article, the term "exterior" shall include exposures on the Enclosed Mall. No signs. lighting or advertising shall be permitted on any portion of the Premises which is exposed to the parking areas. Landlord may. without notice, remove any materials which violate the provisions of this Section, and the cost of such removal shall be additional rent payable by Tenant upon demand. Approval or disapproval of items pursuant to clauses (a),
(b). (d) and (f) above shall be based upon the sign criteria for the Center, a copy of which is attached as Exhibit "H."

MAINTENANCE  Section 15.02

     Tenant shall at all times maintain its show windows, signs and store front entrance floor in a neat, clean and orderly condition. If, as to any such sign. show window or entrance door located on an exposure to the Enclosed Mall or the parking areas, Tenant shall fail to do so within two (2) days after receipt of written notice from Landlord, Landlord may repair, clean or maintain such exterior sign, show window or entrance door and the cost thereof shall be payable by Tenant to Landlord upon demand as additional rent.


LIGHTING DISPLAY     Section 15.03
WINDOW

     Tenant shall keep its display windows well lighted during all operating hours of Tenant and until such reasonable time as may be fixed from time to time by Landlord for all of the tenants in the Center, unless prevented by causes beyond Tenant's reasonable control.

ADVERTISED NAME AND ADDRESS  Section 15.04

     Tenant shall use as its advertised business address the words "South Coast Plaza." Tenant shall not use the words "South Coast Plaza" for any purpose other than as the address of the business to be conducted by Tenant in the Premises, and Tenant shall not acquire any property right in or to any name which contains said word combination as a pan thereof Any permitted use by Tenant of the words "South Coast Plaza" during the term of this lease shall not permit Tenant to use, and Tenant shall not use, such words either after the termination of this lease or at any other location.


ADVERTISING EXPENDITURES      Section 15.05   See Addendum

     (a)Tenant shall spend each lease year an amount equal to not less than two percent (2%) or its gross sales for such lease year on advertising its South Coast Plaza location in or for magazines, newspapers, radio, television, direct mail advertising or other measured media providing advertising external to the Center and selected by Tenant, but providing for distribution or dissemination within the primary trade area of the Center For this purpose and for the purpose of subsection (c), the primary trade area of the Center shall be the prohibited area described in Section 6.03 (without reference to any typed or interlineated changes to such Section).

     (b) Tenant shall furnish to Landlord, together with the annual statement furnished under Section 4.02 (b), a statement showing the amounts spent by Tenant on advertising its South Coast Plaza location as above provided during the preceding lease year. In the event it shall appear from such statement or from an audit of such statement that Tenant has expended for such advertising less than the required two percent (2%) of gross sales as herein provided. Tenant shall pay the difference between the amount actually expended for such advertising and two percent (2%) of Tenant's gross sales for such lease year to the promotional fund provided for in Section 16.15 within thirty (30) day's After demand is made therefor by Landlord.

     (c)In addition to Tenant's annual advertising requirement set forth in this Section, Tenant shall expend on advertising appearing during the period from thirty (30) days prior to thirty (30) days subsequent to the date on which Tenant opens the Premises for business an amount equal to two (2) months initial Minimum Rent. Such expenditures shall be limited to advertisements promoting the opening of the Premises, any such media shall be as selected by Tenant and any such media shall be distributed or disseminated in the primary trade area of the Center. The first statement submitted by Tenant pursuant to subsection (b) above shall separately set forth the amount expended by Tenant pursuant to this subsection (c), and if Tenant shall fail to spend the amount required by this subsection. then Tenant shall pay the difference between the amount required to be spent hereunder and the amount actually spent by Tenant to the promotional fund provided for in Section 16.15 within thirty (30) days after demand is made therefor by Landlord.

USE OF
PRIVATE CREDIT CARD Section 15.06 See Addendum

     Landlord has made arrangements with a financial institution (the "Bank") for the Bank to establish and maintain a private credit card program pursuant to which cardholders may charge purchases from participating merchants at the Center (the "Program "). Within thirty (30) days after the delivery of a fully executed copy of this lease to Tenant, Tenant shall complete. and deliver to the Bank an applicatio n to become a participant in the Program. Subject to acceptance by the Bank of such application, Tenant shall become and shall at all times during the term of this lease remain a participating merchant in the Program. Tenant shall comply with all requirements established, from time to time, by the Bank for merchants participating in the Program. Tenant shall, subject to requirements established by the Bank with respect thereto, accept credit card charges from Program cardholders at the Premises and shall not accept such charges at any other location of Tenant. Nothing contained herein shall constitute a representation by Landlord that the Bank will accept Tenant's application or will continue the Program or Tenant's participation therein for any period of time. Tenant acknowledges that the Program is owned and controlled solely by the Bank and that Landlord has no financial interest therein or control thereof.

CATALOG ADVERTISING Section 15.07  See Addendum

         Tenant shall  purchase  advertisements  of its location in the Premises
(only) in each of the two (2) seasonal brochures (Christmas and Spring) prepared and disseminated annually through the promotional fund. The size of such advertisements shall be as selected by Tenant and the costs thereof shall be established by Landlord. Nothing herein shall require Landlord to continue the preparation and distribution of such seasonal brochures.

SIGNS ON EXTERIOR FASCIA      Section  15.08

     Tenant acknowledges that it has been advised by Landlord that the sign criteria for the Center and the ordinances of the City of Costa Mesa substantially restrict signs on the exterior fascia of the Center (i.e., the exterior of Center common areas). Accordingly, Tenant acknowledges that Landlord has informed Tenant that Tenant may not place any sign on the exterior of the Center and Tenant agrees to comply with such restriction. Nothing contained herein, however, shall be deemed or construed to preclude Tenant's signs (in conformity with the provisions of Exhibits "C," "E" and "H" hereto) on the exterior of the Premises fronting onto the Enclosed Mall.

                                   ARTICLE XVI
                                  MISCELLANEOUS

OFFSET STATEMENT    Section 16.01

     (a) Tenant shall a: any time and from time to time upon not less than twenty (20) days' prior written notice from Landlord execute, acknowle dge and deliver to Landlord a statement in writing (i) certifying that this lease is unmodifie d and in full force and effect (or, if modified, stating the nature of such modification and certifying that this lease, as so modified. is in full force and effect) and the dates to which the Minimum Rent and additional rent are paid in advance. if any, (ii) acknowledging that there are not, to Tenant's knowledge, any uncured defaults on the part of Landlord hereunder, or specifying such defaults if any are claimed and (iii) acknowledging (if true) the accuracy of such other facts as are included in such statement by Landlord. Any such statement may be relied upon by any prospective purchaser or encumbrancer of the Premises or of all or any portion of the real property of which the Premises are a pan.

     (b) Tenant's failure to deliver such statement within such time shall be conclusive upon Tenant (i) that this lease is in full force and effect, without modification except as may be represented by Landlord, (ii) that there are no uncured defaults in Landlord's performance, (iii) that not more than one month's Minimum Rent has been paid in advance and (iv) that any other statements of fact included by Landlord in the statement are correct.

     (c) Tenant shall be liable for all loss, cost or expense resulting from the failure of any sale or funding of any loan caused by any material misstatement contained in any estoppel certificate supplied by Tenant. Tenant irrevocably appoints Landlord as attorney-in-fact for Tenant with full power and authority to execute and deliver in the name of Tenant any estoppel certificate if Tenant fails to deliver the same within such twenty (20) day period, and such certificate, as signed by Landlord, shall be binding on Tenant.


LANDLORD'S RIGHT OF ACCESS    Section 16.02

     Landlord and its agents shall have the right (a) to enter the Premises at all reasonable times for the purpose of examining or inspecting the same to ascertain if they are in good repair, making such alterations, repairs, improvements or additions to the Premises as Landlord may be required or permitted to make hereunder, exhibiting the same to prospective purchasers and lenders and posting notices which Landlord may deem necessary for its protection and (b) at any time in an emergency. During the six (6) months prior to the end of the term of this lease (and during any period during which Tenant is holding over with or without the consent of Landlord), Landlord may post the usual "for rent" or "for lease" signs. Tenant shall not disturb such signs and shall cooperate with Landlord in exhibiting the Premises to prospective tenants. Access by Landlord hereunder shall not, under the circumstances, unreasonably interfere with Tenant's use and enjoyment of the Premises, and Tenant waives any claim for damages for any injury or inconvenience to or interference with Tenant's business, occupancy~' or quiet enjoyment arising out of any permitted entry by Landlord. Tenant acknowledges that Landlord shall not retain a key to the Premises and may, in any emergency~' enter the Premises in any manner which Landlord reasonably determines to be necessary, without liability therefor to Tenant. No entry by Landlord pursuant to this Section shall be deemed to constitute an eviction of Tenant or a forcible detainer of the Premises.


TRANSFER OF LANDLORD'S INTEREST    Section 16.03

     In the event of any transfer or transfers of Landlord's interest in the Premises, the transferor shall be automatically relieved of any and all obligations and liabilities on the part of Landlord accruing from and after the date of such transfer.

FLOOR AREA     Section 2.02.

     "Floor Area" as used in this lease means, with respect to the Premises and with respect to each store separately leased. the aggregate of (a) the number of square feet of floor space on all floor levels, including mezzanines, measured from the center line of party walls between tenant areas and the exterior face of all other walls, and (b) all outside selling areas used for the sale of merchandise by tenants. No deduction or exclusion from Floor Area shall be made by reason of columns, stairs, elevators, escalators, or other interior construction or equipment. Landlord may, at any time and from time to time, make changes or additions to the Center which result in an increase or decrease in the aggregate Floor Area occupied or designed for occupancy by tenants of the Center; provided, that. except as provided herein, no such change or addition shall increase or decrease the Floor Area of the Premises without Tenant's prior consent.

     Landlord shall, upon completion of tenant's Work, cause the Premises to be remeasured by Landlord's architect in accordance with the provisions of this Section and shall include the Floor Area of the Premises as so determined in the supplemental agreement as to the Rent Commencement Date provided for in In the event that the Floor Area of t~ "remises as so determined is greater or le~
- than mat set forth in the applicable Fundamental Lease Provision, Landlord shall, effective as of the Rent Commencement Date, adjust the monthly Minimum Rent (based upon the per square root rate set forth in the applicable Fundamental Lease Provision) and all item~. of additional rent based upon Floor Area (based upon the applicable charge rates in effect at the Rent Commencement
Date), and shall supply to Tenant a statement setting forth, in reasonable detail, such adjustments. Subsequent to the Rent Commencement Date, Tenant shall pay monthly Minimum Rent based upon such adjusted Floor Area and all items of additional rent based upon Floor Area in the adjusted amounts set forth in such statement.

DEPOSITS FINANCIAL STATEMENTS

     (a) Tenant has deposited with Landlord the sum specified in the applicable Fundamenta l Lease Provision as security for the full and faithful performance of every provision of this lease to be performed by Tenant. If tenant defaults with respect to any provisions of this lease, including but not limited to the provisions relating to the payment of rent, Landlord may use, apply or retain all or any part of this security deposit for the payment of any rent or other sum in default, or for the payment of any other amount which Landlord may spend or become obligated to spend. by reason of Tenant's default, or to compensate Landlord for any other loss or damage which Landlord may suffer by reason of Tenant's default. If any portion of said deposit is so used or applied, Tenant shall within five(S) days after receipt of written demand therefor deposit cash with Landlord in an amount sufficient to restore the security deposit to its original amount and Tenant's failure to do so shall be a material breach of this lease. Landlord shall not be required to keep this security deposit separate from its general funds, and Tenant shall not be entitled to interest on such deposit. If Tenant shall fully and faithfully perform every provision of this lease to be performed by it, the security deposit shall be applied against any amounts owed by Tenant to Landlord at the expiration or termination of this Lease and any balance thereof shall be returned to Tenant (or at Landlord's option, to the last assignee of Tenant's interest hereunder) within the time specified in Civil Code Section 1950.7.

     (b) Tenant shall, prior to or upon its execution and delivery of this lease to Landlord, provide to Landlord current financial statements consisting of at least (a) a balance sheet of Tenant as of a date within ninety (90) days prior to Tenant's execution of this lease%t, (b) an income or profit and loss statement of tenant for its last full fiscal year and (c) if Tenant's last full fiscal year ends more than ninety (90) days prior to the date of Tenant's execution. of this lease, a profit and loss statement for the period from the end of such last full fiscal year to a date within ninety (90) days prior to the date of Tenant's execution of this lease. If such financial statements are audited or reviewed by an independent public accountant, such financial statements shall be accompanied by the letter or certificate of such accountant. Otherwise. such financial statements shall be accompanied by a certificate executed by Tenant or Tenant's chief financial officer certifying as to the accuracy and completeness of such financial statements.

     (c) Tenant has deposited with Landlord the sum specified in the applicable Fundamental Lease Provision as an opening deposit (the "Opening Deposit"). If Tenant shall not then be in default under any of the terms or conditions of this lease, the Opening Deposit, less any portion thereof applied or retained by Landlord as provided herein.. shall be returned without interest to Tenant within thirty (30) days after Tenant opens the Premises for business. Landlord shall have the right to retain a portion of the Opening Deposit as liquidated damages as follows: (i) fifteen percent (15%) of the Opening Deposit if Tenant fails to schedule the preliminary design meeting (the "PDM") within the time period provided in Section 17.02(a) or, after scheduling the PDM, fails to attend the same; (ii) twenty percent (20%) of the Opening Deposit if Tenant fails to deliver to Landlord the preliminary plans required by Section 17.03(a) within thirty (30) days after the PDM; (iii) twenty percent (20%) of the Opening Deposit if Tenant fails to deliver to Landlord the working drawings required by
Section 17.03(b) within thirty (30) days after approval of the preliminary plans: and (iv) forty-five percent (45%) of the Opening Deposit If tenant fails to open the Premises for business on or before the Rent Commencement Date specified in the~~applicable Fundamental Lease Provision.

     Landlord shall also have the right to apply the Opening Deposit, or any portion thereof, against any amounts due from Tenant to Landlord hereunder. Tenant's payment of the Opening Deposit shall not limit Tenant's obligations hereunder. Landlord's retention of the Opening Deposit, or any portion thereof, as liquidated damages shall not, in and of itself, be deemed a termination of this lease by Landlord. Tenant's failure to meet any date provided for in this subsection shall also be deemed an event of default by Tenant hereunder entitling Landlord to exercise all remedies available to a landlord against a defaulting tenant pursuant to a written lease, including but not limited to those set forth in Article XIII of this lease.

LATE PAYMENTS AND DELIVERIES  Section 16.06 See Addendum

     (a) Any amount due from Tenant to Landlord hereunder which is not paid to Landlord when due shall bear interest at the maximum rate of interest then permitted by the applicable usury law, accruing from the date due until the same is fully paid. Payment of such interest shall not excuse or cure any default by Tenant pursuant to this Lease.

     (b) TENANT ACKNOWLEDGES THAT THE LATE PAYMENT BY TENANT TO LANDLORD OF RENT AND OTHER SUMS DUE HEREUNDER AND THE FAILURE TO DELIVER ON TIME GROSS SALES REPORTS AND OTHER ITEMS REQUIRED TO BE DELIVERED WILL CAUSE LANDLORD TO INCUR COSTS NOT CONTEMPLATED BY THIS LEASE, THE EXACT AMOUNT OF WHICH WILL BE EXTREMELY DIFFICULT TOP ASCERTAIN SUCH COSTS MAY INCLUDE, BUT ARE NOT LIMITED TO ADMINISTRATIVE. PROC SING AND ACCOUNTING CHARGES ND LATE CHARGES WHICH MAY BE IMPOSED ON LANDLORD BY THE TERMS OF ANY ENCUMBRANCE COVERING THE PREMISES. ACCORDINGLY, IF ANY SUM DUE FROM TENANT, ANY GROSS SALES REPORT DUE FROM TENANT OR ANY OTHER ITEM DUE FROM TENANT HEREUNDER SHALL NOT HE RECEIVED BY LANDLORD OR LANDLORD'S DESIGNEE WITHIN FIVE (5) DAYS AFTER THE DATE DUE, TENANT SHALL PAY TO LANDLORD, IN ADDITION TO ANY INTEREST ON DELINQUENT AMOUNTS PROVIDED.:ABOVE, A LATE CHARGE EQUAL TO THE GREATER OF TWO PERCENT (2%) OF THE DELINQUENT AMOUNT OR (pound)100.00, AS LIQUIDATED DAMAGES. THE PARTIES AGREE THAT SUCH LATE CHARGE REPRESENTS A FAIR AND REASONABLE ESTIMATE OF THE COST LANDLORD WILL INCUR BY REASON OF LATE PAYMENT OR LATE DELIVERY BY TENANT. ACCEPTANCE OF SUCH LATE CHARGE SHALL NOT CONSTITUTE A WAIVER OF TENANT'S DEFAULT WITH RESPECT TO SUCH OVERDUE AMOUNT OR OTHER ITEM. NOR PREVENT L LORD FROM EXERCISING ANY OTHER RIGHTS AND REMEDIES GRANTED HEREUNDER Y LAW TO LANDLORD~~ Landlord's Initials Tenant's Initials

     (c) If Tenant shall, during any six (6) month period, be more than ten (10) days delinquent in the payment of any rent or other amount payable by Tenant hereunder on three (3) or more occasions then, notwithstanding anything herein to the contrary, Landlord may, by written notice to Tenant, elect to require Tenant to pay all Minimum Rent and additional rent payable hereunder quarterly in advance. Such right of Landlord shall be in addition to and not in lieu of any other right or remedy available to Landlord hereunder or at law on account of Tenant's default hereunder.

SEPARABILITY   Section 16.07

     Any provision of this lease which shall prove to be invalid, void or illegal shall in no way affect, impair or invalidate any other provision hereof and such remaining provisions shall remain in full force and effect. Section 16.07

TIME OF ESSENCE     Section  16.08

     Time is of the essence with respect to the performance of every provision of this lease in which time of performance is a factor.

HEADINGS       Section 16.09

     The  article  and  section  captions   contained  in  this  lease  are  for
convenience   only  and  shall  not  be  considered  in  the   construction   or
interpretation of any provision hereof

INCORPORATION or PRIOR AGREEMENTS: AMENDMENTS     Section 16.10

     This lease and the exhibits hereto cover in full each and every' agreement of every kind or nature whatsoever between the parties hereto concerning the Premises and the Center, and all preliminary negotiations and agreements of whatsoever kind with respect to the Premises or the Center, except those contained herein, are superseded and of no further force or effect. No person, firm or corporation has at any time had any authority~' from Landlord to make any representations or promises on behalf of Landlord, and Tenant expressly agrees that if any such representations or promises have been made by Landlord or others, Tenant hereby waives all right to rely thereon. No verbal agreement or implied covenant shall be held to vary the provisions hereof, any statute, law, or custom to the contrary notwithstanding. No provision of this lease may be amended or added to except by an agreement in writing signed by the parties hereto or their respective successors in interest. No employee or agent of Landlord shall have authority. by letter, memorandum or other written communication, to amend, vary or delete any provision of this lease or any exhibit hereto, unless such written instrument bears the signature of Landlord's managing general partner.

NOTICES        Section 16.11

     Any notice, consent or approval ("Notice") required or permitted to be given hereunder shall be in writing and may be served personally or by mail; if served by mail it shall be addressed as specified in the applicable Fundamental Lease Provision. Any notice to Tenant may, after Tenant opens the Premises for business, be sent instead to it at the Premises. Any notice which is personally served shall be effective upon service; any notice given by mail shall be deemed effectively given, if deposited in the United States mail in the State of
California, registered or certified with return receipt requested, postage prepaid and addressed to the Premises (for Tenant) or as specified in the applicable Basic Lease Provision, on the date of receipt, refusal or non-delivery indicated on the return receipt. Provided, however. that in the event of a postal strike. the parties shall use telex, telegram or other method of notice reasonably calculated to assure delivery. Either party may by written notice to the other from time to time specify a different address for notice purposes.

BROKERS        Section 16.12

     Tenant warrants that it has had no dealings with any real estate broker or agent in connection with the negotiation of this lease. except as specifically stated to the contrary in the applicable Fundamental Lease Provision, and expressly agrees and~ covenants to hold Landlord harmless and to defend Landlord from any claims, threatened or asserted, by any broker, finder or agent claiming under or through Tenant in connection with the negotiation and execution of this lease. Any broker or finder specified in the applicable Fundamental Lease Provision shall be paid by Landlord but only in such amount(s) and at such time(s) as shall be agreed upon in writing by Landlord and such broker or finder. Payment of any broker or finder claiming through Tenant shall, except as set forth in the immediately preceding sentence. be the sole responsibility of Tenant.

WAIVERS        Section 16.13

     No waiver of any provision hereof shall be deemed a waiver of any other provision hereof. Consent to or approval of any act by one of the parties hereto shall not be deemed to render unnecessary the obtaining of such party's consent to or approval of any subsequent act. Failure of Landlord to take any action or send any notice to Tenant shall not be deemed a waiver by Landlord of any failure by Tenant to timely and properly exercise an option granted to Tenant pursuant to this lease or any amendment hereto. Any such option which is not exercised within the time and in the manner specified for exercise shall automatically lapse without requirement of any action by Landlord.

RECORDING      Section 16.14

     Tenant shall not record this lease without the prior written consent of Landlord. Tenant, upon the request of Landlord, shall execute, acknowledge and deliver a "short form" memorandum of this lease for recording purposes.


PROMOTIONAL FUND         Section 16.15

     (a) Landlord shall establish an advertising and promotional fund (the "Fund") to furnish and maintain professional group advertising, sales promotions and other activities for the promotion and benefit of all contributing tenants of the Shopping Center.

     (b) Tenant shall contribute to the Fund an annual amount per square foot of Floor Area as specified in the applicable Fundamental Lease Provision, but in any event not less than $1,000. Tenant's contributions to the Fund shall be Additional Rent pursuant to this lease, and failure of Tenant to pay any required contribution to the Fund as and when due shall be deemed a default under this lease entitling Landlord to exercise all remedies available to a landlord against a defaulting tenant, including those set forth in Article XIII hereof. Such contribution shall be payable in equal monthly installments in advance at the same times as Minimum Rent payments are due.

     (c) Tenant's initial contribution may be adjusted at the end of any lease year after Tenant first becomes obligated to contribute to the Fund to reflect any change in the cost of operating the Fund. The adjustment shall be calculated using a percentage equal to the percentage increase in the electronic, print and outdoor advertising rates of the media used for advertising and promotions during the just ended lease year in the media market in which the Center is located. In no event shall Tenant's required annual contribution to the Fund after any such adjustment be less than Tenant's required annual contribution immediately prior to such adjustment, and in no event shall Tenant's required annual contribution after any such adjustment exceed 110% of Tenant's required annual contribution immediately prior to such adjustment, notwithstanding increases or decreases in the cost of such media advertising as of any adjustment date which would justify a larger increase or a decrease in Tenant's required annual contribution. For the purposes of each adjustment pursuant to this subsection, the lease year ending on the relevant adjustment date shall be the comparison year and the immediately prior lease year shall be the base year for purposes of comparing media costs.

     (d) Landlord agrees to contribute to the Fund each lease year an amount equal to twenty-five percent (25%) of the aggregate contributions of tenants of the Center to the Fund, provided that Landlord's contribution to the Fund for any lease year shall not exceed $16,000.

     (e) Landlord shall have the exclusive right to hire a promotional director, secretary and other personnel who, in Landlord's sole judgment, are required to carry out the purposes of the Fund. MI such personnel shall be under the exclusive control and supervision of Landlord, who shall have the sole authority and responsibility to hire and discharge such personnel and to determine their compensation and benefits. Landlord shall have the sole authority to direct the performance by such personnel of their activities, including but not limited to, placement of advertising, scheduling of promotional events and attendance at trade or industry conventions.

     (f) Landlord shall have the right to select a committee, composed of a representative of Landlord and not more than four (4) representatives of tenants at the Center, to render advice to Landlord in connection with promotional and advertising activities conducted through the Fund. MI such committee members shall be selected to and shall serve at the pleasure of landlord. The sole function of such committee shall be to render advice when and ii required by Landlord. and such committee shall have no approval or consent rights with respect to Landlord'! decisions concerning the use of the Fund. Tenant agrees to serve or to cause its manager to serve as a member of such committee if so requested by Landlord.

     (g) Nothing contained herein shall require Landlord to spend more in any lease year in operating the Fund than Landlord collects from tenant contributions to the Fund plus Landlord's contribution specified above. Landlord may charge all costs and expenses or operating the Fund in any lease year against the budget therefor. Said costs and expenses may include without limitation the following.

     (i)the services of a promotional director and all staff and outside consultants (including professional marketing service organizations) deemed necessary by Landlord to carry out effectively the purposes of the Fund, including without limitation all payroll, payroll taxes and employee benefits of any such director and staff:

     (ii)such reasonable amount of space within the Center or elsewhere as may be necessary to operate the Fund, the rental therefor to be comparable to the rentals for similarly sized tenant spaces in the Center;

     (iii) all actual costs incurred in advertising and promoting the Center, including without limitation radio, newspaper, television. direct and indirect costs of services, artwork, copy, printing, paper, stationery and supplies: and

     (iv) such office equipment, utilities and telephones as may be deemed necessary by the promotional director

     (h)In addition to Tenant's annual contributions to the Fund, Tenant shall also pay to Landlord upon execution of this lease an initial advertising charge in an amount equal to Tenant's initial annual contribution to the Fund. Such initial advertising charge shall be used by Landlord for advertising and promotional activities with respect to the opening of the Center.


LIENS     Section 16.16

     Tenant shall do all things reasonably necessary to prevent the filing of any mechanics' or other liens against the Center or any part thereof by reason of work, labor, services or materials supplied or claimed to have been supplied to Tenant, or anyone holding the Premises, or any pan thereof, through or under Tenant. If any such lien shall at any time be filed against the Center, Tenant shall either cause the same to be discharged of record within twenty (20) days after the date of filing of the same or, if Tenant in Tenant's discretion and in good faith determines that such lien should be contested, shall furnish such security as may be necessary or required to (i) prevent any foreclosure proceedings against the Center during the pendency of such contest, and (ii) cause Ticor Title Insurance Company of California or other mutually satisfactory title company to remove such lien as a matter affecting title to the Center on a title report or title policy issued with respect to the Center If Tenant shall fail to discharge such lien within such period or fail to furnish such security. then, in addition to any other right or remedy of Landlord resulting from Tenant's said default, Landlord may, but shall not be obligated to, discharge the same either by paying the amount claimed to be due or by procuring the discharge of such lien by giving security or in such other manner as is, or may be. prescribed by law. Tenant shall repay to Landlord, on demand, all sums disbursed or deposited by Landlord pursuant to the foregoing provisions of this
Section 16.16, including Landlord's costs, expenses and reasonable attorneys' fees incurred in connection therewith, with interest thereon at the rate determined pursuant to Section 16.06. Nothing contained herein shall imply any consent or agreement on the pan of Landlord to subject Landlord's estate to liability under any mechanics' or other lien law. Tenant shall give Landlord adequate opportunity and Landlord shall have the right to post such notices of non-responsibility as are provided for in the mechanics' lien laws of California.


SUBORDINATION       Section 16.17

     This lease shall, at Landlord's option, be either superior or subordinate to any mortgage or deed of trust that may exist or hereafter be placed upon the Center or any pan thereof and to any and all advances to be made thereunder and to the interest thereon and to all renewals, replacements and extensions thereof. Tenant shall, upon written demand by Landlord, (a) execute such instruments as may be required at any time and from time to time to subordinate the rights and interests of Tenant under this lease to the lien of any such mortgage or deed-n:.trust, or, if requested by Landlord. to subordinate any such mortgage or deed of trust to this lease and (b) supply such financial information concerning Tenant as may be requested by any ground lessor or lender. Provided, however, that tenant shalt, in the event any proceedings are brought for the termination of such ground lease or the foreclosure of any such mortgage or deed of trust, attorn to the ground lessor or purchaser upon foreclosure sale or sale under power of sale, and shall recognize such ground lessor or purchaser as Landlord under this lease, and, so long as Tenant is not in default hereunder, such termination or foreclosure shall not terminate this lease or otherwise affect Tenant's rights hereunder

TENANT'S AUTHORITY  Section 16.18

     Each individual executing this lease on behalf of Tenant represents and warrants that the execution and delivery of this lease on behalf of Tenant is duly authorized and that he or she is authorized to execute and deliver this lease on behalf of Tenant. If Tenant is a corporation, Tenant shall, within ten
(10) days after execution of this lease, deliver to Landlord a certified copy of a resolution of Tenant's board of directors or the executive committee thereof authorizing or ratifying the execution of this lease. Failure of Tenant to provide such resolution shall not, however, relieve Tenant of its obligations pursuant to this lease.

SAFETY AND HEALTH   Section  16.19

     Tenant covenan ts at all times during the term of the lease to comply with the require ments of the Occupat ional Safety and Health Act of 1970,29 U.S.C.
Section 651 ci seq. and any analogo us legislati on in Californ ia (collecti vely, the "Act"), to the extent that the Act applies to the Premises and any activities thereon. Without limiting the generality of the foregoing, Tenant covenants to maintain all working areas, all machinery, structure, electrical facilities and the like upon the Premises in a condition that fully complies with the requirements of the Act, including such requirements as would be applicable with respect to agents, employees or contractors of~p,:1~rd who may from time to time be present upon the Premises, and Tenant agrees to indemnify and bold harmless Landlord from any liabilities. claims or damages arising as a result of a breach of the foregoing covenant and from all costs, expenses and charges arising therefrom including. without limitation, attorneys' fees and court costs incurred by Landlord in connection therewith. which indemnity shall survive the expiration or termination of this lease.

INDEMNITIES               Section 16.20

     The obligations of the indemnifying party under each and every indemnification and hold harmless provision contained in this lease shall survive the expiration or earlier termination of this lease to and until the last to occur of (a) the last date permitted by law for the bringing of any claim or action with respect to which indemnification may be claimed by the indemnified party against the indemnifying party under such provision or (b) the date on which any claim or action for which indemnification may be claimed under such provision is fully and finally resolved and, if applicable, any compromise thereof or judgment or award thereon is paid in full by the indemnifying party and the indemnified party is reimbursed by the indemnifying party for any amounts paid by the indemnified party in compromise therefor upon a judgment or award thereon and in defense of such action or claim, including reasonable attorneys' fees incurred.


NONDISCLOSURE OF LEASE TERMS     Section 16.21

     Landlord and Tenant agree that the terms of this lease are confidential and constitute proprietary information of the parties hereto. Disclosure of the terms hereof could adversely affect the ability of Landlord to negotiate with other tenants of the Center. Each of the panics hereto agrees that such party, and its respective partners, officers, directors. employees. agents and attorneys, shall not disclose the terms and conditions of this lease to any other person without the prior written consent of the other party hereto except pursuant to an order of a court of competent jurisdiction. Provided, however, that Landlord may disclose the terms hereof to any lender now or hereafter having a lien on Landlord's interest in the Center, or any portion thereof, and either party may disclose the terms hereof to its respective independent accountants who review its respecti ve financial stateme nts or prepare its respecti ve tax returns, to any prospect ive transfere e of all or any portions of their respecti ve interests hereund er (includi ng a prospect ive sublesse e or assignee of Tenant), to any lender or prospect ive lender to such party, to any governmental entity. agency or person to whom disclosure is required by applicable law, regulation or duty of diligent inquiry' and in connection with any action brought to enforce the terms of this lease, on account of the breach or alleged breach hereof or to seek a judicial determination of the rights or obligations of the panics hereunder.

GENDER; TENANTS     Section 16.22

     The use of the masculine pronoun includes the feminine and neuter genders; the use of the singular form of a pronoun includes the plural and vice-versa. If there be more than one person or entity indicated as Tenant herein. each person or entity subscribing as a Tenant shall be jointly and severally liable for all obligations of Tenant hereunder. Subject to the provisions of Article X, the terms, conditions and covenants contained herein shall ne binding upon and inure to the benefit of the heirs, successors, executors, administrators, marital communities, if any, and assigns of the parties hereto.


FORCE MAJEURE       Section 16.23

     In the event that either Landlord or Tenant is delayed in performing any obligation of Landlord or Tenant pursuant to this lease by any cause beyond the reasonable control of the party required to perform such obligation, the time period for performing such obligation shall be extended by a period of time equal to the period of the delay. For the purpose of this Section:

     (a)A cause shall be beyond the reasonable control of a party to this lease when such cause would affect any person similarly situated (such as a power outage, labor strike or truckers' strike) but shall not be beyond the reasonable control of such party when peculiar to such party (such as financial inability or failure to order long lead time materials sufficiently in advance).

     (b)This Section shall not apply to any obligation to pay money or delay the Rent Commencement Date.

     (c)In the event of any occurrence which a party believes constitutes a cause beyond the reasonable control of such party and which will delay any performance by such party hereunder, such party shall promptly in writing notify the other party of the occurrence and nature of such cause, the anticipated period of delay and the steps being taken by such party to mitigate the effects of such delay

YIELD UP    Section 16.24
PREMISES

     At the expiration or earlier termination of this lease, Tenant shall peaceably yield up the Premises and all additions made upon the same to Landlord, in first class condition and shall execute, acknowledge and deliver to Landlord. within five (5) days after written demand from Landlord to Tenant, any quitclaim deed or other document which may be reasonably requested by any reputable title company to remove this lease as a matter affecting title to the Premises.



RELOCATION OF TENANT          Section 16.25

     Landlord. at its sole expense. on at least 90 days prior written notice at any time during the term, may require Tenant to move from the Premises to other space of comparable size and decor in order to permit Landlord to consolidate the space leased to Tenant with other adjoining space leased or to be leased to another tenant. Provided. however. that in the event of receipt of any such notice, Tenant by written notice to Landlord given within twenty (20) days after receipt of Landlord's notice may elect not to move to the other space and in lieu thereof to terminate this lease, effective 60 days after the date of the original notice of relocation by Landlord. In the event of any such relocation, Landlord will pay all expenses of preparing and decorating the new premises so that they will be substantially similar to the Premises and Landlord will also pay the expense of moving~g Tenant's trade fixtures and equipment to the relocated premises. In such event this Lease and each and all of the terms, covenants and conditions hereof shall remain in full force and effect and thereupon be deemed applicable to such new space except that: (a)The applicable Fundamental Lease Provisions shall be revised and substituted to reflect the new premises. any change in Floor Area and any changes in the Minimum Rent and additional rent, effective as of the date of relocation, resulting from a difference in the Floor Area of the Premises and such substituted premises.
(b)There shall be no abatement of any rent payable hereunder on account of Tenant's relocation or any inconvenience or business loss caused to Tenant thereby.

NO OPTION      Section 16.26

     Submis sion of this lease shall not be deemed to be a reservat ion of the Premise s. Landlor d shall not be bound hereby until its delivery to Tenant of an execute d copy hereof signed by Landlor d, already having been signed by Tenant. and until such delivery' Landlord reserves the right to exhibit and lease the Premises 10 other prospective tenants. Notwithstanding anything contained herein to the contrary, Landlord may withhold delivery of possession of the Premises from Tenant until such time as Tenant has paid to Landlord the security deposit require&by Section 16.05. the first month's Minimum Rent pursuant to Section 3.01, and any other sum owed pursuant hereto.

LANDLORD LIABILITY       Section 16.27

     The obligations of Landlord herein are intended to be binding only on the property of the entity acting as Landlord and shall not be personally binding, nor shall any resort be had to the private properties of, the general partners thereof or any employees or agents of Landlord.



TERMINATION   Section 16.28

     If this lease is terminated by Landlord under any provision hereof, and upon the expiration of the term of this lease collectively, the "termination date"), the following shall pertain:

     (a)Tenant shall, within fifteen (IS) days after the date of termination, remove from the Premises all merchandise, furniture, furnishings, equipment and movable trade fixtures and shall surrender the Premises to Landlord in the condition required by Sections 7.02(c), 7.03 and 7.04. Tenant shall, at Tenant's cost, repair any damage to the Premises caused by such removal. Any items which Tenant is permitted to remove but fails to remove prior to the surrender of the Premises to Landlord shall be deemed abandoned by Tenant, and Landlord may retain or dispose of the same as Landlord sees fit without claim by Tenant thereto or to any proceeds thereof If Landlord elects to remove and dispose of any such items abandoned by Tenant, the cost of such removal and disposal shall be additional rent payable by Tenant to Landlord upon demand. Tenant shall pay all amounts payable by it through the date of termination and any costs charged pursuant to the immediately preceding sentence, each of the parties shall bear their own costs and fees incurred (including all costs incurred in performing their respective obligations hereunder) through the termination date and from and after the termination date neither party shall have any further obligations to the other, except for those obligations set forth in this subsection, in
Section 16.16 and in subsection (b) below.

     (b)Notwithstanding   the  provisions  of  subsection  (a),  upon  any  such
termination or expiration, the following shall pertain:

     (i) Landlor d agrees to defend. indemn ify and hold harmles s Tenant from and against any and all claims, costs, expense s, losses, damage s, actions and causes of action for which Landlord is responsible under this lease and which accrue on or before the termination date.

     (ii)Tenant agrees to defend, indemnify and hold harmless Landlord from and against any and all claims, costs, losses, expenses. damages, actions and causes of action for which Tenant is responsible under this lease and which accrue on or before the termination date.

     (iii) Ten shall remain liable for the cost or all util' wed in or at the Premises through the termination date accrued and unpaid, whether or not then billed. as of the termination date until full payment there: by Tenant Tenant shall obtain directly from the companies providing such services closing statements for all service rendered through the termination date and shall promptly pay the same. [C any utility statement with respect to th Premises includes charges for a period partially prior to and partially subsequent to the termination date, such charge shall be prorated as between Landlord and Tenant with Tenant responsible for the portion thereof (based upon fraction whose numerator is the number of days of service on such statement through the termination dare and whose denominator is the total number of days or service on such statement) through the termination date and Landlord shall be responsible for the balance. The parry receiving any such statement which requires proration hereunder shall promptly pay such statement and the other parry shall, within ten (IC) days after receipt of a copy or such statement remit to the party paying the statement any amount for which such other party is responsible hereunder.

     (iv) Tenant shall remain responsible for any taxes of the type described in
Section 5.03 an assessed against the Premises and the personal property located therein or thereon with a lien date prior to th termination date. irrespective or the date of the billing therefor. and shall indemnify& and hold Landlord harmless wit respect to any claims for such taxes or resulting from non-payment thereof.

TAX BENEFITS          Section 16.29  See Addendum

     All investment tax credits, rehabilitation c-edits. energy credits and other similar state and federal ta benefits generated from leasehold improvements. fixturization and other eligible property shall be allocated Landlord to the extent that Landlord pays for the same. Prior to the payment to Tenant or any Tenant allowance Tenant shall supply to Landlord a detailed list or all such items and their respective costs, including installation cost purchased by Tenant for use in the Premises. For the purposes of this Section and the allocation or tax benefit, provided for herein, funds provided by Landlord as a Tenant allowance shall be attributed first to the items on such list eligible for such tax benefits and the tax benefits applicable thereto shall inure to the benefit of Landlord.

                                  ARTICLE XVII
                            CONSTRUCTION OF PREMISES

CONDITION OF PREMISES    Section   17.01

     Except for the work to be perfor  med by Landlo rd for Tenant  pursua nt to part III of Exhibit "C, Tenant accepts the Premis es "as is', and after inspecti on by Tenant Tenant ackno wledge s that neither Landlo rd nor any agent or Landlord has made any representation or warranty with respect to the Premises or the Center or the: suitability of either for the conduct or Tenant's business.

DESIGN         Section 17.02  See Addendum
REVIEW

     Within seven (7) business days after Tenant's receipt of a fully executed copy of this lease, Tenant an Landlord's architect shall hold a preliminary design meeting (the "PDM"). to review and discuss Tenant's Work pursuant to
Section 17.04. The PDM shall be subject to and in accordance with the following:


     (a)Tenant shall be responsible to schedule the PDM promptly upon receipt by Tenant or a ful executed copy or this lease. The PDM shall be scheduled through Landlord's architectural department at (714 S46~l 10. Tenant shall not commence preparation or preliminary plans and specifications until the PDM has bee held. and in no event will Landlord review and approve preliminary plans and specifications until the PDM has bee held.

     (b)Tenant shall cause its architect and any other person(s), such as interior design consultants or electrical/mechanical engineers employed by Tenant in connection with Tenant's Work. whom Tenant believes w be involved in the design or Tenant's Work to attend the PDM. Landlord shall cause its architect and or consultant(s) deemed necessary by Landlord to attend the PDM.


     (c)At or prior to the PDM. Tenant shall deliver to Landlord's architect each or the following:

     (i) A conceptual color board with colors and materials which Tenant intends to use as part' Tenant's Work; a.

     (ii) A conceptual dimensioned store front elevation with all colors and materials identified or Tenant's sign depicted on the Premises storefront or, in the alternative. photographs or artists' renderings storefronts previously constructed by Tenant;

     (iii) Material samples of the conceptual interior floor covering and entry floor covering which Tenant proposes to use in the Premises; and

     (iv) Any other samples. photographs or renderings or other Tenant locations which Tenant: believes will be useful to Landlord in reviewing and considering Tenant's proposed concept for the Premises.

     All materials submitted by Tenant shall be tagged or otherwise identified to Tenant and shall be dated. All such' materials will be retained by Landlord until completion or Tenant's Work.

(d)At the PDM, the following shall occur:

     (i) Landlord's architect shall review Tenant's submission and shall orally advise Tenant or a items which do not meet the requirements of Exhibits "C" and "E."

     (ii)Land. and Tenant shall establish a design and C iruction schedule (in bar~chart form) for design and construction of Tenant's Work. however, nothing contained on such schedule shall be deemed or construed to alter or affect the Rent Commencement Date.

     (iii) Tenant shall designate one individual employee or agent who shall be authorized to act on behalf of Tenant with respect to all matters pertaining to this lease, including all matters relative to Tenant's Work. Landlord may treat any approval or consent given by such person as the approval or consent ofTenant. Tenant may, by written notice to Landlord. change its designated representative with respect to matters arising after the date of Landlord's receipt of such notice.

     (e)The PDNI is not a substitute for either preliminary plans and specifications or working drawings, and no approvals given at the PDM shall be construed as relieving Tenant of its responsibility to prepare and submit such items. Any approvals given by Landlord at the PDM will be as to concept only, and shall not relieve Tenant of its obligation to comply with the specific criteria set forth in Exhibits "C" and "E" or eliminate LandlorQ's right to require changes upon submission by Tenant or preliminary plans and specifications or working drawings. Required attendance at a PDNI shall be waived only under special circumstances and only in a writing signed by Landlord.

PLANS FOR
TENANTS
WORK           Section 17.03 See Addendum

     (a)Promptly upon completion of the PDM, Tenant, at Tenant's sole cost and expense, shall cause to be prepared and delivered to Landlord for Landlord's approval two (2) sets of preliminary plans and specifications ("preliminary plans") prepared in conformity with the applicable provisions of Exhibits "C" and "H" by a licensed architect approved by Landlord. Landlord shall promptly notify Tenant of the respects, if any, in which said preliminary' plans fail to conform to the applicable provisions of Exhibits "C" and "E," and Tenant shall promptly make any revisions necessary' to correct such matters and obtain Landlord's approval. Landlord's approval, which shall not be unreasonably withheld or delayed, shall be evidenced by Landlord's causing one (I ) set of such preliminary' plans to be initialed on its behalf and returned to Tenant.

     (b)Promptly after Landlord's approval of the preliminary plans, Tenant, at Tenant's sole cost and expense, shall cause to be prepared and delivered for Landlord's approval four (4) sets of working drawings and specifications ("working drawings") prepared in conformity with the approved preliminary plans and with the applicable provisions of Exhibits "C" and "H" by a licensed architect approved by Landlord. Landlord shall promptly notify Tenant of the respects, if any, in which said working drawings fail to conform to the approved preliminary' plans and/or the applicable provisions of Exhibits "C" and "E" and Tenant shall promptly make any revisions necessary' to correct such matters and obtain Landlord's approval. Landlord's approval, which shall not be unreasonably withheld or delayed, shall be evidenced by Landlord's causing one (I ) set of such working drawings to be initialed on its behalf and returned to Tenant.

     (c)After Landlord's approval of the working drawings no change shall be made therein except as provided in this subsection (c):

     (i)No change may be made by either parry without the prior written consent of the other (which shall not be unreasonably withheld or delayed), and

     (ii) All architectural services necessitated shall be rendered by Tenant's architect at the expense of the party requesting the change.

     (d)For  purposes of design and  approval of Tenant's  Work.

     (i)In no event shall Tenant proceed with working drawings until Landlord has approved in all respects Tenant's preliminary' plans and specifications.


     (ii)Tenant's preliminary plans and specifications shall contain detailed depictions of all aspects of Tenant's Work, and shall be at least as detailed as the sample drawing and storefront elevation collectively attached to Exhibit "E" as "Schedule I."

     (iii) Tenant shall be solely responsible to ensure compliance with Divisions 1-4 ofTitle 24ofthe California Administrative Code. Accordingly, at or prior to the date that Tenant submits its working drawings to Landlord, Tenant shall submit to Landlord (A) engineered electncal drawings for the Premises signed by an electrical engineer licensed in the State of California and (B) a complete set ofcalculations showing the electrical load for the Premises (upon completion of Tenant's Work) and demonstrating compliance, both as to electrical and mechanical requirements, with Title 24.

     (iv) Landlord's review and approval of materials, plans, specifications and working drawings pursuant to this Section shall indicate no more than aesthetic approval. Approval by Landlord shall not relieve Tenant of its obligation to obtain all approvals and permits from all governmental authorities having jurisdiction or constitute a warranty that any items approved by Landlord comply with applicable law or any requirements of governmental authorities having jurisdiction.

TENANT'S  Section  17.04 See  Addendum
WORK

     (a) As a material consideration for the execution by Landlord of this lease, Tenant agrees to construct tenant improvements in the Premises with quality work using first class materials. Such work of redecorating, remodeling and renovating ("Tenant's Work") shall include a new storefront and sign, new fixtures, and new wall tenants work, have the right to insist on a distinctive, high quality store using only first class materials and workmanship and meeting the ~ :criteria set forth in this lease. Moreover, L, ord's insistence upon production of a higher quality store (in terms of design, materials and workmanship) than previously constructed by Tenant, as a condition to the grant of any approval required to be obtained by Tenant from Landlord, shall not be deemed to render Landlord's approval or disapproval unreasonable. Subject to the foregoing, however, Landlord's approvals pursuant to Section 17.03 shall not be unreasonably withheld so long as Tenant's Work complies with the applicable requirements of Exhibits "C," "E" and "H" and governmental authorities having jurisdiction.

     (b) Tenant shall cause Tenant's Work to be performed by a licensed general contractor or contractors approved by Landlord. Tenant's Work shall be commenced promptly after Landlord's approval of the working drawings therefrom Tenant shall cause Tenant's Work to be completed in accordance with the applicable provisions of Exhibits "C" and "H" on or before the Rent Commencement Date and shall open the Premises for business upon such completion, having theretofore, at its sole expense, completed the equipping, decoration and stocking of the Premises to the extent necessary to enable it to so open for business. Tenant acknowledges that it has ascertained those portions, if any. of Tenant's Work which require a long lead time for fabrication or delivery, that all such items will be available in sufficient time to permit Tenant to complete Tenant's Work by the Rent Commencement Date and that no delays arising from late delivery of such items shall delay or affect the Rent Commencement Date.

     (c) Tenant's Work shall be at Tenant's sole cost and expense and there shall be no allowance or abatement of any kind by Landlord to or for Tenant on account of Tenant's Work, or the cost thereof. The provisions of Section 16.16 shall be specifically applicable to Tenant's Work, and Tenant shall promptly furnish to Landlord upon completion of Tenant's Work (i) a copy of a Notice of Completion with respect to Tenant's Work showing thereon the recording stamp of the Orange County Recorder; and (ii) evidence reasonably satisfactory to Landlord that all of tenant's Work has been paid in full and that no claim of any mechanic or material man may become a lien on the Premises.

     (d) Landlord and Tenant acknowledge that review by the City of Costa Mesa (the "City") of plans for and issuance of a permit with respect to Tenant's Work may require several weeks due to the backlog of projects currently in the City awaiting review and approval. Landlord has made arrangements to expedite such process by use of an independent engineer approved by the City. Accordingly. in connection with Tenant's Work, Tenant shall enter into an Accelerated Building Plan Review Agreement (the "Agreement") with the City and an engineer approved by the City and designated by Landlord and in the form of Exhibit "F" attached hereto. All plans with respect to Tenant's Work requiring City approval shall be submitted to such engineer for review and approval and all fees and costs incurred in such review and approval process shall be borne by Tenant. Landlord shall cooperate with Tenant as required in effecting such review and approval (including executing the Agreement if required ), but all costs and fees in connection therewith shall be borne by Tenant.

     (e) Any additional work or remodeling during the lease term shall be subject to all of the provisions of Sections 7.03 and 16.16, this Article XVII and the applicable provisions of Exhibits "C" and "E" hereto, subject, however, in each case to the use of such time period(s) and date(s) therefor as shall be agreed upon by Landlord and Tenant.

     (f) Failure of tenant to perform its obligations pursuant to this Article XVII in timely fashion shall be deemed a default by Tenant pursuant to this lease entitling Landlord to exercise all remedies available to a landlord against a defaulting tenant, including but not limited to those provided in
Article XIII.

     IN WITNESS WHEREOF the parties hereto have executed this lease on the dates indicated below, the latter of which shall be deemed the date of execution of this lease.

(CORPORATE SEAL)

SOUTH COAST PLAZA EXPANSION,
   a California Limited Partnership

BEAR ASSOCIATES,
   a partnership, General Panner

By BEAR DEVELOPMENT. ASSOCIATES,
     a partnership, General Partner


                                   "Landlord"

Date:

TOYS INTERNATIONAL,
a California corporation

     ADDENDUM TO LEASE DATED JULY 31, 1986 BETWEEN SOUTH COAST PLAZA EXPANSION, A CALIFORNIA LIMITED PARTNERSHIP, as LANDLORD, and TOYS INTERNATIONAL, A CALIFORNIA CORPORATION, as TENANT


Section 3.01, Minimum Rent

     (a) Subject to the provisions of the last paragraph of Section 16.04 of the lease form, monthly Minimum Rent shall be as follows:

     (i) For the period from the Rent Commencement Date through the end of the second full lease year, the sum of $2,412 ($24.00 per square foot of Floor Area per year).

     (ii) For the third and fourth full lease years, the sum of $3,015 ($30.00 per square foot of Floor Area per year).

     (iii) For the fifth and sixth full lease years, the sum of $3,618 ($36.00 per square foot of Floor Area per year).

     (iv) For the seventh and eighth full lease years, the sum of $4,221 ($42.00 per square foot of Floor Area per year).

     (v) For the ninth and tenth full lease years, the sum of $4,824 ($48.00 per square foot of Floor Area per year).

     In the event that, pursuant to the last paragraph of the lease form, the Floor Area of the Premises is determined to be greater or lesser than that set forth in the applicable Fundamental Lease Provision, the monthly Minimum Rent figures set forth above shall be adjusted to those amounts determined by multiplying the Floor Area as finally determined by one-twelfth of the annual Minimum Rent rates set forth above.

     (b) The phrase "a 30-day  month and a 360-day  year"  appearing  in Section
3.01 of the lease form shall be It amended to read "a calendar month and a 365-day year.


Section 3.02 Cost of Living Increase

     The provisions of Section 3.02 of the lease form shall have no application with respect to this lease.

Section 3.03   Percentage Rent

     Subject to the provisions of Section 3.01 above and the second unnumbered paragraph of Section 16.04 of the lease form, the annual Percentage Rent breakpoints pursuant to this lease shall be as follows:

     (a)From the Rent Commencement Date through the end of the second full lease year, $413,485.71 per year.

     (b)For the third and fourth full lease years, the sum of $516,857.14.

     (c)For the fifth and sixth full lease years, the sum of $620,228.57.

     (d)For the seventh and eighth full lease years, the sum of $723,600.

     (e)For the balance of the lease term, the sum of $826,971.42.

     In the event that the monthly Minimum Rent is adjusted  pursuant to Section
3.01 above and the second unnumbered paragraph of Section 16.04 of the lease form, the foregoing Percentage Rent breakpoint figures shall be adjusted to those amounts determined by dividing the annual Minimum Rent amounts after such adjustments by seven percent (7%). In addition, the Percentage Rent breakpoint for the first partial lease year shall be equal to fifty percent (50%) of the full breakpoint~and the Percentage Rent breakpoint for any partial lease year at the end of the lease term shall be determined by multiplying the Percentage Rent breakpoint for 1W the full lease year by a fraction whose numerator is the Na '~r number of days in the~partial lease year and whose denominator is 365.

Section 6.03 Other Locations

     Landlord and Tenant acknowledge that Tenant currently operates another store under the tradename "Toys International" at the existing South Coast Plaza Retail Center and will continue to operate such store after the opening of the Premises. Continued operation of such store shall not be deemed to violate the provisions of Section 6.03 of the lease form.

Section 8.02 Fire Insurance - Fixtures, Equipment and Tenant Improvements

     The phrase "earthquake and flood" in Section 8.02(a) of the lease form shall be deleted in each place that it appears.

Section 10.01 Assignment and Subletting

     (a)Clause (vi) of Section 10.01(d) of the lease form shall have no application with respect to this lease.

     (b)The last clause of the first sentence of Section 10.01(e) of the lease form (commencing with the words "and Landlord shall be entitled") shall have no application with respect to this lease.

     (c)Notwithstanding the provisions of Section 10.01 of the lease form, such Section shall not apply to and

Landlord's approval shall not be required in connection with:

     (i) A merger or consolidation to which Tenant is a party;

     (ii) A sale of all or substantially all of Tenant's capital tock or assets: or

     (iii) Transfers of all or a portion of the capital stock Tenant by or between Gayle Hoepner and his spouse, to the lineal descendents or to an intervivos or testamentary r st for the benefit of some or all of such individuals. 1/2

     Provided, however, that in connection with any such transaction, Tenant shall comply with each of the following as are applicable to such transaction:

     (A) There shall be no change in the tradename in use at the Premises and no substantial change in the business conducted at the Premises in connection with such transaction except, in each instance, with the prior written consent of Landlord.

     (B) In connection with any such transaction, Tenant shall not then be in default pursuant to this lease.

     (C) In connection  with any  transaction of the types  specified in clauses
(i) and (ii) above:

     (x) Unless the obligations of the tenant pursuant to this lease are assumed by the transferee by operation of law, such transferee shall execute and deliver to Landlord a written assumption of Tenant's obligations pu*suant to this lease in form and substance reasonably satisfactory to Landlord.

     (y) Tenant shall, in writing, not less than ten (~0) days prior to the effective date of the transaction notify Landlord of the transaction, the facts which bring the transaction within the provisions of this subsection and any change in the address for notices and billings to Tenant pursuant to this lease. Any assumption required by clause (x) shall accompany such notice.

     (D) No transaction pursuant to this subsection shall relieve the Guarantor specified in Addendum Section 18.01 of his obligations with respect to this lease.

Section 15.05     Advertising Expenditures

     (a) Section 15.05(a) of the lease form shall be amended to read, in its entirety, as follows.

     "Tenant shall spend each lease year an amount equal to one percent (1%) of its gross sales for such lease year on advertising its South Coast

     Plaza location in newspapers, radio, television or other media or forms of promotion selected by Tenant."

     (b) The phrase o'two percent (2%)" appearing in Section 15.05(b) of the lease form shall be amended to read "one percent (1%)" each place where it appears.

     (c) The provisions of Section 15.05(c) of the lease form shall have no application with respect to this lease.

Section 15.06 Use of Private Credit Card

     The provisions of Section 15.06 of the lease form shall htve#1/2o application with respect to this lease.

Section 15.07 Catalog Advertising

     Notwithstanding the provisions of~Section 15.07 of the lease form, Tenant shall be required to purchase only one (1) advertisement in Landlord's Christmas brochure (only) and such advertisement may be a joint advertisement of Tenant's store in the Prernises and Tenant's existing store at the South Coast Plaza Retail Center.

Section 16.05  Deposits

     The provisions of subsettions 16.05(a) and 16.05(c) of the lease form shall have no application with respect to this lease.

Section 16.06        Late Payments and Deliveries

     The following shall be added at the end of subsection 16.06(a) of the lease form:

     "The interest rate as determined pursuant to this subsection shall remain in effect following any default by Tenant pursuant to this lease."

Section 16.29        Tax Benefits

     All tax benefits~with respect to eligible property in the Premises, other than those allocated to Landlord pursuant to Section 16.29 of the lease form by virtue of the Tenant's Allowance, shall belon~ to Tenant.

Sections 17.02 through 17.04 Tenant's Work

     Notwithstanding the provisions of Sections 17.02 and 17.04 of the lease form, design and construction of Tenant's Work in the Premises shall be in accordance with the following:

     (a) The PDM was held prior to the execution of this lease, and all submissions required of tenant pursuant to Section 17.02 were made at or prior to the PDM.

     (b) All design work with respect to Tenant's work shall be completed and all required approvals with respect thereto shall be obtained by Tenant on or before September 15, 1986.

     (c) All construction of Tenant's work shall be completed o~ or before the Rent Commencement Date.

Section 17.05       Tenant's Allowance

     (a) Landlord shall provide to Tenant an allowance with rfrsp~ct to the cost of Tenant's Work in the Premises ("Tena.?' t's~Allowance") in an amount equal to the lesser of (a) $?5,000 or (b) the aggregate allowed costs. As used herein, the term "allowed costs't shall mean all out of pocket costs incurred by Tenant with respect to construction of permanent improvements to the Premises, including (i) contractors' profit and overhead, (ii) all fees paid to professionals, such as architects and engineers, in connection with the design of permanent improvements to the Premises, (iii) all costs and fees paid to governmental authorities in connection with all permits and approvals required for the construction or installation of permanent improvements to the Premises and (iv) all permanent decorative items, such as paint, carpet, tile, wall coverings and drop ceilings in the Premises. Allowed costs shall not include Tenant's trade fixtures not permanently attached to the Premises, cash registers and other portable machinery and equipment, furniture and furnishings, inventory of merchandise and other miscellaneous movable personal property, placed or installed by Tenant in the Premises.

     (b) Tenant's Allowance shall be paid by Landlord to Tenant within ten (10) days after the last to occur of (i) submission by Tenant to Landlord of the detailed list required by Section 16.29 of the lease form, (ii) submission by Tenant to Landlord of the last of the items specified in Section 17.04(c) of the lease form, (iii) submission by Tenant to Landlord of documentary evidence reasonably satisfactory to Landlord as to the amount of allowed costs and (iv) the opening of the Premises for business by Tenant. Provided, however, that in no event shall Landlord be required to pay such Tenant's Allowance until and unless Tenant is not then in default pursuant to this lease. The provisions of
Section 16.29 of the lease form shall apply to the actual Tenant's Allowance paid to Tenant by Landlord pursuant~to this Section 17.05.

Section 18.Ol  Guaranty

     Landlord and Tenant acknowledge and agree that the deliye'ry by Tenant to Landlord of a guaranty of Tenant's obligations pursuant to this lease executed by Gayle Hoepner ("Guarantor1') is a material consideration for Landlord's execution of this lease and that Landlord would not execute and deliver this lease but for such guaranty. Accordingly, Tenant shall deliver to Landlord within ten (10) days after receipt by Tenant of a fully executed copy of this lease a written guaranty executed by Guarantor and in the form of Exhibit "I" attached hereto (the "Guaranty")

     In the event that Tenant shall fail to deliver to Landlord the executed Guaranty within such ten (10) day period, Landlord may terminate this lease by written notice to Tenant given at any time after the expiration of such ten (10) day period and prior to the delivery of such executed Guaranty. In such event, this lease shall terminate upon Tenant's receipt of Landlordts notice, each party shall bear itS own expenses and fees incurred in the negotiation and preparation of this lease and in complying herewith through the date of termination, Tenant shall promptly surrender possession of the Premises to Landlord, Landlord shall be entitled to retain, as liquidated damages for Tenant's default, the deposit of Tenant pursuant to Addendum Section 19.01 and neither party shall have any further rights or obligations with respect' to the other hereunder.

Section 19.01  VAC Payment

     Landlord and Tenant acknowledge that Landlord has instal%d or will install for the benefit of Tenant a variable air c4ntrol system together with associated ducting to serve the Premises. Concurrently with the execution of this lease, Tenant shall reimburse Landlord for such work in the amount of $5,000. Tenant shall not, however, be required to reimburse Landlord for any of the other costs identified in Part Ill-B of Exhibit "C', or, if Tenant opens for business on or before the Rent Corrirnencement Date, in paragraphs 2 and 3 of Part Ill-C of Exhibit "C."

Section 20.01  Interpretation

     This addendum is attached to and forms a part of a certain lease of even date between Landlord and Tenant. In the event of any inconsistency between the provision of this Addendum and any other provision of the lease, the provisions of this addendum shall control.

TOYS INTERNATIONAL,
a California corporation



SOUTH COAST PLAZA EXPANSION,
a California Limited Partnership



By BEAR ASSOCIATES, a partnership,
General Partner


By BEAR DEVELOPMENT ASSOCIATES, a
partnership, General Partner

Dated_  1986

[graphic]

[graphic]

[graphic]

[graphic]

                                SOUTH COAST PLAZA


                     GENERAL DESCRIPTION OF LANDLORD'S WORK
                                     AND OF
                                  TENANTS WORK


I LANDLORD'S WORK The following work or construction is to be performed exclusively by Landlord at Landlord~.' sole expense:

   A Common Area:

     I. Parking Areas, Roads and Sidewalks. Paved, drained, landscaped and lighted parking areas, roads. anc sidewalks, together with directional signs and markers.

      2.Utilities

     (a)Sanitary Sewer. Connections for Tenant's lines will be provided to existing sewer mains at points to be determined by Landlord,

     (b)Domestic Water. Main will be furnished to approved points of connection as determined by Landlord Water meters will be in common (except for tenants engaged in food preparation) and will be located as determined by Landlord

     (c)Natural Gas. Mains will be furnished to approved points of connection as determined by Landlord Landlord will also provide meter locations (but not meters) for Tenant at lower level parking. Tenant to place mete and run gas line in Landlord approved locations to Premises from point or connection on lower level.

     (d)Electrical Service. 120/208 volt three phase, four wire service and required conduits will be provided to point or main service panels in electrical rooms as determined and provided by Landlord. Service will be sized to allow approximately 4.5 watts per square root or Floor Area for lighting and power loads. Such wattage is for approximation only, and actual power input will be determined based upon Tenant's requirements in the Premises but not to exceed
4.5  watts  per  square  foot of  Floor  Area  for  lighting  and  power  loads.

     (e)Telephone Service. A telephone terminal backboard with cable capacity adequate for Tenant's use will be located in a common area as determined by Landlord.

     (f) Fire Sprinkler  $system.  See Exhibit "E."

     3.Interior Common Areas and Common Facilities

     (a)Toilet Facilities. Landlord will provide a public toilet facility in the common area, including furnishings installation of toilet fixtures, painting. ventilation, soap. tissue and paper towel dispensers (or wall mounted electric' hand dryer units) all in accordance with applicable building codes.

     (b)Corridor. Stairways. Escalator and Elevation. To be located as Landlord shall determine and ii accordance with governing building codes.


     (c)Truck Receiving Facilities Will be provided as determined by Landlord in lower level parking area.

     (d)Trash Removal Facilities. Will be provided as determined by Landlord.

     (e)Enclosed Mall and Courts. Heated, ventilated, air conditioned and lighted with architecture an' landscaping treatment as determined by Landlord. Ceiling will be suspended acoustic or gypsum board ceiling system. Floor finishes in the Enclosed Mall will be concrete slab with decorative finishes as selected by Landlord interior wall areas, other than storefronts, shall be gypsum board with taped and floated joints, painted. A neutral strip above the storefront line shall be selected by Landlord. Fire sprinklers will! be provided throughout and Below' the Enclosed Mall as required by code in addition to a dry standpipe system with outlets in and un&r~t~ Enclosed' Mall as required by the fire department Low intensity lighting will be provided throughout the Enclosed Mall wit electrical outlets provided for seasonal decorations, maintenance. and special promotions. A central public address and music system with speakers in the ceiling will be provided throughout the mall.

(f)Hot and  Cod Air  Distribution  system.  See  Exhibit "E"

     4.Exterior Malls and Courts. Lighted. paved and drained as determined by Landlord. B.Enclosed Mall Building I. Building Shell

     (a)Frame-Ant. Second and Third Mall Levels. See Exhibit "E."

     (b)Structural Clear Heights. For maximum clear heights measured from the finished floor slab to the lower structural member. see structural drawings pertaining to the Premises.

     (c) Roof Insulated and built-up composition roofing.

     (d) Exterior Building Walls. Enclosing the building shell. except at tenant storefront areas. Wall materials of suitabnature having a finished appearance and decorative quality will be or Landlord's selection.

2.  Interior  Finishes

     (a) Walls. Walls or partitions separating the Premises from common areas will be exposed metal walls construction with drywall finish on the common area side only. Exposed metal studs only will be installed fc demising walls.

     (b)Doors. Where the Premises adjoin a common area corridor. Landlord will provide one (I) doorway an door to connect the Premises to such common area corridor. If required by applicable building codes. Landlord w\ provide a door for emergency exits to corridors or stairs.

     (c)Mall Access. Access will be provided via common area service corridors and stairways located as Landlord shall determine and in accordance with governing building codes.

     3.Neutral Strips A vertical neutral strip will be located at the storefront line between stores; the center of said str will coincide with the lease line defining the Premises.


                                   EXHIBIT C

        II TENANT'S WORK I

     A, Stare interior Finish Work All work required to complete and place the Premises in finished condition for opening for business over and above that work described herein as Landlord's Work and that work to be performed by Landlord Tenant's cost pursuant to part III hereof shall be done by Tenant, except as provided herein or in Exhibit "Et' to the contra I and shall be at Tenant's sole expense. All such work shall be in accordance with the Working Drawings prepared-&~d by Tenant architect in conformity with this Exhibit "C." Exhibit 'E.' and the South Coast Plaza architectural design criteria manual a approved by Landlord as provided in Article XVII of the lease. Said store interior finish work shall include. but shall not limited to, the following:

     1.Ventilating and Air Conditioning. All air conditioning equipment required within the Premises including the d work, VAV boxes, air diffusers. grille and temperature controls with connections to Landlord's conditioned air distribution syste~ (See Exhibit "E"). Access panels must be provided to all VAV boxes and fire dampen. THE DESIGN F( TENANT VENTILATING AND AIR CONDmONING WORK SMALL BE PREPARED BY AN AIR CON! TrONING ENGINEER DESIGNATED BY LANDLORD. SUCH WORK SHALL BE AT TENANT'S COST A~ SHALL BE UNDER A DIRECT co~I'TRACT BETWEEN TENANT AND SUCH ENGINEEL THE WOI PURSUANT TO SUCH CONTRACT SHALL INCLUDE PREPARATION OF ALL DRAWINGS. AIR BALA$ INC AND A WPED REPORT THEREOF AND ALL LOAD CALCULATIONS (INCLUDrNG ANTICIPATi TENANT CHARGES) REQUIRED fly EXHIBIT "E."

     2.Electrical SyStems, Equipment and Lighting Fixtures with Lamping. Electrical power and distribution fr Landlord's point or connection in electrical room to and within the Premises including electrical subpanels, conduits Premises, outlet boxes, switch outlets, service fuses, copper wiring. disconnect switch. meter and lighting fixtures % lamping. This work includes Tenant's cost responsibility for all additional electrical service capacity required if Tenar combined lighting and power loads exceed 4.5 watts per square foot, (See Landlord's Work, Section t above).

     3.Plumbing. All plumbing distribution and fixtures including connection to water and sewer mains provided Landlord for both employee and publk restroom facilities within Premises. Any removal and replacement ofthe exist structural slab shall be accomplished in a manner prescribed by Landlord prior to commencement of such removal.

     4.Ceiling. All finished ceilings.

     5.Floor Coverings. All floor coverings and floor finishes, including hardwood. tile, brick. slate. marble and terraz Tenant's finished floor elevation shall match the enclosed mall finished floor elevatio~

     6.Interior Painting. All interior painting and decoration.

     7.Storefront, Walls and Panitions with Finishei All interior partitions and walls within the Premises. storefr finishes, walls and columns, including the wall surfacing and wall finishes required on exposed metal or wood St erected as pan of Landlord's Work,

     8.Doors. All doors and hardware within the Premises.

     9.Roof openings. Roof openings. induding necessary curbs and flashings to accommodate the installation Tenant's Work. Boo fopenings shall be located only as directed by Landlord. Reroofing of approved roof openings be performed by Landlord at Tenant's expense. Tenant shall not install any roof vents without Landlord's consent shall install roof vents only in locations approved by Landlord.

     10. Public and Employee Toilet Rooms, Janitorial and Drinking Faun rain racilities. Furnish and install together v work customarily incidental thereto to applicable building code requirements.

     11. Mechanical Equipment All mechanical equipment, including dumb waiters. elevators. freight elevat conveyors and their shafts and doors located within the Premises, including all electrical. mechanical and structural required for installation and operation of these items, I

     12.Food Preparation and Combustible Materials. In the event Tenant engages in the preparation or rood or ba goods. Tenant shall, at Tenant's own cost and expense: (i) install dry chemical extinguishing devices (such as An~~ approved by the local fire insurance rating organization and Landlord's insurance carriers, and keep such devices in g working order and repair and regularly serviced under a maintenance agreement or the type required by Landlord or such fire insurance rating organization or carriers; (ii) keep and maintain all exhaust ducts and filters in a clean condit (iii) place and store Tenant's garbage and refuse in closed containers which shall be kept, until collected. in a contained. refrigerated area within the Premises set aside for the storage of garbage and refuse and (iv) install gre traps as required. In the event Tenant engages in the use, sale or storage of flammable or combustible materials. Ter shall install and maintain chemical extinguishing devices similar to those rererrred to in clause Ci) above. In the event is used in the Premises, Tenant shall install a proper gas cut~W valve. If Tenant shall fail to install any devices requ by this paragraph and/or to provide for the servicing thereof. Landlord shall have the right to enter upon the Premise make such necessary installations and servicing and charge the cost or such installations and/or the servicing therec Tenant

     13.Telephone Facilities. Conduits. cabinets and outlets within the Premises as required by the utility comp supplying the service requested by Tenant and extension of conduits to central telephone backboard.

     14.Utility Meters and Connections.

     (a)Water and Gas Meters. When required shall be located within the mall building at a meter loca determined by Landlord or in a common meter area outside of the Premises designated by Landlord and accesf I by Tenant

     (b)Electrical Meter. Shall be located in an electrical meter closet provided by Landlord in a common accessible by Tenant . ..,~

     (c)Utility Connection Lines. All water, electric, gas and sewer lines necessary to reach the point or connec to Landlord's utility and sewer mains.

     15.Intercom. Annunciator, Are, Smoke Alarm, Burglar, Speaker and Musk Systems. Furnish and install.

     16.Garbage and Rubbish. Storage area for dry and/or wet rubbish collection containers to be provided withir I Premises readily accessible to Tenant's service corridor access.

     17.Fire Sprinklers. Modification or extension of primary sprinkler system through the ceiling to conform to Ten merchandising and ceiling plans.

   B Store Fixturing and Merchandising. Tenant shall bear the entire expense and responsibility for providing within the Premises (whether affixed to the Prernises or not) all trade fixtures and merchandise, and all other property incidental to the business to be operated~by Tenant, all meeting the criteria set forth in Exhibit "E," induding, but not limited to, the following

     I.Furnishing and installation of all carpets, shelving, store fixtures, furnishings, interior decorations, graphics, exterior and interior signs, mirrors, cornices and an other fixtures, lighting and other special effects.

     2, Electrical and mechanical connection or all store merchandising fixtures and equipment with related pans. induding kitchen and food service equipment and other equipment peculiar to Tenant's occupancy.

     III WORK BY LANDLORD AT TENANT'S EXPENSE

     A, Vendiating and Air Conditioning Systent As described in Exhibit "E,.' Landlord will furnish a roof mounted variable air volume ventilating and air conditioning system and the main ducts thetefor for connection to and use by Tenant in the Prem~ Such system and services are provided in lieu of requiring Tenant to purchase and install Tenant's own system. Tenant shall pay to Landlord a tap-in fee prior to connection of Tenant's ventilating and afr conditioning equipment and Tenant's toilet exhawt, if any. in the Premises to such system. The amount of such fee shall be determined by reference to the floor Area of the Premises and shall be in accordance with Landlord's ventilation and air conditioning connection fee schedule. as in efrect fmm time to time.

     B. Work hr Landford in the Premiset Landlord will perform the following required work in the Premises0ee4n-tt~' -xp:rtz;. All such work shall be performed in accordance with the standards set rorth in this Exhibit "C.' and/or Exhibit "E," [section struck out]

     I.Demising Studs Landlord will furnish and install metal demising studs to separate the Premises from other tenant premises and from common area (semce corndors fire corridors. stairways. et~) of the Center.[section struck out]

     2.Vertical Neutral Stnps As provided in Part I above. Landlord will furnish and instafl vertical strips at the storefront [section struck out]

     3 Honrontal Neutral Stnp As provided in Pant above, Landlord will furnish and install a horizcntal [section struck out]

     4 Floor Slab Landlord has furnished or will furnish a concrete floor slab for the Premises designed to support a [section struck out]

     5.Service floor and Hardware. Landlord will nirnish and install in some but not all tenant premises a service door (including all hardware therefor) from the Premises to a common area corridor. Such service doors shall be installed only in tenant premises which adjoin a common area corridor.[section struck out]

     6.Fire Sprinkler $ystem. Landlord will furnish and install a primary fire sprinkler system in the Center meeting applicable code requirements, including fire sprinkler heads in the Premises. Any relocation of sprinkler lines and sprinkler heads required to accommodate Tenant's Work in the Premises is the responsibility of Tenant, both as to performance and payment or costs. [section struck out]

     7.Smoke Detector. Landlord will flirnish and install a smoke detector in the Premises meeting applicable code requirements. [section struck out]

     8.Electrical Panet and Switch. As provided in Pan [ above, Landlord shall furnish and install a main electrical panel, including a main disconnect switch, in an electrical room furnished by Landlord. Such racilities and equipment shall be in conformance with Part I above to enable Tenant to draw electrical service for the Premises in accordance with pan rr above and Exhibit "E." [section struck out]

     C. Temporary Services: Storefront Barricade and Signs. Tenant shall be responsible for or shall bear the cost or all temporary or interim items relative to the construction of the Premises and the completion of Tenant's Work with respect thereto, including but not limited to the following:

     1.Temporary Senket During the construction ofTenant's Work, Tenant shall provide and pay for connections and meters for temporary water, gas and electrical services brought to such point as Landlord shall determine. Tenant shall pay for all water, gas, electrical current, fuels and all temporary services required by Tenant during construction or Tenant's Work at a rate of So.50 per square foot of floor Area of the Premises.

     2.Storefront Earricade. Landlord shall erect and/or realign and remove the temporary storefront barricade for the Premises to reasonably accommodate the completion ofTenant's Work. Tenant shall pay to Landlord as additional rent, upon demand, an amount equal to 375.00 per lineal root ofthe front ofthe Premises for Landlord's costs incurred in such erection and/or realignment and removal.

     3.Store Opening Sigit Landlord shall provide to Tenant a store opening sign with respect to the Premises consisting of Tenant's logo and/or trade name in Tenant's typesryle which shall be painted on or affixed to the storefront barricade for the Premises by Landlord. and Tenant shall pay to Landlord, as additional rent, upon demand, Landlord's actual cost incurred in such painting or affixing. which cost shall not exceed 3500.

     D. Payments by Tenant. The payment required pursuant to section A. above shall be made by Tenant upon execution and delivery of this lease. [section struck out]
     fifteen (15) days after Tenant's receipt of Landlord's invoice. All payments required from Tenant pursuant to this Pan In shall be deemed additional rent pursuant to this lease, and the failure of Tenant to make any such payment when required shall be deemed a default by Tenant pursuant to this lease entitling Landlord to exercise all remedies available to a landlord for breach by a tenant of a written lease. induding but not limited to those set forth in
Article XIII of this lease.

                                SOUTH COAST PLAZA

                         TENANT VENTILATION AND COLD AIR
                             ANNUAL CHARGE SCHEDULE

GENERAL

Tenant's charge for ventilation and cold air is calculated as an annual amount using the rate, expressed on a square foot basis, shown on the Base Rate Curve Sheet attached as Schedule 'A,' applied against Tenant's Floor Area, with rate adjustments as provided for in Sections II and III of this Exhibit "9."

I.  CALCULATION OF ANNUAL CHARGE

    The  following  procedure  will be used in  developing  the annual charge to
Tenant:

    A. The floor area of the Premises,  calculated  in  accordance  with Section
       16.04 of the lease, shall be used to determine Tenant's annual base rate per square foot taken from the Base Rate Curve Sheet attached as Schedule 'A.'

    B. The annual rate per square foot in effect at the commencement of the lease term shall be the amount calculated in accordance with Paragraph A above, modified to the extent, if any, provided for in Sections II and III of this Exhibit "D."

    C. The annual rate per square foot as developed in Paragraph B above shall then be multiplied by the Floor Area to develop the annual charge for cold air to the Premises. The annual charge will be divided into 12 equal installments with one such installment billed to Tenant each month. Such monthly billings may include any applicable adjustments provided for in Sections II and III below, or Landlord may separately bill Tenant for any adjustment retroactive to the event causing such adjustment.

     II. CALCULATION OF ANNUAL RATE ADJUSTMENT DUE TO ADDITIONAL TENANT COLD AIR AND VENTILATION REQUIREMENTS BEYOND THE STANDARDS SET FORTH IN EXHIBIT "E"

     A. The annual base rate per square foot shall be increased if:

     I. The air supply quantity required by Tenant exceeds 1.2 cfm per square foot of Floor Area; or

     2. The internal sensible cooling load, including heat absorbed above and below the ceiling but exclusive of roof and wall transmission, exceeds 19.4 BTUH per square foot of Floor Area; or

     3. The amount of air exhausted to the outdoors exceeds 0.10 cfm per square foot of Floor Area; or

     4. The required and optional hours of operation for the Center as a whole are increased above 3,700 hours annually (the Base Rate Curve Sheet is based upon required hours of 10:00a.m. to 9:00p.m. Monday through Friday, and 10:00a.m. to 6:00p.m. Saturday, and optional opening hours of 6:00p.m. to 9:00p.m. Saturday and 11:00a.m. to 6:00 p.m. Sunday).

     B. The adjustments to the annual base rate per square foot called for under Paragraphs Al. and A2. above shall be computed as described under Paragraphs BI. and 82. below.

     I. For each 0.10 cfm per square foot of air  required  by Tenant  above the
1.2 cfm per square foot design criteria, the additional annual rate per square foot will be determined from the Adjusted Base Rate Curve Sheet attached as Schedule 'B.'

     2. The additional annual rate per square foot for added internal sensible cooling load shall be computed as follows:

   Additional       Current                             Calculated Internal
   Annual      -    Annual         [(#4        x      Sensible Cooling Load)  13
   Rate             Rate                                    Floor Area     7

     C. The adjustment to the annual base rate per square foot under Paragraph A3. above shall be computed as follows: For each additional 0.10 cfm of exhaust air per square foot above the 0.10 cfm per square foot design standard, the additional annual rate per square foot will be 2.0 cents.

     Note: This annual rate adjustment is subject to escalation using the criteria set forth in Section III below.

     D. The adjustment to the annual base rate per square foot under Paragraph A4. above shall be computed as follows:

Additional        Current          (Required and Optional Hours of
Annual       =    Annual      x           Operation Annual            I)
Rate              Rate                         3,700

     E. The adjusted annual rate per square foot shall be the sum of the above separate annual rate adjustments added to the annual base rate per square foot from Schedule 'A,' as escalated from time to time pursuant to Section III below.










                                    EXHIBIT D

III.CALCULATION OF ANNUAL RATE ADJUSTMENTS DUE TO COSTS AND EXPERIENCE

    A. Tenant's annual base rate per square foot shall be increased or decreased due to (I) changes in utility operating cos and personnel and other operating costs which are caused by escalations in the utility and other rate schedules used the criteria for establishing Schedule 'A,' and (2) charges based on Landlord's experience with the cold air distribution system. The Base Rate Curve set forth on Schedule 'A' is based upon the consumption criteria and utility ra schedules and other operating cost schedules indicated below. Published changes in these base utility rates ar changes in the other base operating cost schedules will establish the basis on which adjustments to Tenant's base ra per square foot will be determined as follows.

1. Utility Operating Cost Adjustment

          a. Base Criteria

             (I ) Utiity Base Year Consumption
                 The Base Rate Curve Sheet was  established on the basis of base
                 year  consumption   figures   calculated  t  Landlord's  system
                 engineers for each of the following utilities:

(a) Electricity

                 (b) Natural  gas

(c) Water and sewer The base year  consumption
                 figures were calculated to reflect the first operating year of full occupancy the Center.

             (2) Utility Base Rare Schedules

                 The Base Rate Curve Sheet was established on the basis of the Southern California Edison Compan Southern California Gas Company and Mesa Consolidated Water District rate schedules identified C Schedule 'A.' as to electricity, natural gas and water and sewer, respectively.

          b. Method of Calculation. For every published change in the electricity. natural gas and water and sewer utili rates, there shall be made a utility operating cost adjustment equal to Tenant's pro rata share of the increase' decrease in utility operating cost. The increase or decrease in utility operating cost shall be calculated I multiplying the published utility rate increase or decrease by the appropriate base year consumption figure, defined in Paragraph Al. above. Tenant's pro rata share of the utility operating cost increase ordecrease sh~be a fraction, the numerator of which shall be Tenant's floor area and the denominator of which shall be tt aggregate floor area of all tenants or other occupants connected to the central cold air distribution system at ti time of adjustment.

       2. Operating and Maintenance Personnel Cost Adjustment

          a. Base Criteria. The Base Rate Curve Sheet was established on the basis of an average per hour base labor ra for system operating and maintenance personnel calculated to reflect the average labor rate in effect in ti Center area labor marker for equivalent type personnel at the date indicated on Schedule 'A.

          b. Method of Calculation. For each ten cent ($0.10) increase or decrease in the average base labor rate, Tenani annual base rate per square foot shall be correspondingly increised or decreased to the extent of four-tenths one cent ($0004) per square foot of Tenant's floor area times the number of operating and maintenani personnel employed or under contract for the system at the time of adjustment.

     3.Insurance and Tax Cost Adjustment

     a. Base Criteria. The Base Rate Curve Sheet was established on the basis of the insurance and tax cos experienced as of the date indicated on Schedule 'A.

     b. Method ofAdjusrn'enr. Any increase or decrease in the costs used in subparagraph 3a. above shall be prorate Tenant's pro rata share of such insurance or tax costs increase or decrease shall be a fraction, the which shall be Tenant's floor area and the denominator of which shall be the aggregate floor area of all tenan or other occupants connected to the central plant cold air distribution system at the time of adjustment.

     4. Accounting and Administrative Personnel Cost Adjustment

     a. Base Criteria. The Base Rate Curve Sheet was established on the basis of the average accounting ar administrative personnel cost experienced as of the date indicated on Schedule 'A.

     b. Method of Calculation. For each ten cent ($0.10) increase or decrease in the average per hour accounting ar administrative personnel costs, the annual base rate per square foot shall be correspondingly increased decreased to the extent of two-tenths of one cent ($0002) per square foot of Tenant's floor area times tI number of accounting and administrative personnel employed by Landlord at the time of adjustment.

     B. Experience Adjustment

     In addition to the annual base rate adjustment provided in Paragraph A ofthis Section III, Landlord reserves the rig to increase or decrease the annual base rate per squre foot from time to time by the issuance ofa revised rate schedu based on Landlord's accumulated experience compiled from the operation of the ventilation and central cold a distribution system, including unusual or extraordinary costs in maintaining, repairing or replacing the ventilation ar cold air distribution system.

[graphic]

[graphic]

                                SOUTH COAST PLAZA

              DETAILED DESIGN CRITERIA AND STANDARDS FOR LANDLORD'S

                           WORK AND FOR TENANT'S WORK

Table of Contents

SECTION I SPECIAL CONDITIONS FOR TENANT'S DESIGN AND CONSTRUCTION WORK                         E-2

SECTION II ENCLOSED MALL BUILDING SHELL                                                        E-3

SECTION III ROOF MOUNTED PACKAGED VARIABLE AIR VOLUME VENTILATING AND AIR CONDITIONING SYSTEM  E-3

SECTION IV STORE FINISHING                                                                     E-4

A.           Architectural                                                                     E-4
B.           Signs                                                                             E-4
C.           Electrical                                                                        E-5
0.           Description of air Distribution System                                            E-5
E.           Landlord and Tenant Work Design Criteria for Plumbing and Gas Fitting             E-6

SECTION V BID AND CONSTRUCTION PROCEDURES FOR TENANT'S CONTRACTOR                              E-7

     * THIS EXHIBIT SET FORTH. IN GREATER DETAIL, CERTAIN ASPECTS OF LANDLORD'S WORK AND TENANT'S WORK SET FORTH GENERALLY IN EXHIBIT "C" AND SHOULD BE READ IN CONJUNCTION

                                    EXHIBIT E

     WITH EXHIBIT "C." EXHIBITS "C" AND o'E" ARE INTENDED, TOGETHER, TO SET FORTH COMPREHENSIVE STANDARDS AND CRITERIA WITH RESPECT TO TENANT'S WORK IN THE PREMISES.

     I SPECIAL CONDITIONS FOR TENANTS DESIGN AND CONSTRUCTION \WORK. This section sets font minimum standards of performance for the work required of Tenant by the Lease.

     A.Codes and Standards All work shall comply in all respects with the following:

     I.The Uniform Building Code and/or state, county, city or other laws, codes, ordinances, and regulations, as cad may apply according to rulings or determinations of governmental authorities having jurisdiction with respect to thc Center.

     2.Applicable standards orthe National Board ofFire Underwriters, the National Electrical Code, the American Ga Association, and the American Society of Heating, Refrigerating and Air Conditioning Engineers.

     3.Building material manufacturers' specifications.

     B. Drawings and Specifications.

     I. Plans shall include:

     (a)Floor Plan and Merchandising Plan (I/S" or 1/4" scale) showing the outline of the Premises and tht location and extent of interior partitions, sales fixtures, racks and fittings, decorative treatments, signs and displays storage, shelving, racks or other devices, counters, and all other materials, equipment and features (other thai merchandise) installed or placed in the Premises.

     (b)Reflected Ceiling Plan (1/8" or 1/4" scale) showing the outline of the sales area and the location, type and size of lighting fixtures, air diffusers, grilles, acoustical ceiling pattern or drywall and fire sprinkler heads.

     (c)Store Front Elevations and Sections, including sign design and details (minimum 1/4" scale).

     (d)Architectural cross sections and details as required (minimum 3/8" scale).

     (e)All Interior Elevations (minimum 1/4" scale).

     (f)Color and material sample board.

     2.Preliminary Plans and Specifications shall be prepared by a licensed architect and shall be of the degree 0 completeness shown in the "Standard Preliminary Drawings of Store and Finish Work" and "Sample Storefron Elevation Indicating Minimum Information for POM" collectively attached as Schedule "I" to this Exhibit "E." Outlin specifications submitted with the Preliminary Plans shall list the materials and equipment to be used.

     3.Working Drawings arid Specifications shall be prepared by a licensed architect (electrical and mechanical desigi and construction documents must be prepared by a licensed, professional engineer) and shall include drawing! specifications and bid forms of such scope as to completely delineate the construction work to be performed including.

     (a)Electrical calculations showing:

     I.Number of circuits

     2.Connected load of each circuit

     3.Number of spare circuits

     (b)Mechanical calculations showing:

     1.The heating required (transmission and ventilation losses) in each space.

     2.The ventilation supply and exhaust required for each space and the ventilation supply and exhau5 provided, if any.

     3.The cooling load in each space.

     4.The total air flow in each space.

     (c)Mechanical equipment data showing:

     I.Temperature control system including control diagram and specification of make.

     2.Gas calculations as required by the gas company providing service.

     (d)Engineered electrical drawings signed by an electrical engineer showing electrical loads in the Premises an accompanied by detailed electrical and mechanical calculations demonstrating compliance with Divisions 1-4 of Title 24 of the California Administrative Code.

     C. Approval of Drawings, Specifications and Contractors. In this Exhibit "E" any reference to "Landlord" shall mea Landlord or Landlord's tenant or construction coordinator~or other agents. The merchandising plans and preliminary an working drawings and specifications shall comply with the provisions set forth in Exhibit "C," the South Coast Plaza architectural design criteria manual and this Exhibit "E" and shall be subject to Landlord's approval. Later additions and/c alterations must also comply with Exhibit "C," the South Coast Plaza architectural design criteria manual and Exhibit "E" an must be approved by Landlord. Tenant shall use Landlord's approved tenant improvement contractor(s) ("Landlord contractor") to perform all Tenant's Work. Tenant shall be notified in advance of the day when Tenant may commence work.

     D.Utilities. Tenant shall obtain and deliver to Landlord all approvals with respect to electrical, gas, water and telephone work as may be required by the utility companies supplying the services. Tenant shall obtain utility service, including meter from the utility companies which supply service unless Landlord elects to supply service and/or meters. Landlord, a independent contractor, or an authorized utility company, as the case may be, shall have the right, subject to Landlord written approval, to run utility lines, pipes, conduits or ductwork, where necessary or desirable, through attic space, column space, partitions, beneath the floor slab, in or through other pans of the Premises and to repair, alter, replace or remove same, all in a manner which does not interfere unnecessarily with Tenant's use thereof.

     E.Casualty Insurance Requirements. Tenant shall cause to be carried or shall self-insure insurance against damage t fire and other casualty to the construction and improvements to be made by Tenant. Such insurance shall be in the amount and with such extended coverage endorsements as are required pursuant to Article VIII of the lease and shall name Landlord as an additional insured. Certificates for such insurance shall be delivered to Landlord before construction is started contractor's equipment is moved on the site. If during the course of tenant's Work any damage shall occur to the construction and improvements being made by Tenant, Tenant shall repair the same at Tenant's cost.

     F.Landlord's Right to Perform Tenant's Work. As described in Exhibit "C," the design for Tenant's ventilating and a conditioning work shall be performed by an air conditioning contractor designated by Landlord, at Tenant's cost. Landlord shall also have the right (but shall not be obligated) to perform by its own contractor or subcontractor, on behalf of and f{ the account of tenant, any Tenant's Work which Landlord determines should be so performed. Generally, such work shall t work which affects any structural component, including out not limited to, the Mall Building Shell or the general utility system located within the Mall Building Shell.

     Landlord may, at its option, by written notice given at least five(S) days prior to the commencement of such work, enter upon the Premises and perform such work and Landlord's cost of planning and performing such work shall become due and payable by Tenant as additional rent upon demand. Similarly, Landlord may, if Tenant fails to properly perform or correct any of tenant's Work within five (5) days after written notice from Landlord to Tenant setting forth such failure or deficiency, enter upon the Premises and perform such work and Landlord's cost of planning and performing such work shall be payable by Tenant as additional rent upon demand.

     G.Cooperation. Tenant's architects, engineers, and contractors will work in harmony with each other and with those of Landlord so as to insure proper maintenance of good labor relationships.

     H. Coordination. Tenant's Work shall be coordinated under Landlord's direction with work being done by Landlord and other tenants in the Center, so that Tenant's Work will not interfere with or delay the completion of any other construction work in the Center.

     I.Acceptance of work; Completion of Punchlist list Items. Landlord's Acceptance of Tenant's Work as being complete in accordance with the approved Working Drawings and Specifications and Exhibits "C" and "B" shall be subject ~to Landlord's inspection and subsequent written approval. Tenant shall give Landlord prior written notification of the anticipated completion date of Tenant's Work and shall schedule a "walk-through" prior to opening the Premises for business. The walk-through shall be attended by Tenant, Tenant's architect, Tenant's contractor and a representative of Landlord. A "punchlist" of items to be completed and/or corrected by Tenant shall be compiled. Tenant shall promptly correct and/or complete all items on such punchlist and failure to do so within thirty (30) days after the walk-through shall permit Landlord, without notice. to correct and/or complete such items pursuant to Article VII of the Lease. IN NO EVENT SHALL TENANT OPEN PRIOR TO SUCH WALK-THROUGH.

     j.Ownership of Improvements. Notwithstanding any other provision of this Exhibit "B,'t title to all of Tenant's Work under construction or completed and all alterations, improvements and additions thereto which are of a permanent nature and affixed to the Premises shall vest in Landlord, except trade fixtures and furniture installed by Tenant.


     II.ENCLOSED   MALL  BUILDING   SHELL  This  Section  sets  forth   detailed
specifications as to the Enclosed Mall Building Shell as constructed by Landlord and described generally in Exhibit "C."

     A. Structure.

     I. Frame. A structural frame of steel and concrete with floors and roofs designed to carry the following allowable live loads per square foot:

     (a) First, Second and Third Level Mall 75 pounds

     (b) Roof 20 pounds

     (c) Court and Malls 100 pounds

     2. Walls.

     (a) The interior side of all exterior walls will be exposed reinforced concrete, exposed masonry or metal studs.

     (b) Interior partitions separating tenant areas from common corridors or stairs will be exposed metal studs with finish extended to structure above on common area side only. Interior wall finish will extend only to finished wall ceiling.

     (c)The common area side of common corridors and stairs will be finished with a minimum of five-eighths inch (5/8") gypsum wall board or other one hour fire rated materials.

     3.Exterior Finishes. Wall finish of a suitable nature and of appropriate material, having a finished appearance and decorative quality as designed by Landlord's architect

     4. Interior Finishes.

     (a)Floors for tenant areas shall be smooth cement finish. The floor slab will be depressed 1/2" j below Enclosed Mall finished floor Tenant's finished floor elevation shall match the Enclosed Mall finished floor elevation.

     (b)Ceilings for tenant areas shall be exposed structural steel and/or exposed concrete on all levels.

     B.Utilities.

     I.ElectricaL See Exhibit "C."

     2.Water. If tenant (except for restrooms) should require water, Tenant will be individually supplied from Landlord's meter which will be located in a common area accessible to Tenant. Tenant shall be responsible for service lines from connection with Landlord's main to Premises. Tenants engaged in food preparation shall be responsible for both the service line from connection with Landlord's main to Premises and the meter at Tenant's sole expense.

     3.Gas. If Tenant (excluding Tenants involved in food preparation) should require gas, Tenant will be individually supplied from Landlord's meter which will be located in a common area accessible to Tenant. Tenant shall be responsible for service line from connection with Landlord's main to Premises. Tenants involved in food preparation shall be responsible for both the service line from connection with Landlord's main to Premises and the meter at Tenant's sole expense.

     4.Telephone. See Exhibit "C."

     5.Fire Sprinklers. A complete system of fire sprinklers shall be installed throughout the Enclosed Mall Building Shell as required by applicable Code.


     III.ROOF  MOUNTED  PACKAGED   VARIABLE  AIR  VOLUME   VENTILATING  AND  AIR
CONDITIONING SYSTEM.

     A.Roof mounted packaged variable air volume systems will serve all tenant areas by means of medium pressure duct mains which will distribute air to each tenant store.

     B.The duct mains will extend into each tenant area for connection to variable air volume (VAV) boxes furnished by Tenant as a part of Tenant's Work.

     C.Temperature controls shall be electric and furnished by Tenant as a part of Tenant's Work and will vary the air volume to meet the space temperature set point. All boxes are to be pressure independent.

     IV. STORE FINISHING. This portion of this Exhibit shall govern the design and installation of architectural finishes, signs, mechanical, plumbing and electrical Systems for store finishing. Permission for any deviations by Tenant from the provisions hereof must be obtained in writing from Landlord.

     A. Architectural. All materials and methods of construction listed herein are intended to indicate the minimum acceptable level of quality and performance. Alternate or additional materials and methods of construction are subject to the prior written approval of Landlord.

     I.Areas in the Enclosed Mall Building accessible to customers, including but not limited to sales areas, dressing and fitting rooms, restrooms, office areas, etc.:

     (a)Ceilings  shall  be  gypsum  board  or  non-combustible   acoustic  tile
suspended on an adequate concealed spline suspension system supported from hanger wires. The space above the ceiling line which is not occupied by or allotted to Landlord's work (structural members, duct work, piping, etc.) may be used for installation of suspended ceilings. recessed lighting fixtures, and duct work. Tenant ceiling and store front design shall be such that an eighteen inch (IS") smoke curtain drop is maintained between the Premises and the Enclosed Mall.

     (b) Interior All partition walls separating tenants or tenant areas from common areas will extend to a height of twelve feet with I" x I" wire fabric or other security methods as approved by Landlord to structure. Finish materials on partitions separating tenants or separating tenant areas from common corridors or stairs will extend to Tenant's finished ceiling. All such partitions shall be finished with five eighths inch (5/8") thick type X gypsum wallboard applied to metal studs with mechanical fasteners in such a manner that the wall, when finished on both sides, will be an approved one-hour fire resistant wall. Joints shall be taped and floated.

     (c)Partitions within the Premises shall meet fire resistance specified in governing building code.

     (d)Floors. Minimum standards for floor covering where required shall be resilient, vinyl tile. All raised floor areas shall be of fire resistant materials meeting applicable building code requirements or be serviced by sprinklers meeting applicable code requirements.

     (e)Store Fronts. All storefronts shall be creatively designed in a manner consistent with the architectural integrity of the Enclosed Mall and shall incorporate only first quality design, architectural detailing, lighting and security provisions.

     (f)Swinging Entrance Doors must be recessed in such a manner that the door when open will not project beyond the lease line defining the Premises. Entrance doors shall have concealed door closers. No store front or any pan thereof shall project beyond the lease lines describing the limits of the Premises. MI glass in all entrance doors, and all glass in door sidelights, shall be heat tempered.

     (g)All Planters shall be self-contained with no discharge of water permitted and are subject to Landlord's approval.

     (h)Structural Members. Tenant will perform all necessary patching or repair work with respect to fireproofing on all monocoate structural members in the Premises.

     2.Areas not accessible to customers in the Enclosed Mall Building: All areas in the Enclosed Mall Building at all levels not accessible to customers shall have not less than the following minimum finish:

     (a)Ceiling Finish, Painting. Floor Covering not required.

     (b)Interior Metal Stud Partitions separating tenants or separating tenant areas from common corridors or stairs shall be finished to structure subject to provisions for return air plennum, with five-eighths inch (5/8") thick X gypsum wall board applied to metal studs with mechanical fasteners in such a manner that the wall when finished on both sides will be an approved one-hour fire resistant wall.

     (c)Interior Partitions within Premises shall meet fire resistance specified in governing code.

     B. Signs

     I.Introduction. It is intended by these criteria that the signs for Tenant stores be developed in an imaginative and varied manner. The development of signs with various styles and materials, consistent with the materials referenced below and the design criteria set forth below, is encouraged.

     2.Administration. Landlord's written approval of tenant's prepared sign drawings and specifications is mandatory. Landlord reserves the right to reject any sign design which in its sole opinion is not compatible with the esthetics of the Center EXCEPTIONS TO SIGN CRITERIA WILL BE EXTREMELY RARE AND MUST BE IN WRITING SIGNED BY LANDLORD OR ITS ARCHITECT

     3.Other Materials. Landlord has established detailed sign criteria for the Center, and the following paragraph is merely a summary of the principal provisions thereof A copy of such sign criteria is attached to the lease as Exhibit "H." In addition, reference should also be made to the South Coast Plaza architectural design criteria manual.

     4.Criteria. Interior Signs for tenants in Enclosed Mall Building:

     (a)All signs and identifying marks shall occur within the limits of demised Premises between the floor line and twelve-foot ceiling line except as allowed in (b) below.

     (b)Signs shall not project beyond the line of the Premises bordering common areas more than two (2") inches if less than eight (8') feet above finished floor line or more than six (6") inches if above eight (8') feet.

     (c)Signs may be placed at a right angle to the store front only inside the lease line of the Premises.

     (d)The wording of signs shall be limited to the store name only.

     (e)Corporate crests, shields or insignia are acceptable. Corporate crests, shields or insignia shall not exceed eighteen (18") inches in width or height.

     (f)Multiple or repetitive signs may be allowed provided the aggregate area of such signs conforms to the limitations set forth herein.

     (g)Paper signs and stickers shall be prohibited.

     (h)Signs shall have no moving or flashing lights.

     (i)Letters may be back-illuminated with lamps contained wholly within the depth of the letter and with maximum brightness~s not in excess of 100 foot lamberts. Non-illuminated letters installed entirely within the Premises may deviate from restrictions of height and area only with the prior written approval of Landlord.

     (j)No exposed cond tubing, raceways, ballast boxes, or transfu(pound)1ners will be permitted.

     (k) Sign company names or stamps shall be concealed.

     (I) The average height of letters shall not exceed eighteen (IS") inches.

     (m) The total sign area (rectangle enclosing each group of letters. symbols and logos) for each facade fronting on common area (Mall, side malls, and mall courts), shall not exceed ten percent (10%) of the area of the store front.

     (n) Working Drawings must include sign design and specifications.

     (o) Sign shall be a minimum or three feet (30") from neutral strip and the horizontal dimension of signs shall not exceed two-thirds (2/3) the width of store frontage.

     (p) Boxed, cabinet or "CAN" signs are not permitted.

     (q) Landlord has established detailed sign criteria for the Center and the foregoing is merely a summary of the principal provisions thereof A copy of such sign criteria is attached to the lease as Exhibit "H."

     C. Electrical

     I. Electrical System shall be designed for available short circuit duty.

     2. Tenant's Electrical~ Load for lighting and power requirements shall not exceed an average of 4.5 watts per square foot of Floor Area.

     3. Materials, Products and Equipment, including all components thereof, shall be new and selected from the Underwriters Laboratories List of Approved Items and shall meet requirements of ASTM, IESE, APCEA, NEC, NEMA. CBM and other recognized standards and shall be sized in conformity with requirements of the National Electrical Code and other applicable codes, whichever are more stringent. Copper wiring will be used exclusively in all installations.

     4. Lighting Panelboards shall be the 3 phase, 4 wire distributed phasing type, cabinets shall be constructed of code gauge steel, totally enclosed, wall mounted or free-standing.

     (a) All breakers shall be of the bolted type.

     (b) Lighting circuits shall be 20 ampere capacity, with connected load not to exceed 70% of breaker trip rating.

     (c) Circuit breakers shall be thermal magnetic type, molded case with all two and three pole breakers of the common trip type. One spare circuit breaker of 20 ampere capacity shall be provided for every five active circuits.

     5. Magnetic Motor Starters shall be used for integral horsepower motors. Starters shall have three (3) overload elements. Combination starters, when used, shall contain AB circuit breakers or fused switches with double element fuses.

     6. Illumination. The store lighting, especially as it pertains to heat production, should be coordinated with the air conditioning design criteria set forth in Paragraph D below. Store lighting shall not include exposed fluorescent fixtures.

     7. Installation shall be as follows:

     (a) All work shall be installed so as to be readily accessible for operating, servicing, maintaining and repairing.

     (b) Hangers shall include all miscellaneous steel, such as channels, rods, etc., necessary for the installation of work. Hangers shall be fastened to steel, concrete or masonry, but not to piping and the electrical work shall be installed in a manner which will not overload the building structure.

     (c) All conduits shall be concealed.

     (d) Conductors shall be in conduits, ducts, or approved raceways.

     8.  Grounding  shall  be  as  follows:   (a)  Conductors  in  conduit.  (b)
Connections bolted or brazed. (c) Connections to cold water lines for each conduit system and neutrals of transformer.

     9. Maintenance and Operation

     (a) Tenant shall maintain all electrical equipment and distribution systems within the Premises and promptly replace faulty or burned-out lamps.

     (b) Tenant shall keep the Premises adequately lighted at all times when open for business.

     10. Electrical Data Tabulation. Tenant shall submit to Landlord, for information and approval, two copies of an electrical data tabulation sheet on Landlord's form, completed with required data for determination of service and feeder

     11.Distribution Panels shall be of the convertible type. Circuit breakers shall be thermal magnetic type, molded case, with all two and three pole breakers of the common trip type.

     D. Description of Air Distribution System

     I.  Heating,  ventilating  and  conditioned  air for the Enclosed  Mall and
tenant  areas  will  be  provided   from  various  roof  mounted   packaged  air
conditioning units.

     2. All control systems will be electric.

     3. The heating, ventilating and cooling systems for the Enclosed Mall will be provided complete by Landlord.

     4. The ventilating and cooling systems for the tenant areas will be of the all-air type. Supply unit and unit controls will be provided by Landlord. A medium pressure supply main will run throughout each floor level within tenant areas. Low pressure ductwork and the variable volume boxes will be part of Tenant's Work. Also, Tenant's Work will include diffusers, registers, grilles, duct insulation, and zone and area electric control devices within each tenant area. Spaces above ceilings in tenant areas will be utilized as return air plenums. Return air registers in tenant area ceilings will be provided as a part of Tenant's Work. A toilet exhaust main will also be provided for connection by Tenant.

     (a) Tenant Area Criteria

     I. Design Conditions-Heating

     a) inside dry bulb temperature: 700 F

     b) Outside dry bulb temperature: 360 F

     2. Design Conditions-Cooling

     a) Inside dry bulb temperature: 750 F

     b) Maximum inside relative humidity: 50%

     c) Outside dry' bulb ten rature: 88~ F

     d) Outside wet bulb temperature: 70~ F

     3. Information on Supply' Air Quantities

     a) Tenant Area: Maximum of 1.20 average CFM per square foot over total Floor Area.

     b) Outside Air: Maximum of 0.1 CFM per square foot (included in item a) (b) Miscellaneous Tenant Responsibilities

     I. All odor and moisture producing areas must be exhausted by special exhaust systems to atmosphere. This includes employee and public toilets, kitchens, beauty parlors and alteration rooms. Special exhaust systems shall be designed to prevent odors and/or moisture from entering the general air conditioning system and from traveling beyond the Premises. Exhaust air quantities shall not be less than required by code.

     2. Special Exhaust ~'stem shall be provided com~lete by Tenant. Work by Tenant will include ductwork, fans, registers and grilles. Ductwork will terminate outside of building above roof in locations approved by Landlord. Special exhaust systems shall not draw air from the ceiling return air plenums. In all cases, ductwork shall connect directly to exhaust hoods in ventilated spaces or to registers or grilles mounted in ceiling in ventilated spaces.

     3. Any Special Exhaust Systems will have to be compensated by additional outside air make-up in the air conditioning system. Therefore, any exhaust air will result in additional charges in accordance with the outside air charge rate curve.

     4. Special cooling and heating ~stenrs such as required for refrigeration display cases and walk-in coolers, and for alteration room steam-pressing and blocking equipment shall be provided complete by Tenant. Energy and equipment for heating or cooling shall be provided entirely by Tenant. Any exhaust or make-up air requirements for this service will be provided by Tenant and may not be exhausted into the return air plenum.

     5. Location of Equipment serving special exhaust and make-up air systems and special heating and cooling systems shall be designated and/or approved by Landlord. Routing of ductwork serving exhaust and make-up air systems and routing of piping serving special heating and cooling systems shall be designated and/or approved by Landlord.

     6. All Tenant Stores Air Conditioning Exhaust or Special Cooling or Heating Systems shall be submitted to Landlord for approval in the manner provided in
Section 1 of this Exhibit "E."

     7. Maintenance. Shall be performed by Tenant periodically throughout the term on the VAV boxes and related parts of the system located in the Premises.

     (c) Requirements for Tenant's Work

     I. Design and Equipment Selection:

     a) Refer to Tenant Area Criteria (Paragraph D.4.a above) for the following:

     I )Required cooling design conditions.

     2) Maximum supply air quantities provided by Landlord.

     3) Supply air temperatures.

     4) Supply air pressures.

     2. Materials and Methods of Construction and Workmanship

     a) MI material shall be new and free from defects.

     b) Installation and materials, including ductwork and fire dampers, shall meet the requirements of the City of Costa Mesa, the State of California, the Factory Insurance Association (FIA.), and the Pacific Fire Rating Bureau, whichever is most stringent.

     c) Allductwork shall be galvanized steel except ductwork for kitchen or other special equipment which shall be in accordance with applicable code requirements.

     d) Insulation on supply ductwork shall be no less than I" thick No. I pcf duct wrap.

     e) Allductwork within the Premises shall be complete with diffusers, dampers, extractors, turning vanes. hangers and specialties.

     3. Testing and Balancing

     a) Allair outlets shall be adjusted as a pan of Tenant's Work to provide the air quantities shown on tenant air conditioning drawings.

     b) After completion of air balance work, the volume adjustment knobs or levers on all air valves and mixing boxes in the Premises shall be locked and the keys shall be turned over immediately to Landlord.

     c) Allair balancing shall be performed by a certified air balancing company. After completion of air balancing. a typewritten report shall be prepared by such company and three copies shall be submitted to Landlord. The report shall show actual air volume readings at all inlets and outlets to the air conditioning supply, exhaust and make-up air systems. Static pressure and air volume readings shall be shown for each supply and exhaust fan. Air inlets and outlets, fans and air handling units shall be identified by manufacturer, type, model number and size. Each report shall include a summary tabulation showing the following:

     1) Floor level and area in square feet of the Premises.

     2) Total CFM air supplied to the Premises from air conditioning system.

     3) Total CFM air exhaust from the Premises.

     4) Total CFM make-up air supplied to the Premises.

     E. Landlord and Tenant Work Design Criteria for Plumbing and Gas Fitting.

     1. All plumbing shall be constructed in conformance with all applicable codes and ordinances.

     2. During the term of the lease, Tenant shall maintain all plumbing facilities in conformance with all ordinances. Tenant shall also maintain, including periodic flushing, Tenant's sewer line to Landlord's main.

     3. If supplementary plumbing facilities are installed, service piping for such facilities shall be concealed in accessible service chases. Water closets. urinals, lavatories, janitor sinks, and drinking fountains shall be of good standard manufacture. If hot water tank is provided by Tenant for its domestic hot water requirements, then hot water tanks shall be less than 80 gallons capacity, shall be electric automatic, and shall have all necessary safety controls.

     4. If food is prepared on the Premises, Health Department requirements may include (a) enlargement of the sewer line from the Premises to the main sewer line and (b) installation of a grease trap in any kitchen floor drain. Such installations, and cleaning and n. ..tenance thereof in accordance with Health Department requirements, shall be Tenant's sole responsibility, both as to payment of costs and performance.

     V. BID AND CONSTRUCTION PROCEDURES FOR TENANT'S CONTRACTOR. To assure construction of Tenant's Work without undue interference with the operations of the Center and in compliance with the provisions of the Lease and Exhibits "C" and "E," Landlord has designated a tenant improvement contractor(s)("Landlord's Contractor"). Landlord's Contractor(s) shall be used by Tenant to perform Tenant's work and shall obtain a minimum of three (3) competitive bids from all subcontractors to assure a competitive cost for Tenant's Work. In addition, all HVAC design work must be performed by an air conditioning engineer designated by Landlord. When requesting bids or contracts with respect to Tenant's Work, Tenant shall present for signature and return to Landlord Landlord's standard form "Contractors Bid and. Construction Procedure" (copies of which may be obtained from Landlord's construction coordinator located in the Management Offices of the Center). The following shall apply, however, irrespective of the execution and return ofsuch instrument and Tenant shall, in any event, be responsible for compliance with the following procedures.

     A. Procedures Regarding Bids and Contracti

     1. Each contractor shall review the plans, drawings. specifications and other descriptive material regarding Tenant's Work and direct any questions regarding these materials to Tenant's architect or Landlord's construction coordinator prior to submitting a bid or contract proposal.

     2.Each contractor shall review the lease exhibits which pertain to Tenant's Work and become familiar with them.

     3.Each contractor shall state in his bid or contract proposal the number of days required to complete Tenant's Work.

     4.Each contractor shall state in his bid or contract proposal all items of work that deviate from the approved plans, drawings or specifications and shall set fonh clearly the alternates which he proposes.

     5.Each contractor shall include in his bid or contract proposal a provision that he will guarantee that Tenant's Work shall be free from any defects in workmanship and materials for a period of not less than one (I) year from the date of completion thereof Such contractor shall be responsible for the replacement or repair. without additional charge, of all work done or furnished in accordance with his contract which shall become defective within one (1) year after substantial completion of the work. The correction of such work shall include, without additional charge, all additional expenses or damages in connection with such removal or replacement of all or any part ofTenant's Work, the Enclosed Mall Building Shell and/or the common area improvements which may be damaged or disturbed thereby. Such warranties or guaranties as to materials and workmanship of or with respect to Tenant's Work shall be contained in the contract and shall be so written that such guaranties or warranties shall inure to the benefit of both Landlord and Tenant, as their respective interests may appear and can be directly enforced by either. Upon completion of Tenant's Work, the contractor and/or architect shall furnish to Landlord two (2) copies approved by the contractor of all warranties, guaranties and operating manuals relating to the equipment installed as a part of Tenant's Work.

     B. Procedures Prior to Commencement of Tenant's Work

     1.Tenant's contractors will review Landlord's "as-built" drawings with respect to the Center to become familiar with existing conditions relating to sewers, water lines, sprinkler lines, concrete slabs and structural members.4

     2.Tenant's contractor will visit the Premises and the Center to determine the location of existing "temporary" power and will arrange for temporary electrical service and other temporary utilities as necessary to the Premises meeting all O.S.H.A. codes. The cost of bringing such temporary services to the Premises, and the costs of such services, shall be Tenant's responsibility as provided in Exhibit "C." Such contractor shall review with Landlord's construction coordinator the location of electrical and other services and be aware of the distance and requirements to bring these services to the Premises.

     3.Tenant's contractor shall submit to Landlord's construction coordinator for approval a list of proposed subcontractors and a bar chart progress schedule listing suppliers, major items and any key sub-items.

     4.Tenant's contractor shall hold a pre-construction meeting with Landlord's construction coordinator to review and schedule Tenant's Work and to discuss any unusual aspects thereof or problems anticipated in connection therewith.

     5.Tenant's contractor shall select only subcontractors who diligently perform their work in a timely manner.

     6.Tenant's contractor shall obtain and pay for all necessary permits with respect to Tenant's Work.

     7.Tenant's contractor shall obtain from each subcontractor a written guaranty or warranty of the type set fonh in AS above, covenng the portion(s) of Tenant's Work for which such subcontractor is responsible. Tenant's sole responsibility, both as to payment of costs and performance.

     C. Procedures During Construction of Tenant's Work

     I.Tenant's contractor shall do or cause to be done all demolition work such as jackhammer work, concrete saw cutting, wrecking and removal oftrash in a manner that does not create noise, dust and interference with the operations of the Center. All jackhammer and similar work shall stop at 10:00 A.M. each morning, unless approval to continue past such hour is obtained in advance from Landlord's construction coordinator

     2.Tenant's contractor and any subcontractor participating in Tenant's Work shall obtain approval from Landlord for any space outside of the Premises within the Center, including all exterior areas, which such contractor or subcontractor desires to use for storage, handling and moving of materials and equipment, as well as for the location of any field office and/or facilities for personnel.

     3.Tenant's contractor shall maintain a clean and orderly jobsite and shall not use the trash removal system for the Center to remove trash form the Premises. Tenant's contractor and all subcontractors participating in Tenant's Work shall remove and dispose of, at least once a week and more frequently as Landlord may direct, all debris and rubbish caused by or resulting from the construction of Tenant's Work and, upon completion, remove all temporary structures. surplus materials, debris and rubbish of whatever kind remaining in the Premises or within the Center which has been brought in or created by the contractor and subcontractors performing Tenant's Work. If any such contractor shall neglect, refuse, or fail to remove any such debris, rubbish, surplus material or temporary structures within two (2) days after notice to Tenant's contractor from Landlord, Landlord may cause the same to be removed by contract or otherwise as Landlord may determine expendient and charge the cost thereof to such contractor.

     4. If the Premises have service~c doors, Tenant's contractors shall arrange for all employees, tools, equipment and supervisory personnel to enter and exit the Premises through such service doors. Tenant's contractor shall be responsible to clean up any dust, dirt, or tracks which result from entry or exit through any other doors or entrances to the Center When size and shape of materials or equipment makes impossible the use of the service doors, permission for access through other entrances will be granted by the Security Department, but only prior to 10:00 A.M. Where the premises do not have service doors, Tenant's contractor shall cause materials and major items to be delivered prior to 10:00 A.M. Tenant's contractor shall also maintain proper cleanup and dust removal during the course of the working day.

     5. Prior to the installation of floor fill which is applied over the concrete sub-floor, a method of adhesion to the sub-floor shall be submitted for approval by Landlord's construction coordinator. Landlord's construction coordinator shall inspect the area to receive floor fill prior to filling and approve the method of adhesion.

     6. Tenant's contractor will be responsible for advising his subcontractor doing fire protection work of Landlord's regulations and method of reporting "shutdown" of landlord's fire protection system to Landlord prior to the start of any work of this type. In addition, Tenant's contractor shall be aware of the monocoate fire protection on structural steel and shall be held responsible for the protection and repair of same.

     7. Tenant's contractor shall notify Landlord's construction coordinator in writing of any long delivery or special condition items which appear to create time delays or excessive costs with respect to Tenant's Work.

     D. Miscellaneous Procedures

     1. Tenant's Work and all portions thereof shall be performed in a first class and workmanlike manner in conformity with the Working Drawings approved by Landlord. Any matters of design criteria or work which are not in conformity with the Working Drawings and the procedures set forth in this Exhibit "E" and Exhibit "C" shall be promptly reported to Landlord's construction coordinator. Upon completion of Tenant's Work, the Premises shall be in good and usable condition.

     2. Tenant's contractor shall provide on-the-job supervision when subcontractors or employees are working in the Premises. The supervisor for Tenant's contractor shall be responsible for conformance to all Center regulations regarding tenant construction. A reasonable portion of Tenant's Work shall be performed by Tenant's contractor to allow him to maintain control of the work in progress.

     3. Tenant's contractor shall maintain and require all subcontractors to maintain worker's compensation insurance covering all of their respective employees and shall also carry public liability insurance, including property damage. with limits and on forms and in companies approved by Landlord, and the policies therefor shall insure Landlord and Tenant as well as the contractor. Certificates for all of the foregoing insurance shall be delivered to Landlord before construction is started or contractor's equipment is moved onto the site.

     4. Tenant's contractor shall cooperate with and coordinate scheduling of construction with Landlord's construction coordinator to avoid interference with other construction work in and about the Center or interference with the operations of the Center and its tenants.

     5. Upon completion of tenant's Work, Tenant's contractor and Tenant's architect shall furnish to Landlord one (I) complete set of as-built, reproducible drawings on mylar depicting the improvements constructed as Tenant's Work. As built drawings shall clearly show by means of notes, clouding and dates changes to the construction documents.

[graphic]

[graphic]

                   ACCELERATED BUILDING PLAN REVIEW AGREEMENT


     THIS AGREEMENT, dated ________ is made by the CITY OF COSTA MESA, municipal corporation, (CITY) and _______________ (DEVELOPER) and (ENGINEER) IN Costa Mesa, California.



                               W I T N E S S E T H

     WHEREAS, the CITY has established a procedure whereby a DEVELOPER may retain the services or a qualified independent ENGINEER to perform the building plan review normally conducted by the CITY or its private contractors: and

     WHEREAS,  DEVELOPER proposes to utilize the accelerated plan review process
in   connection   with  the  proposed   development   of  property   located  at
__________________________ in the city of Costa Mesa; and

     WHEREAS,  ENGINEER  represents  that he is duly  licensed  by the  State of
California,   and  that  he   shall   meet  all   minimum   qualifications   and
responsibilities required by CITY as hereinafter stated; and

     WHEREAS, DEVELOPER understands and agrees that no building permit shall be issued until all requirements and conditions of this agreement have been satisfied; and

     WHEREAS, ENGINEER represents that he has that degree of specialized expertise contemplated within California Government Code Section 37103 and holds all necessary licenses to practice and perform the services herein contemplated; and

     WHEREAS,  no official  or employee of CITY has a financial  interest in the
subject  matter  of  this  agreement   contemplated  within  the  provisions  of
California Government Code, Sections 1090-1092; and

     WHEREAS, ENGINEER declares that he shall perform the services herein contemplated in compliance with the Federal and California Laws related to minimum hours and wages, (40 U.S.C. 276 A ca seq. and California Labor Code
Section 6300 et. seq. and California Labor Code, Section 1410 et seq.), to the extent same are applicable herein.

     NOW THEREFORE, Inconsideration of the mutual promises of the parties, and other good and sufficient consideration, the parties agree to the following:

     I. BUILDING PLAN REVIEW SERVICES

     A.CITY does hereby agree to accept ENGINEER to perform building plan review in accordance with the terms and conditions herein set forth.

     B.ENGINEER shall review plans for compliance with pertinent City and State regulations falling within the purview of the building official of the City of Costa Mesa.

     II. FEES FOR BUILDING PLAN REVIEW SERVICE

     A.Fees for performing the building plan review shall be negotiated between DEVELOPER and the ENGINEER and said fees shall be paid to ENGINEER by DEVELOPER. The CITY shall not be responsible to ENGINEER to any extent for the fee owed by DEVELOPER. CITY shall not be called upon to assume any liability for the direct or indirect payment of the fee owed by DEVELOPER or of any salary. wage, or compensation of any person employed by ENGINEER.

     B.At the time the building permit is issued, an administrative fee equal to 25 percent of what would normally have been the plan check fee, had the plans been checked by the CITY. will be charged and collected by the CITY. This fee will be in addition to the building permit fee.

     III.LIABILITY EXPOSURE AND COVERAGE

     A.All officers, agents, employees, and subcontractors, and their agents, officers, and employees who are hired by or engaged by ENGINEER in the performance of the building plan review. shall be deemed officers, agents, and employees and subcontractors of ENGINEER only and CITY shall not be liable for their acts or omissions nor responsible to them for anything whatsoever.

     B ENGINEER and DEVELOPER shall each separately indemnify and save harmless CITY, its officers, and its employees, from and against any and all damages to property or injuries to, or death of any person or persons, including property and employees of CITY, and shall defend, save harmless, and indemnify CITY, its officers, and its employees, from and against any and all claims, demands, liabilities, suits, actions, proceedings, or judgments therefor. resulting from or arising out of their own negligent acts or omissions or the negligent acts or omissions of their respective employees or subcontractors; except that neither ENGINEER nor DEVELOPER shall hereby incur any such obligation for the negligent acts or omissions of the other.

     C.ENGINEER shall obtain and maintain the following insurance coverage:

     1. COMPREHENSIVE GENERAL LIABILITY coverage with policy limits of not less than$1,000,000 combined single limit per occurrence, with CITY as additional insured, and with an endorsement thatthe insurance provided the CITY as additional insured shall be deemed primary and noncontributing with anyother insurance of CITY

     2. PROFESSIONAL LIABILITY coverage for $1,000,000 with a contractual liability provision sufficient to insure Paragraph III. B. above. .4

     3. WORKER'S COMPENSATION INSURANCE in statutory amount.

     4. The general and professional liability insurance shall provide continued coverage for at least 12months following completion of construction of the project and shall not be canceled, modified, or reduced without first giving CITY thirty (30) days written notice.

     D. ENGINEER shall provide CITY certificates of insurance acceptable to the CITY Attorney showing the above coverage and policy endorsements prior to commencement of any plan check services.


                                  EXHIBIT F

     IV. GENERAL CONDITIONS

     A. The  ENGINEER  shall  comply  with all the  provisions  of the  Worker's
Compensation insurance and Safety Acts of the State of California, the applicable provisions of Division 4 and S of the California Labor Code. and all amendments thereto, and regulations adopted pursuant thereto by the State Department of Labor and similar State or Federal acts or laws applicable.

     B.ENGINEER shall certify in a form and manner acceptable to CITY that the plans he has checked comply with all applicable codes, ordinances, and laws relating to the particular type of development proposed and that permits may be issued for the construction of same.

     C.If omissions or errors in the plans are discovered during the course of construction, corrections shall be made at no cost to CITY. and all work performed shall be required to comply with the codes and ordinances of CITY prior to final building inspection.

     D.DEVELOPER shall, prior to or concurrently with the building plan review by ENGINEER, contact the Planning Division, Fire Marshal, and/or Public Services Department of CITY, the Costa Mesa Sanitary' District and/or the Mesa Consolidated Water District to determine any conditions or special requirements which may be administered by those departments. Failure to do so may delay issuance of building permits.

     E.The licensed architect, registered engineer, or other authorized person, entity, or corporation who prepared or supervised preparation of the project plans, specifications, and/or engineering calculations being reviewed, shall not be associated in any way with ENGINEER.


     V. RESPONSIBILITIES OF ENGINEER ENGINEER shall review plans for compliance with pertinent CITY and State regulations falling within the purview of the building official of the CITY. More specifically, the services to be performed by ENGINEER shall consist of but not be limited to:

    PLAN CHECK

     a.Classify the building and verify compliance for the following:

     I)Occupancy group

     2) Type of construction

     3) Location on property

     4) Floor area

     5) Height and number of stories

     6) Occupant load

     b.Verify compliance of the building with detailed occupancy requirements.

     C.Verify compliance of the building with detailed type of construction requirements.

     d.Verify compliance of the building with exit requirements.

     e.Verify compliance of the building with detailed Code regulations.

     f.Verify compliance with engineering regulations and requirements for materials of construction.

     g.Verify compliance with California Title 24 by reviewing mechanical and electrical plan schedules and work sheets for thermal insulation.

     h.Verify compliance with California Title 25 and Section 13-144 of the Costa Mesa Municipal! Ordinances by reviewing mechanical, electrical, and plumbing plans, details, calculations, and any required Acoustical Engineer's report.

     i.Provide the following:

     I ) Coordinate with CITY Engineering personnel for grades determination

     2) Provide drainage review by CITY Ordinance

     3) Check drainage flow "Q" calculations

     j.Review plumbing, electrical, and heating drawings

     k. Provide for review and verification of all of the above items until all corrections are made and all data are in compliance with all codes, ordinances, and State and Federal Laws.


     VI. CERTIFICATION

     The following certification statement shall appear on each page of the drawings submitted and shall be signed and dated by the registered architect or
ENGINEER:



                       ARCHITECT OR ENGINEER CERTIFICATION

     I hereby certify that the work proposed to be done on these plans is in conformance with all Codes and Ordinances of the CITY of Costa Mesa and further, if omissions or errors are discovered, I understand that the work performed will be required to comply with the Codes and Ordinances of the CITY of Costa Mesa prior to final building inspection.

                  Signature                Date           State License


     VII.PERMIT ISSUANCE

     Building   permits  shall  be  issued  by  CITY  upon   completion  of  all
requirements specified above and upon completion of all requirements of any other affected department of CITY or other guvemmental agency.

     VIII. ACKNOWLEDGENIENTS

     - DEVELOPER and ENGINEER acknowledge that they have read and understand the above statement of conditions, requirements, and direction and agree to perform accordingly. Furthermore, they understand that no building permits shall be issued for any project until these requirements have been satisfied, and they certify that no work has been undertaken by the ENGINEER involving plan check services prior to submittal of the required certificates of insurance and prior to approval of same by the Costa Mesa City Attorney.


     IX. INCORPORATION OF EXHIBIT AS TO SCOPE OF PROJECT

     The scope of project description attached hereto as Exhibit "A" is hereby incorporated by reference. All of the provisions of this Agreement shall be construed in accordance with the particular project covered by this AgreemenL Without limiting the generality of the foregoing, DEVELOPER and ENGINEER shall only be reponsible for compliance ofthe plans and construction of the work in accordance with such of the requirements set forth in Paragraph Vabove as are applicable to the particular project covered by this Agreement.


     IN WITNESS WHEREOF the parties have signed below.


    DEVELOPER:









     ENGINEER:

                   RULES AND REGULATIONS FOR SOUTH COAST PLAZA
                      WHICH CONSTITUTE A PART OF THE LEASE

     1. No tenant or its agents or employees shall loiter in the enclosed mall areas or other common areas of South Coast Plaza (the "Center"), nor shall they in any way obsc;tict the sidewalks, entry passages, pedestrian passageways, driveways, entrances and exits to the Center, and they shall use the same only as passageways to and from their respective premises. Each tenant and its employees shall comply with all regulations with respect to the common areas, including, but not by way of limitation, posted speed limits. directional markings and parking stall markings. Landlord reserves the right to exclude or expel from the Center any person who, in the judgment or Landlord, is intoxicated or under the influence of liquor or drugs, or who shall in any manner do any act in violation of the rules and regulations of the Center.

     2. No doors, windows, lights and skylights that reflect or admit light into the common areas of the Center shall be covered or obstructed by any tenant, and doors leading into the common areas (other than the Enclosed Mall) from tenant premises shall not be left open by any tenant.

     3. Water closets and urinals shall not be used for any purpose other than those for which they were constructed, and no rubbish, newspapers or other substances of any kind shall be thrown into them. No tenant or his agents and employees shall throw or discard cigar or cigarette butts on other substances or litter of any kind in or about South Coast Plaza, except in receptacles placed therein for such purposes by Landlord or governmental authorities. All garbage, including wet garbage, refuse and trash shall be placed by each tenant in the receptacles provided by Landlord for that purpose. No tenant shall place in any trash receptacle of the Center any material which cannot be disposed of in the ordinary and customary manner of trash and garbage disposal. All garbage and refuse disposal shall be made in accordance with directions issued from time to time by Landlord.

     4. All trash. refuse and waste materials shall be regularly removed from the premises of each tenant of the Center, and until removal shall be stored (a) in adequate containers, which such containers shall be located so as not to be visible to the general public shopping in the Center, and (b) so as not to constitute any health or fire hazard or nuisance to any occupant of the Center.

     5. No tenant shall place or allow anything to be placed against or near any glass doors or windows whIch may, in Landlord's opinion, appear unsightly from outside the Premises.

     6. No tenant shall do anything in any premises, or bring or keep anything therein, which will in any way increase or tend to increase the risk of fire or the rate of fire insurance or which shall conflict with applicable law, rules or regulations established by any governmental body or official havingjurisdiction, the regulations of the fire department or the provisions or requirements of any insurance policy on such premises or any pan thereof. No tenant shall use any machinery in its premises, even though the installation may have been originally permitted, which may cause any unreasonable noise orjar, or tremor to the floors or walls, or which by its weight might injure the walls or floors Sr such premises or any other portion of the Center.

     7. No tenant shall place a load upon any floor which exceeds the load per square foot which such floor was designed to carry and which is allowed by law. Landlord shall have the right to prescribe the weight, size and position of all equipment, materials, furniture or other property brought into any premises. Heavy objects shall stand on such platforms as are determined by Landlord to be necessary to properly distribute the weight, and each tenant shall pay the cost of any structural bracing required by Lanllord to accommodate the same. Business machines and mechanical equipment belonging to any tenant which cause noise or vibration that may be transmitted to the structure of any tenant's store or to any space therein to such a degree as to be objectionable to Landlord or to any tenants shall be placed and maintained by such tenant, at such tenant's expense, on vibration elimination or other devices sufficient to eliminate noise or vibration. The persons employed to move such equipment in or out of any tenant's store must be acceptable to Landlord. Landlord will not be responsible for loss of, or damage to, any such equipment or other property from any cause, and all damage done to any building or the common areas of the Center by maintaining or moving such equipment or other property shall be repaired at the expense of the tenant causing the same.

     8. No tenant or its agents and employees shall make or permit any loud, unusual or improper noises in the Center, nor interfere in any way with other tenants or those having business with them, nor bring into nor keep within the Center any animal or bird, or any bicycle or other vehicle, except such vehicles as tenants are permitted to park in the Center parking lot, and Tenant and its agents and employees shall park only in the areas designated from time to time for employee parking generally.

     9. No tenant shall install any radio or television antenna, loudspeaker or other device on the roof or exterior walls ofsuch tenant's store. No tenant shall interfere with radio or television broadcasting or reception from or in the Center or elsewhere. No tenant shall install, maintain or operate upon any premises or in any common areas under the exclusive control of Landlord any vending machines or video games without Landlord's prior written consent. If any tenant requires telegraphic, telephonic, burglar alarm or similar services, it shall first obtain, and comply with, Landlord's instructions concerning their installation. No tenant shall engage in the sale of tickets or coupons for any lottery or other games of chance.

     10. No portion of the Center shall be used for lodging purposes.

     11. All freight must be moved into, within and out of tenant premises only during such hours and according to such regulations as may be established from time to time by the General Manager of the Centen No person shall use any utility area, truck and trash facility or other area reserved for use in connection with the conduct of business, except for the specific purposes for which intended.

     12. Tenants are required to observe all secunty regulations issued by Landlord and to comply with instructions and~or directions of the duly authorized security personnel for the protection of the Center. Access by any tenant to his premises or the Center before or after hours ofoperation of the Center shall be subject to clearance by the security personnel of the Center and to compliance with such procedures as may be imposed by such personnel, including presentation of identificatior satisfactory to such personnel.

     13. No tenant and no employee or invitee of any tenant shall go upon the roofof the Center without the prior approval ot Landlord.


                                  EXHIBIT G

     14. No person shall use any roadway, walkway or mall, except as a means of egress from or ingress to any store and automobile parking area within the Center, or adjacent public streets. Such use shall be in an orderly manner, in accordance with the directional or other signs or guides. Roadways shalt not be used at a speed in excess or twenty (20) miles per hour and shall not be used for parking or stopping, except for the immediate loading or unloading of passengers. No walkway or the Enclosed Mall shall be used for other than pedestrian travel.

     15. No person shall use any automobile parking area except for the parking of motor vehicles during the period of time such person or the occupants of such vehicle are customers or business invitees of the retail, service and restaurant establishments within the Center. All motor vehicles shall be parked in an orderly manner within the painted lines defining the individual parking places. During peak periods of business activity, limitations may be imposed as to the length of time for parking use. Such limitations may be made in specified areas.

     16. No person, without the written consent of Landlord, shall in or on any part of the Common Area:

     (a)Vend, peddle or solicit orders for sale or distribution of any merchandise, device, service, periodical, book, pamphlet or other matter whatsoever.

     (b)Exhibit any sign, placard, banner, notice or other written material.

     (c)Distribute any circular, booklet, handbill, placard or other material.

     (d)Solicit membership in any organization, group or association or any contribution for any purpose.

     (e)Parade, rally. patrol, picket, demonstrate or engage in any conduct that might tend to interfere with or impede the use of any of the common area by any permittee, create a disturbance, attract attention or harass. annoy, disparage or be detrimental to the interest of any of the retail establishments within the Center.

     (f)Use any common area for any purpose when none of the establishments within the Center is open for business or empjoyment.

     (g)Throw, discard or deposit any paper, glass or extraneous matter of any kind, except in designated receptacles, or create litter or hazards of any kind.

     (h)Use any sound-making device of any kind or create or produce in any manner noise or sound that is annoying. unpleasant, or distasteful to occupants or permittees of the Centen

     (i)Deface, damage or demolish any sign, light standard or fixture, landscaping material or other improvement within the Center, or the property of customers, business invitees or employees situated within the Centen

     17. The requirements of any tenant will be attended to only upon written application to Landlord at the general offices of the Center, and employees of Landlord shall not perform any work or do anything outside of their regular duties except upon instructions from Landlord.

     18. Landlord may waive any one or more of these rules for the benefit of any particular tenant or tenants, but no such waiver by Landlord shall be construed as a waiver of such rules in favor of any other tenant or tenants, nor prevent Landlord from thereafter enforcing any such rules against any or all of the tenants of the Centen No waiver of any rule or regulation by Landlord shall be effective unless expressed in writing and signed by Landlord.

     19. Landlord reserves the right to close and keep locked any and all entrances and exit doors of the Center and gates or doors closing the parking areas thereof during such hours as Landlord may deem to be advisable for the adequate protection of the Center.

     20. Landlord reserves the right, at any time, to change or rescind any one~or more of these rules and regulations or to make such other and further reasonable rules and regulations as in Landlord's judgment may from time to time be necessary for the management. safety, care and cleanliness of the Center, for the preservation of good order therein and for the convenience of tenants of and visitors to the Center. Any such amendments. deletions or additions to these rules and regulations shall be effective immediately upon delivery of written notice thereof to tenants.

     21. Each tenant shall abide by any additional rules or regulations which are ordered or requested by any governmental or military authority. Each tenant shall be responsible for the observance of these rules and any such rules by its employees, agents, clients, customers. invitees and guests.

     22. Landlord shall not be responsible to any tenant or to any other person for the non~bservance or violation of these rules and regulations by any other tenant or other person.

     23. A copy of these rules and regulations shall be attached to and form a part of each tenant lease at the Center. Each tenant who executes a lease of space at the Center shall be deemed to have read these rules and regulations and to have agreed to abide by them as a condition to its occupancy of space at the Center. In the event of any conflict between these rules and regulations, or any amendments or additions thereto, and the provisions of any tenant's lease, such lease provisions shall control.

                                 SIGN CRITERIA

     These criteria have been established for the purpose of assuring an outstanding shopping center, and for the mutual benefit of all tenants of the Center. Conformance will be strictly enforced; and any installed nonconforming or unapproved signs must be brought into conformance at the expense of the tenant who installed the same.

     The Center Architect is to administer and interpret the criteria, but is not empowered to authorize any departure without written approval of Landlord.

     A. GENERAL REQUIREMENTS

     1.Each tenant shall submit or cause to be submitted to Landlord for approval before fabrication at least three copies of detailed drawings covering the location, size, layout, design and color of the proposed sign, including all lettering and/or graphics.

     2.No signs shall be permitted outside of the Enclosed Mall areas unless approved by Landlord.

     3.All permits for signs and their installation shall be obtained by the tenant or his representative.

     4.Each tenant shall be responsible for the fulfillment of all requirements and specifications contained herein and in Exhibit "E" and the South Coast Plaza architectural design criteria applicable to tenant signs.

     B. DESIGN REQUIREMENTS

     I.Signs shall be permitted only within the sign areas as designated by Landlord, and as shown on the approved improvement plans.

     2.The horizontal dimension of signs shall not exceed two-thirds (2/3) the width of store frontage.

     3.The total sign area (rectangle enclosing each group of letters, symbols or logos) shall not exceed ten percent (10%) of the area of the store front, and shall be located at least thirty-six inches from each lease line.

     4.While it is desired to permit tenants to present to the public their typical sign image, signs which do not conform to the dimensions and location described in Section B-2 above must be submitted to Landlord for approval.

     5.No signs perpendicular to the face of the building shall be permitted unless uniformly established by Landlord and the Project Architect, and as shown on the approved improvement plans.

     6.No signs of any sort shall be permitted on canopy roofs or building roofs.

     7.Wording of signs shall not include the product sold except as a part of a tenant's trade name or insignia.

     8.No sign, or any portion thereof, may project above the parapet or top of the wall upon which it is mounted.

     C. GENERAL SPECIFICATIONS

     1.Painted lettering will not be permitted, except as specified under Article D- 2. Paper signs and stickers shall be prohibited.

     2.Flashing. moving or audible signs will not be permitted.

     3.Pylon or pole signs will not be permitted.

     4.All electrical signs shall bear the UL label, and their installation must comply with all local building and electrical codes.

     5.No exposed conduit, tubing, raceways, ballast boxes or transformers will be permitted.

     6.No exposed neon lighting shall be used on signs. symbols or decorative elements.

     7.All conductors, transformers and other equipment shall be concealed.

     8.Electrical service to all signs shall be on a tenant's meter and not be part of common area construction or operation costs.

     9.All signs, bolts, fastening and clips shall be of hot dipped galvanized iron, stainless steel, aluminum, brass or bronze. and no black iron materials of any type will be permitted.

     10.Exterior signs for mall tenants will not be permitted, except where a mall tenant has an entry or window penetrating the exterior wall or the mall. All exterior letters or signs exposed to the weather shall be mounted with at least 3/4" clearance from the building wall to permit proper dirt and water drainage.

     11.Location of all openings for conduit and sleeves in sign panels of building walls shall be indicated by the sign contractor on drawings submitted to Landlord. Each tenant sign contractor shall install his signs in accordance with the approved drawings.

     12.No sign maker's labels or other identification will be permitted on the exposed surfaces of signs, except those required by local ordinance, which latter shall be in an inconspicuous location.

     13.Except within the Enclosed Mall, all penetrations of the building structure required for sign installation shall be neatly sealed in a watertight condition.

     14.Each sign contractor shall repair any damage to any work caused by his work.

     15.Each tenant shall be fully responsible for the operations of its sign contractors.

     D. MISCELLANEOUS REQUIREMENTS

     I.Each tenant will be permitted to place upon each entrance of its premises not more than 144 square inches of gold leaf or decal application lettering, not to exceed two inches in height, indicating hours of business, emergency telephone numbers, etc.

     2.Each tenant who has a non-customer door for receiving merchandise may have uniformly applied on said door in a location as directed by Landlord, in two inch high block letters, the tenant's name and address. Where more than one tenant uses the same door, each name and address shall be applied. Color of letters will be as selected by Landlord.

     3.A tenant may install on the Enclosed Mall front, if required by the U.S. Post Office, the numbers only for the street address in the exact location specified by Landlord. Size, type and color of numbers shall be as specified by Landlord.

     4.All provisions relating to tenant signs contained in Exhibit "E" to the lease form and in the South Coast Plaza architectural design criteria manual are also incorporated herein by this reference and are included in the requirements to be met by tenant pursuant to this Exhibit "H."

                               EXHIBIT H

     E. DEPARTMENT STORES

     I.The provisions of this Exhibit, except as otherwise expressly provided in this Exhibit, shall not be applicable to the identification signs of the department stores, it being understood and agreed that the department stores may have their usual identification signs on their buildings, as the same exist on similar buildings operated from time to time by them in Southern California: provided, however, there shall be no roof-top signs, or signs which are flashing, moving or audible and that such signs comply with all applicable requirements of governmental authorities having jurisdiction. Enclosed Mall entrance signs at each level shall be similar to those of the same department stores in other Enclosed Ni all shopping centers in Southern California.

     2.Nothing herein shall be deemed to prohibit the department stores from having identification signs attached to the exterior facades of any mechanical penthouse upon its respective Store, provided that such sign(s) shall not extend higher than the top of such penthouse.

     F. RELATED PROVISIONS No tenant shall, without the prior written consent of
Landlord:

     1. ~.Install o? use in the Center any sign or advertising material that is not professionally done, that does not conform to all pertinent laws, ordinances, rules and regulations, or that is not safe, secure, and structurally sound.

     2.Install or affix any exterior shades, awnings or decorations. For the purpose of this provision, the term "exterior" shall mean, but not be limited to, exposures on the Enclosed Mall, automobile parking area, and other common area.

     G. ADMINISTRATION In the event any conflict of interpretation between any tenant and Landlord as to the application of these criteria cannot be satisfactorily resolved, the decision of Landlord shall be final and binding upon the tenant.

                             GUARANTY OF OBLIGATIONS
                           OF TENANT PURSUANT TO LEASE


     In consideration of the execution by SOUTH COAST PLAZA EXPANSION, a California Limited partnership ("Landlord"), of that certain lease dated July 31, 1986 (the "Lease") between Landlord, as landlord, and TOYS INTERNATIONAL, a California corporation, as tenant ("Tenant") and as an inducement to landlord to execute the Lease, the undersigned hereby guarantees to Landlord and to its successors and assigns, the payment by Tenant when due of the rent and all other sums provided for in the Lease and the due performance by Tenant of all of the provisions of the Lease and any and all modifications or extensions thereof. In the event of Tenant's failure, or the failure of its successors or assigns, if any, to pay said sums or to render any other performance required of Tenant, when due, the undersigned will forthwith pay all amounts that may be due and will forthwith perform all of the provisions of said Lease to be performed by Tenant and pay all damages that may result from the non~performance thereof by Tenant- The undersigned hereby consents to and waives notice of any extensions of time for performance which Landlord may grant to Tenant and to any modifications or amendments of said Lease or extensions or renewals of the term thereof to which Landlord and Tenant, or their successors and assigns, may agree.

     The undersigned waives notice of acceptance of this Guaranty and of any default in the payment of rent, additional rent or any other amounts contained or reserved in said Lease, and notice of any breach or non~performance of any of the covenants, conditions or agreements contained in said Lease.

     The undersigned further agrees that the liability under this Guaranty of the undersigned shall be primary, and that in any right of action which may accrue to Landlord, its successors or assigns, under said Lease or this Guaranty, Landlord and its successors or assigns, at their option may proceed against the undersigned without having taken or commenced any action or obtained any judgment against Tenant and without applying any security deposit or other property of Tenant or any other person held as collateral security for the performance of the obligations of Tenant under the Lease or otherwise to the discharge of the obligations of Tenant under the Lease. The undersigned waives any right to require Landlord to pursue any remedy in Landlord's power against Tenant and waives as defenses to the obligations hereunder the pleading or defense of any statute of limitations. Any partial payment, performance or other circumstance which operates to toll any statute of limitations as to Tenant shall operate to toll the statute of limitations as to the undersigned under this Guaranty.

     Neither the obligation of the undersigned to make payment in accordance with the terms of this Guaranty nor any remedy for the enforcement thereof shall be impaired, modified, changed, released or limited in any manner whatsoever by any impairment, modification, change, release or limitation of the liability of Tenant, or its estate in bankruptcy, or otherwise, or of any remedy for the enforcement thereof, resulting from the operation of any present or






JWD-l8D:05
     future provision of the federal Bankruptcy Code or any other statute, or from the decision of any Court.

     Landlord may, without notice to or demand upon the undersigned and without affecting the obligation of the undersigned hereunder, take and hold security for the obligations under this Guaranty and the Lease, add to, exchange or release any such security, apply or realize upon such security as Landlord determines and release) add or substitute any one or more guarantors should more than one person or entity be or become liable on this Guaranty. Landlord may exercise any right or remedy it may have against Tenant or any security held by Landlord without impairing the obligation of the undersigned on this Guaranty, and the undersigned waives any defense arising out of the absence, impairment or loss of any right of reimbursement, Subrogation or other remedy of the undersigned against Tenant or any such security, whether resulting from any election by Landlord or otherwise.

     The undersigned assumes the responsibility to keep informed of the financial condition of Tenant and all other circumstances bearing upon the risk of non-payment or non-performance by Tenant under the Lease, and agrees that absent a request for such information by the undersigned, Landlord shall have no duty to advise the undersigned of information known to Landlord regarding such condition or circumstances. Liability of the undersigned under this Guaranty shall not be terminated by the death of the undersigned and all obligations of Tenant existing prior to the death of the undersigned, or any of them, but becoming due thereafter or due but unpaid at the death of the undersigned, or any of them, shall survive and become payable by the estate of the undersigned. This Guaranty shall bind the undersigned, his successors, administrators, executors, heirs and assigns.

     Should any action at law or in equity be filed or instituted to construe the terms of, for the breach of, to enforce the terms of, or to interpret or declare the rights of the parties under this Guaranty, the successful party in such action shall, in addition to all other relief afforded to the successful party, recover its or his costs and expenses (whether or not taxable) and reasonable attorneys' fees incurred in such action.

     The undersigned agrees that this Guaranty is made and executed under and shall be construed in accordance with the laws of the State of California, that the Courts of the State of California shall have jurisdiction of any action brought upon this Guaranty and that venue may be placed in the Superior Court of the County of Orange with service of process in accordance with the California Code of Civil Procedure as then in effect.

     Landlord may, with or without notice to the undersigned, assign this Guaranty in whole or in part. The undersigned expressly waive the provisions of
Section 2845 of the Civil Code of California.

     All notices required or permitted pursuant to this Guaranty shall be in writing and shall be personally served or sent by registered or certified mail, return receipt requested to Landlord at its address pursuant to the Lease or to the undersigned at his address set forth below his signature. Any notice personally served shall be effective upon delivery. Any notice sent by registered or certified mail, properly addressed, postage prepaid and deposited in the United States mail in the State of California shall be effective on the date of delivery, refusal or non-delivery indicated on the return receipt. Either Landlord or the undersigned may change its or his address for notices by written notice to the other pursuant to this paragraph. EXECUTED this ____ day of o 1986.




                                         Address for Notices:
                                         do Toys International
                                         South Coast Plaza
                                         3333 Bristol Street
                                         Costa Mesa, CA 92626

                                      10.79

                    Lease Agreement for Store - Century City.

[GRAPHIC OMITTED]


                              CENTURY CITY SHOPPING
                                     CENTER





                               RREEF USA Fund-II,
                                    Landlord




                                       and
                              TOYS INTERNATIONAL,
                            a California corporation


                                     Tenant

                          CENTURY CITY SHOPPING CENTER


     In consideration of the rents and covenants hereinafter Set forth, Landlord hereby leases to Tenant, and Tenant hereby leases from Landlord the following; described premises upon the following terns and conditions.



                             BASIC LEASE PROVISIONS

Lease Reference Date November 15, 1989

Landlord:     RREEF USA Fund-II, a California Group Trust, suite 196
              10250 Santa Monica Boulevard, Los Angeles, CA 90067

Tenant:       TOYS INTERNATIONAL,  a California Corporation

Tenant's Trade Name: "TOYS INTERNATIONAL"

Premises:  Building  B  first  level  Space  No.  10

     (see Exhibit "A" for depiction of attached) hereto and incorporated  herein
~ reference)

Floor Area of Premises: Approximately 3,869 square feet                                             (section 16.04)

Use of Premises: The retail sale of toy's and hobbies and                                           (Section 6.01)
for no other purposes

Radius length : See paragraph of Addendum No.1.                                                     (Section 6.03)
Lease Term: 8                 years, 5             months, 0                 days                   (Section 2.01)


Lease Commencement 1, 1989 (See paragraph 4 of Addendum No.1)
Rent Commencement: September 1, 1989                                                                (Section 2.02)
Lease Termination : Jan 31, 1998

Initial monthly Minimum Rent: See paragraph 1 of Addendum No. 1
Rent: Six percent (6%).

Payable monthly after Tenant has exceeded annual breakpoint
Breakpoint: See paragraph 2 of Addendum No. 1

Security Deposit: $none     Payable: n/a



Addresses for Notices:

To Landlord:

The RREEF  Funds
Regional Shopping center Division
650 California Street, lath Floor
San Francisco, California 94108
                                                                                        (Section 3.01) (Section
                                                                                        3.03)
To

TOYS INTERNATIONAL
 3333 Bristol Street
Costa Mesa, CA  92626
Attn: Gayle Hoepner

with a copy to:

RREEF USA Fund-II, A california corporation
Group Trust
Century City Shopping Center #196
10250 Santa Monica Boulevard
Los Angeles, CA  90067
Attn:    General Manager


TOYS INTERNATIONAL
10250 Santa Monica Blvd. suite B-10
Los Angeles, CA  90067
Attn:    Gayle Hoepner



                       CENTURY CITY SHOPPING CENTER LEASE

                                      INDEX

ARTICLE

I     PREMISES                                              1
II    TERM                                                  1
III   RENT                                                  2
IV    RECORDS, REPORTS AND ACCOUNTING                       3
V     TAXES                                                 4
VI    CONDUCT OF BUSINESS BY TENANT                         5
VII   MAINTENANCE. REPAIRS AND ALTERATIONS                  6
VIII  INSURANCE AND INDEMNITY                               7
IX    REPAIRS AND RESTORATION                               9
X     ASSIGNMENT AND SUBLETTING                             10
XI    EMINENT DOMAIN                                        12
XII   UTILITY SERVICES                                      12
XIII  DEFAULTS AND REMEDIES                                 13
XIV   COMMON AREAS                                          16
XV    SIGNS, LIGHTING AND ADVERTISING                       17
XVI   MISCELLANEOUS                                         18
XVII  CONSTRUCTION OF PREMISES                              25
XVIII OPERATIONAL PROVISIONS                                27

Exhibit "A" - Plot Plan of Premises
Exhibit "B" - Site Plan of Shopping  Center
Exhibit  "C" - Rules and  Regulations
Exhibit  "D" -  Requirements  for  Tenant Construction
Exhibit  "E" -  Tenant  Sign  Criteria
Exhibit  "D-2~--  Tenant's Remodeling Requirements

     The Basic Lease provisions are an integral part of this lease and each reference in this lease to any of the Basic Lease Provisions shall be construed to incorporate all or the terms provided under each such Basic Lease Provision. In (lie event or any conflict between any Basic Lease Provision and tine balance or the lease, the latter shall control. References to specific sections are for convenience only and designate some of the sections where references to the particular Basic Lease Provisions appear.


LANDLORD:                                    TENANT:

RREEF USA Fund-It, a California              TOYS INTERNATIONAL,
Group Trust                                  a California corporation

By:RREEF MANAGEMENT COMPANY, a
    California corporation




By                                        By
   Lynda Bundrock                            Gayle Hoepner

Title Vice president,                        Title: President
   Director of Leasing   regional
   shopping center Division)

Dated:


Thomas F. Heyse Title
General Manager

By:
Dated:

                                    ARTICLE I
                                    PREMISES

PREMISES
DEFINED


Section 1.01

     Landlord hereby leases to Tenant and Tenant hereby leases from Landlord those certain premises (the "Premises") in the Century City Shopping Center in the City of Los Angeles. County of~*Angeles, State of California (the "Shopping Center"), for the term, at the rental, and upon all of the conditions and agreements set forth herein. The Premises areas depicted or outlined on Exhibit "A" attached hereto and form a pan or the Shopping Center as depicted on Exhibit "B" attached hereto. Landlord reserves to itself, however. the use of the exterior walls and roof and the right to install, maintain, use, repair and replace pipes, ducts, conduits, and wires through the Premises in locations which will not materially interfere with Tenant's use thereof.

PROPORTIONATE SHARE

Section 1.02

     As used herein, "Tenant's Proportionate Share" shall be that percentage obtained by dividing the floor area of the Premises by the floor area of all buildings from time to time comprising the Shopping Center other than: (a) the management office of the Shopping Center, (b) any separate office or space maintained for use by the merchants' association of the Shopping Center or by a promotional director and staff~administering any promotional fund which replaces the merchants' association and (c) [section struck out] (i.e., those buildings located on the "Bullock's Site' the "Broadway Site", am' the "Gelson's Site /a*ll as shown on Exhibit "B"). Tenant's initial Proportionate Share shall be as set forth in a written notice from Landlord to Tenant. Landlord reserves the right to adjust Tenant's Proportionate Share from time to time by written notice to Tenant to reflect changes in the floor area of the Shopping Center: provided, however, that such adjustments shall not be more frequent than once each calendar quarter (i.e., no more than once during any period of January-March, April-June, July-September or October-December), Tenant's Proportionate Sham shall be used to determine Tenant's share of taxes with respect to the Shopping Center (Section 5.01), insurance and maintenance charges for the Shopping Center (Section 7.01) common area charges for the Shopping Center (Section 14.05) and, if applicable, charges assessed under Sections 14.04. 18.06 and any other provision of this lease providing for charges to be assessed to Tenant without specification of a method other than on the basis of Tenant's Proportionate Share. In determining Tenant's share of any expense payable by Tenant hereunder as additional rent, there shall first be deducted from the aggregate amount of such expense the amount(s), if any, of such expense reimbursed to Landlord by the [section struck out] and thereafter Tenant's Proportionate Share shall be applied to the amount remaining after such deduction(s).

                                   ARTICLE II
                                      TERM

LENGTH
OF TERM

Section 2.01

    The term of this lease shall be the period specified [section struck out]


COMMENCEMENT
AND RENT
COMMENCEMENT
DATES

Section 2.02 /**as specified pursuant to the applicable Basic Lease Provisions

     (a) [section struck out]

     (b)The Rent Commencement Date shall be the date specified in or determined pursuant to the applicable Basic Lease Provision and may. if so specified, be the commencement date determined ~pursuant to subsection (a) above. If the Rent Commencement Date shall occur subsequent to the commencement date, during the period from the commencement date to the Rent Commencement Date Tenant shall observe and perform all obligations of Tenant pursuant to this lease, other than those requiring the payment of minimum Rent, Percentage Rent and additional rent. Intendant shall open for business in the Premises prior to the Rent Commencement Date specified in or determined pursuant to the applicable Basic Lease Provision, Tenant shall not be required to pay Minimum Rent, Percentage Rent or additional rent during the period from such opening to the Rent Commencement Date. If the Rent Commencement Date is determined by reference to the commencement date, and Landlord does not deliver the Premises to Tenant in the condition required by subsection (a) above by the commencement date, then the Rent Commencement Date shall be deferred by a period equal to the delay in such delivery.

     (c) [section struck out]

LEASE YEAR

Section 2.03

    A lease year is a period of twelve (12) full calendar months commencing on the first day of January and ending on the last day of December except that if the Rent Commencement Date occurs on a date other than January I there shall be a partial lease year for the period from the Rent Commencement Date to the next following December 31, both dates inclusive, and the last lease year, if this lease is terminated or expires on a date other than December 31. shall be a partial lease year for the period beginning on January I following the last preceding lease year and ending on the termination or expiration date.

                                   ARTICLE III

                                      RENT

MINIMUM
RENT

Section 3.01 See paragraph 1 of Addendum No.1.

    Subject to Section 3.02, Tenant shall pay to Landlord for each full calendar month during the lease term the monthly Minimum Rent specified in the applicable Basic Lease Provision. Minimum Rent shall be payable in advance upon the first day or each calendar month without any deduction or offset and without notice or demand at Landlord's address as set forth in the applicable Basic Lease Provision or to such other person or at such other place as Landlord may designate by written notice to Tenant. The Minimum Rent for any fractional part of a calendar month at the beginning or end of the lease term shall be a proportionate part of the Minimum Rent for a full calendar month. Ml rent and additional rent shall be paid in lawful money of the United States which shall be legal tender at the time or payment.


Section 3.02 [section struck out]
                                                      2

PERCENTAGE RENT

Section 3.03 See paragraph 2 of Addendum No.1.

     (a) In addition to the Minimum Rent, Tenant shall pay to Landlord for each lease year or partial lease year during the lease term, as Percentage Rent, the excess, if any. of the percentage specified in the applicable Basic Lease Provision of Tenant's gross sales (as hereinafter defined) for such lease year or partial lease year. over the Minimum Rent paid by Tenant for such lease year or partial lease year.

     (b) On or before the fifteenth (15th) day following each calendar month Tenant shall pay to Landlord, on account of such Percentage Rent. the amount,. if any. by which the stated percentage OC Tenant's gross sales for such preceding month exceeds the Minimum Rent paid by Tenant for such month. Promptly upon Tenant's submission pursuant to Section 4.02(b) of its annual certified report of gross sales, the parties shall make any adjustment necessary to place the Percentage Rent on a lease year basis.

     Any additional amount due from Tenant shall be paid by Tenant currently with its delivery of its annual certified report of(pound)gross sales; any excess paid by Tenant shall be credited against the next Nwemwgr Rent payment(s) due from Tenant hereunder.

     (C) ) (I) The term "gross sales" as used herein means the entire amount of the price charged, whether wholly or partly for cash or on credit, for all merchandise sold, and all charges made for services performed or for the extension of credit in, at or from any part of the Premises, or through the substantial use of the Premises, by Tenant or anyone acting on Tenant's behalf or under a sublease, license or concession from Tenant, including, without limiting the generality of the foregoing, the amount allowed upon any "trade-in," the retail price of any merchandise delivered on redemption of trading stamps, all deposits not refunded to purchasers, all catalog sales at or from the Premises, the gross proceeds from the sale of stamps or theater or sporting event tickets, and all orders taken in or from the Premises or which Tenant would in the normal course of its operations credit or attribute to its business in the Premises, even though such orders may be filled elsewhere, without deduction in any case for uncollected or uncollectible credit accounts. There shall also be included in "gross sales" the gross receipts from all mechanical or other vending devices placed in the Premises by Tenant or under authority from Tenant, other than such devices which are installed in portions of the Premises not open to the public solely for the convenience and use of Tenant's employees, mail order sales solicited from or returned to the Premises and mail order or telephone order sales from the Premises in response to advertisements using the Premises address or telephone number and all sales made by televidec or other electric or electronic media of any type where luch media direct the sale or order to the Premises. Gmss receipts from sales made and orders taken in the Premises shall be included in "gross sales" even though the account may be transferred elsewhere for collection and though the delivery of merchandise sold or the performance of services ordered may be made elsewhere than at the Premises. Every transaction on a deferred payment basis shall be treated as a sale for the full price at the time such transaction is entered into, irrespective of the time for payment or the time when title passes.

     (ii) The term "gmss sales" as used herein shall not include (or, ifincluded, there shall be deducted to the extent of such inclusion) the amount of any cash or credit refund in fact made upon sales from the Premises, where the merchandise sold or some part thereof is returned by the purchaser and accepted by Tenant, nor exchanges and transfers of merchandise between stores of Tenant, where made solely for the convenient operation of Tenant's business and not having the effect of consummating a sale made or which would have been made at the Premises, nor returns to shippers or manufacturers, nor sales of fixtures or equipment after their substantial use in the conduct of Tenant's business in the Premises. nor the amount of any sales, luxury or exdse taxes on sales fiom the Premises, where such taxes are both added to the selling price (or absorbed therein) and paid to the taxing authorities by Tenant (but not by any vendor or See Tenant A ph 5 of Addendum No.1.

     (iii) If Tenant's gross sales are required to be reported on any federal, state or municipal sales tax return or any other similar form of return, and gross sales as so reported on any of said returns shall exceed the gross sales as reported by Tenant, as herein provided, then the gross sales shall be taken at the highest figure so reported. I~ any governmental authority shall increase the gross sales reported by Tenant on any such tax return, after audit, for any lease year or partial lease year for which such sales have been reported. then Tenant shall notify Landlord promptly of such increase and pay any additional percentage rent due at that time. For purposes of this subparagraph gross sales shall mean, if Tenant reports sales from more than one location on any such return, only that portion ofthe gross sales reported as relate to the Premises. Moreover, for all purposes pursuant to this subparagraph, gross sales shall be adjusted to the lease definition of gross sales.

Section 3.04 [section struck out]

RENT

Section 3.05

     As used in this lease, the term "rent" shall mean Minimum Rent, Percentage Rent and additional rent, and the term "additional rent" shalt mean all amounts payable by Tenant pursuant to this lease other than Minimum Rent and Percentage Rent.


                                   ARTICLE IV
                         RECORDS, REPORTS AND ACCOUNTING

RECORDS              Section 4.01

     Tenant shall keep and shall require its subtenanis and concessionaires. if any. [section struck out] complete and accurate books of account and

/*Tenantes corporate headquarters,
     records, written in English, of, but not limited to, all purchases and receipts of merchandise, inventories shall include and all sales and other transactions from which Tenant's gross sales and advertising expenditures at. upon or from the Premises can be determined. Tenant agrees to record all sales, at the time each sale is made whether for cash or credit, in a cash register or registers containing locked-in cumulative tapes with cumulation capacity satisfactory to Landlord and having such other features reasonably requested by Landlord. Tenant shall keep for at least three (3) years following the end of each lease year or partial lease year all pertinent original sales books and records, which records [section struck out] Tenanets gross sales and exclusions from gross sales.


Section 4.02

STATEMENTS OF GROSS SALES

     (a)Tenant shall submit to Landlord, on or before the 15th day after each calendar month a written statement showing in reasonable detail the gross sales in, at or from the Premises for the preceding calendar month. 60th

     (b)Tenant shall submit to Landlord on or before the-" day following the end of each lease year or partial lease year a written statement certified by an officer of Tenant showing in reasonable detail the gross sales, in at or from the Premises for such preceding lease year or partial lease year.

     All statements pursuant to this Section shall be in such form and contain such information as Landlord reasonably determines. Each certification shall reasonably satisfaction Landlord in scope and substance and without qualification except as expressly permitted by Landlord.

AUDIT
              Section 4.03

     (a)The acceptance by Landlord of payments of Percentage Rent shall be without prejudice to Landlord's right to an examination of Tenant's books and records or its gross sales and inventories of merchandise in the Premises in order to verify the amount of Tenant's gross sales.

     (b)At any reasonable time within three (3) years after receipt of any statement furnished it by Tenant, and upon five (5) days prior written notice to Tenant, Landlord may cause a special audit to be made of Tenant's records relating to the Premises for the period covered by such statement. Except as provided in (c) below, the cost of such audit shall be paid by Landlord [section struck out].

     See Paragraph of Addendum No

     (c) If it shall be determined as a result of such audit that there has been a deficiency in the payment of Percentage Rent, then such deficiency shall become immediately due and payable with interest at the S~rate per annum determined pursuant to Section 16.07(pound) from t~%~jtflwhen,sf&4 payment should have been made. If the aforementioned deficiency is in excess of hue percent~$ of the rentals theretofore computed~and paid by Tenant for the period covered by the audit, Tenant shall also pay to Landlord the /reasonable cost of the audit?!?fleafldit.

                                    ARTICLE V
                                     TAXES

     (d)Each statement of gross sales submitted by Tenant shall become binding upon Landlord three (3) years after delivery thereof to Landlord unless within such three (3) year period Landlord shall cause such special audit to be commenced.

                                      TAXES

              Section 5.01

     Tenant shall pay to Landlord Tenant's Proportionate Share of all taxes, as defined below. with respect to the Shopping Center. DEFINITIONS Section 5.02 (a) The term "taxes" shall include:

     (i)All taxes, assessments and governmental charges and surcharges levied upon or with respect to the real property and improvements within the Shopping Center. other than the portions thereof defined in Section 14.01 as "common areas";

     (ii)All other taxes, assessments and governmental charges and surcharges levied upon or with respect to the fixtures, equipment and other property or Landlord in or about the Shopping Center. whether real or personal:

     (iii) Fees and assessments for any governmental service(s) to the Shopping Center. including service payments in lieu of taxes:

     (iv) Dues and assessments payable to any property owners' association due to Landlord's ownership or operation of the Shopping Center:

     (v)Any and all taxes payable by Landlord: (A) upon, allocable to. or measured by*or on the gross or net rent payable hereunder, including without limitation any gross income tax. sales tax or excise tax levied by the State, any political subdivision thereof, or the Federal Government with respect to the receipt of such rent: (B) upon or with respect to the possession, leasing, operation. management, maintenance, alteration, repair. use or occupancy of the Premises or any portion thereof, including any sales, use or service tax imposed as a result thereof; (C) upon or measured by Tenant's gross receipts or payroll or the value of Tenant's equipment, furniture, fixtures, and other personal property of Tenant or leasehold improvements, alterations or additions located in the Premises; or (D) upon this transaction or any document to which Tenant is a party creating or transferring an interest or an estate in the Premises;

     (vi) All expenses reasonably incurred in seeking reduction by the taxing authorities (or association assessing clause (iv) dues and assessments) of the taxes described in clauses (i) through (v) above.

     (vii) Any payments by Landlord to any ground lessor of the Shopping Center in reimbursement of payments by such ground lessor of any amounts specified in clauses (i) through (vi) above.

     Provided, however, that the term "taxes" shall not include any franchise, estate. inheritance, succession, capital levy, net income or excess profits taxes imposed upon Landlord except that in the event that real property taxes are withdrawn in whole or in part and any substitute tax is made therefor, such tax shall in any event for the purpose or this lease be considered a tax included in "taxes" pursuant to this Section 5.02 regardless of how denominated or the source from which it is collected.

     (b)Taxes shall include all items identified or described in subsection (a) above. whether or not such items are customary and whether or not such items are within the contemplation or the parties at the date of execution of this lean.

     (c)For the purpose of this Section, taxes which are levied, assessed or charged on a fiscal year basis shall be deemed to apply one-twelfth to each calendar month in such fiscal year.

OTHER TAXES

Section 5.03

     Tenant shall be responsible for and shall pay before delinquency all municipal. county or state taxes, levies and fees of every kind and nature, including but not limited to general or special assessments. assessed during the term of this lease against any leasehold interest, leasehold improvements or personal property of any kind, owned by or placed in, upon or about the Premises by Tenant.

                                ARTICLE VI

                      CONDUCT OF BUSINESS BY TENANT


USE OF PREMISES

              Section 6.01

     (a)Tenant shall use the Premises solely for the purposes and under the trade name specified in the applicable Basic Lease Provision, and for no other purposes and under no other trade name whatsoever without the prior written consent of Landlord. Tenant shall devote the entire Premises to such use, except for areas reasonably required for office or storage space uses limited to the business conducted by Tenant in the Premises. Tenant shall continuously and uninterruptedly during the term hereof conduct its business activity in the Premises during all business hours usual for Tenant's type of business, but in any event during those minimum hours from time to time established by Landlord for the Shopping Center, which may at the option of Landlord include Sundays, unless Tenant is prevented from doing so by strike, fire or other cause beyond Tenant's reasonable control, and except during reasonable periods for repairing. cleaning and decorating the Premises. Failure of any other tenant of the Shopping Center, with or without the consent of Landlord, to observe the minimum hours of operation established by Landlord for the Shopping Center shall not relieve Tenant of its obligation to observe such minimum hours or prevent Landlord from requiring Tenant to observe such minimum hours. Tenant shall at all times carry a Cull and complete stack of merchandise offered for sale and shall maintain an adequate staff for the service of its customers! Tenant shall employ its best judgment, efforts and abilities to operate the business conducted by it in the Premises in such manner as to produce the maximum profitable volume of sales reasonably obtainable and to enhance the reputation and attractiveness of the Shopping Center.

     (b)For the purpose of computing Percentage Rent, Tenant's gross sales for any period during which Tenant does not continuously and uninterruptedly conduct its business as required by this Section 6.01 shall be deemed to be the greater of Tenant's gross sales for (i) such period, or (ii) the corresponding period of the next preceding lease year during which Tenant did so conduct its business.

RESTRICTIONS
ON USE

Section 6.02           See paragraph 7 of Addendum No.1.

     Tenant shall comply promptly with all applicable statutes, ordrinences rules, regulations, orders and requirements regulating the use by Tenant of the Premises and reasonable requirements of all insurance carriers or underwriters providing coverage on the Shopping Center, the Premises or the contents thereof Tenant shall not use or permit the use of the Premises in any manner that will tend to create a nuisance or tend to disturb other tenants or occupants of the Shopping Center or tend to injure the reputation of the Shopping Center or which will invalidate any property damage or liability insurance maintained on the Premises. the building in which located or the Shopping Center. No auction. fire sale. bankruptcy sale. sidewalk sale. end of lease sale, or going, out of business, sale may be conducted in the Premises without the written consent of Landlord, which may be withheld in Landlord's sole discretion. Tenant shall use its best efforts to complete or cause to be completed all deliveries, loading, unloading, rubbish removal, and other services to the Premises prior to 10:00 A.M. of each day and shall not permit loading. unloading or parking of delivery vehicles in areas of the Shopping Center other than those designated by Landlord for such purpose. Landlord reserves the right to further regulate the activities of Tenant in regard to deliveries and servicing of the Premises, and Tenant agrees to abide by such further nondiscriminatory regulations of Landlord.

     Tenant shall comply at all times with the Rules and Regulations fled to this lease as Exhibit "C" and such amendments and modifications thereof and additions thereto as Landlord may from time to time reasonably adopt for the safety, care and deadliness of the Shopping Center or the preservation of good order therein. Landlord shall not be liable to Tenant for the failure of any tenant or other person to comply with such Rules and Regulations. Landlord shall be reasonable and nondiscriminatory application of the rules and regulations adopted pursuant to this Section 6.02

OTHER LOCATIONS

Section 6.03

     Neither Tenant nor any parent, affiliate or subsidiary of Tenant, directly or indirectly. shall operate. manage or have any interest in any other competing store or business, including a department or concession in another store, within an area, measured from the nearest outside boundary of the Shopping Center, with a radius length set forth in the applicable Basic Lease Provision. Without limiting Landlord's remedies, if Tenant shall violate the covenant contained in this Section, Landlord may, at its option 1 exercised by written notice to Tenant, increase Tenant's Percentage Rent rate set forth in the applicable Basic Lease Provision by five percent (5%), with such increase to be effective from the date such violation first occurred and to continue in effect until the cessation of such violation. However, any such competing store or business existing as of the date of this lease may continue to be operated, managed, conducted and owned in the same manner as on the date of this lease.

     For the purpose of this Section:

     (a)A "parent" of Tenant shall be any person or entity who or which holds, directly or indirectly, a majority of the outstanding voting rights in or profit and loss interests in Tenant; a "subsidiary" of Tenant shall be any entity as to which Tenant holds, directly or indirectly. a majority of the outstanding voting rights in or profit and loss interests of such entity; and an "affiliate" shall be any officer, director or general partner of Tenant, any subsidiary of any parent of Tenant and, if Tenant is a natural person, any spouse, sibling or first generation lineal descendent of Tenant;

     (b)All distances shall be measured on a straight line rather than a driving distance basis. In the event that any portion of a retail center is located within the prohibited area described herein, the entire retail center shall be deemed to be located within such prohibited area;

     (c)A "competing store" shall be a store operation conducted under the same trade name then in use at the Premises or conducted under a different trade name but offering merchandise or services for sale which are the same or substantially similar to the merchandise or services offered for sale in the Premises.

  See paragraph  8 of Addendum No.1

                               ARTICLE VII

                   MAINTENANCE, REPAIRS AND ALTERATIONS

LANDLORD'S OBLIGATIONS

Section 7.01

     Subject to the provisions of Article IX hereof, Landlord shalt during the term of this lease keep in first-class order, condition and repair the foundations, the exterior surfaces of exterior walls and surfaces of the Shopping Center (excluding all storefronts of premises. including the Premises, leased to tenants), downspouts, gutters and roof of the buildings constituting the Shopping Center, except for any damage thereto caused by any negligent act or omission of Tenant or its agents. employees or invitees and except for reasonable wear and tear. Provided, however, that Landlord shall have no obligation to repair until a reasonable time after the receipt by Landlord of written notice of the need for repairs. which notice Tenant shall give Landlord promptly when Tenant determines any such repairs are required. Tenant waives the provisions of any law permitting Tenant to make repairs at Landlord's expense.

     Tenant shall reimburse Landlord, as additional rent, for Tenant's proportionate share of all costs and expenses incurred by Landlord for the foregoing maintenance and repair. Such costs shall exclude partial or complete restoration necessitated by casualty, but shall include Landlord's cost of all insurance provided by Landlord pursuant to Section 8.03 hereof. See paragraph 9 of Addendum No.1.


TENANT'S
OBLIGATIONS

        Section 7.02

     (a) Subject to the provisions of Article IX hereof and Section 7.01 of this
Article VII, Tenant shall during the term of this lease keep in first-class order, condition and repair the Premises and every part thereof, including, without limiting the generality of the foregoing, all plumbing, heating. air conditioni ng, ventilating, electrical and lighting facilities and equipment within the Premises. fixtures, interior walls and interior surfaces of exterior walls, ceilings. floors and floor coverings, windows. doors, showcases, skylights. entrances and vestibules located within the Premises and the storefront of the Premises. Tenant shall paint or otherwise treat the interior walls, interior surfaces of exterior walls and the storefront of the Premises as often as may be required to keep, the Premises neat and attractive.

     (b) If Tenant fails to perform its obligations under this Section 7.02, Landlord may at its option. after /II,-~Ays' written notice to Tenant. enter upon the Premises and put the same in good order. condition and repair and the COMPETITIVE cost thereof shall become due and payable as additional rent by Tenant to Landlord upon demand.

See paragraph 10 of Addendum No 1

     (C) On the last day of the term hereof, or on any sooner termination, Tenant shall surrender the Premises to Landlord in good condition, ordinary wear and tear and damage by fire, the elements or any other cause beyond the control of Tenant excepted.

ALTERATIONS
AND
ADDITIONS

Section 7.03

     (a) Tenant shall not, without the prior written consent of Landlord, which consent may be withheld in Landlord's sole discretion, make any alterations, improvements, remodeling or additions to either the interior or exterior of the Premises or to fixtures installed therein in accordance with approved fixture plans, or mark, paint, drill or in any way deface any opinion of the Premises. Landlord may condition any approval upon such requirements as Landlord deems appropriate, including a requirement that all work be covered by a lien and completion bond and requirements as to the manner in which, the time at which and the contractor(s) by whom such work shall be done. All alterations, improvements, remodeling or additions shall be subject to the provisions of
Article XVII hereof and Exhibit "D" hereto.

     (b)All alterations, improvements, remodeling, additions or fixtures, other than trade fixtures not permanently affixed to the Premises, which may be made or installed in the Premises and which are attached to the floor, walls or ceiling of the Premises and any floor covering which is cemented or otherwise affixed to the floor of the Premises shall be the property of Landlord and shall remain upon and be surrendered with the Premises at the termination of this lease, unless Landlord shall direct Tenant to remove __________________f.l. ., by written notice given to Tenant not less than thirty (30) days prior to the expiration of this lease or within ten (IC) days after the earlier termination hereof. Tenant shall personal at Tenant's cost, prior to the expiration of this lease, or in the event of an early termination, within ten (10) days after Landlord's notice. See paragraph 11 of Addendum No.1.

CLEANLINESS:  WASTE AND NUISANCE

              Section 7,04

   Tenant shall keep the Premises at all times in a neat, clean and sanitary condition, shall neither commit nor permit any waste or nuisance thereon, and shall keep the walks and corridors adjacent thereto free from Tenant's waste or debris.


                                  ARTICLE VIII

                             INSURANCE AND INDEMNITY

LIABILITY INSURANCE

Section 8.01

     Tenant shall at all times during the term hereof and at Tenant's cost and expense, for the protection of Tenant and Landlord, as their interests may appear, maintain in full force and effect a policy or policies of insurance which afford the following coverages:

     (a)Worker's Compensation in the statutorily required amount, together with employer's liability coverage with a liability amount not less than $1,000,000.

     (b)Comprehensive General Liability Insurance with a liability amount not less than $1,000,000 combined single limit for both bodily injury and property damage, personal injury, completed operations. products liability, host liquor liability (or liquor liability, if applicable) and owned and non-owned automobile coverage.

     The minimum limit of the coverage provided in subsection (b) above may be adjusted upward at the expiration of each third (3rd) lease year as follows: Not less than sixty (60) days prior to the relevant adjustment date, Landlord shall request such insurance brokerage firm as is then placing insurance for Landlord (the "Reviewing Broker"), to review Tenant's then existing liability insurance coverage. to review the then use of the Premises and the claims history with respect thereto and to recommend, in writing, the amount of coverage to be carried by Tenant pursuant to subsection (b). Such recommendation shall be based upon the then we of the Premises and the liability claims history with respect to the Premises and shall be consistent with amounts of coverage generally recommended by such Reviewing Broker for similar types of tenants or users of property with uses similar to that of the Premises in the geographical area which includes the Premises. If the Reviewing Broker shall recommend an increase(s) in the amount of coverage then provided by Tenant under subsection (b), Tenant shall promptly increase - its coverage to the recommended amount(s). In no event shall there by any reduction in the amount of coverage provided by Tenant under subsection (b) below the initial amount set forth herein, notwithstanding any recommendation by the Reviewing Broker. Provided however~ Tenant' S Co hensive Liability Coveraqe shall not be increased beyond $3,000,000.00 during the ~ Landlord, and any other persons designjt~e~b~.~ landlord and having an insurable interest in the Premises, shall be added as additional insureds pursuant to such policies [although they shall not have any obligations of "named" insureds therein. The insurance required by this Section shall be the primary insurance as respects Landlord [and any other additional insureds designated by Landlord] and not contributory with any other available insurance. The policy or policies providing the coverage required by subsection (b) above shall contain an endorsement providing, in substance, that "such insurance as is afforded hereby for the benefit of the additional insureds shall be primary and any insurance carried by the additional insureds shall be excess and not contributory." In no event shall the limits of any coverage maintained by Tenant pursuant to this Section be considered as limiting the liability of Tenant pursuant to this lease.

PROPERTY INSURANCE-TENANT
Section 8.02

     (a) Tenant shall at all times during the term hereof, and at its cost and expense, maintain in effect policies of insurance covering (i) all tenant improvement s in or to the Premises, providing protection against any pan included within the classification "Ml Risk," including but not limited to insurance against sprinkler leakage, vandalism and malicious mischief; such insurance to be in an amount not less than the full replacement value of such improvements, which shall be determined at the time the policy is initially obtained, and not less frequently than once every three (3) years thereafter, and such other insurance as may be required by Landlord's lender(CU) all personal property of Tenant located in or on the Premises, including but not limited to fixtures, furnishings, equipment, furniture, inventory arid stock in trade, in an amount not less than their full replacement value, providing protection against any peril included within the classification "Ml Risk," including but not limited to insurance against sprinkler leakage. vandalism and malicious mischief; and (ii) all plate glass on the Premises. Tenant may self-insure for plate glass. (b) The proceeds of such insurance, so long as this lease remains in effect, shall be held in trust by the insurance carriers and used to repair or replace the pans of the Premises, any improvements thereto and personal property so insured. Upon any termination of this lease pursuant to Sections 9.02 or 9.03, Landlord may keep or apply the proceeds of the insurance required pursuant to clauses (I) and (iii) of subsection (a) above, at its discretion; the remaining proceeds shall be the property of Tenant.

     (c) Tenant shall at its cost maintain business interruption insurance assuring that the rent payable hereunder will be paid to Landlord for a period of not less than twelve (12) months if the Premises are destroyed or rendered inaccessible by a risk insured against by a policy of All Risk insurance, with any endorsements required by subsection (a) above.


PROPERTY INSURANCE  -  LANDLORD

  Section 8.03

     Landlord shall at all times during the term hereof maintain in effect a policy or policies of insurance covering the Shopping Center, including
Landlord's  interest  in all tenant  improvements  in the  Premises  paid for by
Landlord, t)roviding protection against any pan included within the classification "Ml Risk," together with insurance against sprinkler leakage, vandalism and malicious mischief. Landlord may, but shall not be required to maintain coverage against earthquake and flood as a pan or the insurance maintained by Landlord hereund er. The cost of maintain ing all such insuranc e shall be in Tl~u;e~ d in the costs reimburs ed by Tenant to Landlord pursuant to
Section 7.01.


INSURANCE
POLICIES


Section 8.04

     All insurance required to be carried by tenant hereund er shall be with companies rated/-Mm., or better, in the then most recent version of Best's
Insurance Guide. Tenant shall deliver to Landlord at least fifteen (15) days prior to the time such insurance is first required to be carried by Tenant, and thereafter at least thirty (30) days prior to the expiration or renewal date of any policy maintained by Tenant, copies of the peib. certificates evidencing such insurance. Ml -we..-~' certificates delivered pursuant to this Section shall contain liability limits not less than those set forth in Sections 8.01 and 8.02, shall list the additional insureds and shall specify all endorsements and special coverages required by such Sections. pql,;cy shall contain a provision (by endorsement or otherwise) requiring not less than dii", /4*%'wvhS ~ nt en notice to Landlord prior to any cancellation, non-renewal or material amendment thereof. For the purposes of this Article VIII, the phrase "Term of this lease" shall mean the period from the commencement date through the later of the expiration or termination of the lease term or the date Tenant surrenders physical possession of the Premises to Landlord. Any insurance required pursuant to this lease may be provided by means of a so-called "blanket" policy, so long as the Premises are specifically covered (by rider, endorsement or otherwise) and the policy otherwise complies with the provisions of this lease.

WAIVER OF SUBROGATION

Section 8.05 See paragraph 12 of Addendum No.1.

     Landlord and Tenant each hereby waives any and all rights of recovery against the other, and against any other tenant or occupant of the Shopping Center and against the officers, employees. agents, representatives, customers and business visitors of such other party and of such other tenant or occupant of the Shopping Center, for loss of or damage to such waiving party or its property or property of others under its control, arising from any cause insured against under any policy of insurance required to be carried by such waiving party pursuant to the provisions of this lease (or any other polic y of 'insu rance carri ed by such waivi ng party in lieu there of) at the time of such loss or damag e. The foreg oing waive r shall be effec tive whether or not a waiving party actually obtains and maintains the insurance which such waiving party is required to obtain and maintain pursuant to this lease (or any substitute therefor.) Landlord and Tenant shall, upon obtaining the policies of insurance which they are required to maintain hereunder, give notice to their respective insurance carrier or carriers that the foregoing mutual waiver of subrogation is contained in this lease. Landlord's notice hereunder may be a general notice with respect to all leases, including this lease, then or thereafter in effect at the Shopping Center.

INDEMNITY      Section 8.06

     To the fullest extent permitted by law, Tenant shall indemnify, defend and hold landlord harmless from and against any liability or expense (including attorneys' fees and costs of defense) for any damage or injury to persons or property in or about the Shopping Center which may result from the use or occupation of the Premises by Tenant, its agents, employees, invitees, licensees. concessionaires or other

See paragraph 13 of Addendum No.1.





EXEMPTION
OF LANDLORD



persons claiming under Tenant or from any breach or default by Tenant in its obligations pursuant to this tease. It is understood and agreed that payment shalt not be a condition precedent to enforcement of the foregoing. indemnity. If any action or proceeding is brought against Landlord by reason of any such claim. Tenant, upon Landlord's request. shall defend the same by counsel reasonably satisfactory to Landlord and at Tenant's expense. The foregoing indemnification shall not extend to damage or injury which is solely and proximately caused by the negligence or intentional acts of Landlord, its agents, employees and contractors.

Section 8.07

     Landlord shall not be liable for injury or damage which may be sustained by the person, goods. wares, merchandise or property of Tenant, Tenant's employees. invitees or customers or any other person in or about the Premises caused by or resulting from any peril which may affect the Premises, including but not limited to fire, theft, steam, electricity, gas. water or rain, which may leak or flow from or into any pan of the Premises, or from the breakage, leakage, obstruction or other defects of the pipes, sprinklers. wires, appliances. plumbing, air conditioning or lighting. fixtures of the same, whether such damage or injury results from conditions arising upon the Premises or upon other portions of the building of which the Premises are a pan, or from other sources. Landlord shall not be liable for any damages arising from any act or neglect of any other tenant of the Shopping Center, or any of their officers. employees. agents. representatives. customers, business visitors or invitees. Provided, however, that the foregoing shall no! apply to any damage which Tenant ~ jurisdiction wasIM$y"WrYi an or , its agents or employees.


LANDLORD'S
SECURITY



Section 8.08

     Landlord may. but shall have no obligation to. from time to time, employ one or more persons or entities to patrol or provide security for the common areas. Notwithstand ing any such activity, Tenant shall have the sole responsibili ty of providing security for the Premises and the' persons therein. Under no circumstances shall Landlord be liable to Tenant or to any other person by reason of any theft, burglary. robbery, assault, trespass, unauthorized entry, vandalism, or any other act of any third person occurring in or about the Premises, and Tenant shall indemnify. defend and hold Landlord harmless from and against any and all losses, liabilities, judgments, costs or expenses (including reasonable attorneys' fees and other costs of investigation or defense) which Landlord may suffer by reason of any claim asserted by any person arising out of or related to any of the foregoing. If Landlord elects to provide such patrol or mnetitiir~ security services, the"cost thereof ~or snail be included in common area costs pursuant to Section 14.05 hereof

                                   ARTICLE IX

                             REPAIRS AND RESTORATION

INSURED OR MINOR DAMAGE

Section 9.01

    Subject to the provisions of Section 9.04, if at any time during the term hereof the Premises are destroyed or damaged and either (a) such damage is not "substantial" as that term is hereafter defined, or (b) such damage was caused by a casualty required to be insured against under Section 8.03, then Landlord shall promptly repair such damage at Landlord's expense and this lease shall Continue in full force and effect.

SUBSTANTIAL
DAMAGE

Section 9.02

    Subject to the provisions of Section 9.04, if at any time during the term hereof the Premises are destroyed or damaged and if such damage is "substantial" as that term is hereinafter defined, and if such damage was caused by a casualty not required to be insured against under Section 8.03, then Landlord may at its option either (a) promptly repair such damage at Landlord's expense. in which event*his lease shall continue in full force and effect, or (b) cancel and terminate this lease as or the date of the occurrence of such damage. by giving Tenant written notice of its election to do so within thirty (30) days after the date of the occurrence of such damage.

DAMAGE TO
CENTER

Section 9.03

    In the event that premises in the Shopping Center aggregating twenty-five percent (25%) or more of the total floor area of all buildings within the Shopping Center leased or offered for lease to tenants shall be damaged or destroyed, whether or not: the Premises are damaged or destroyed, Landlord may at Landlord's option cancel and terminate this lease by giving written notice to Tenant of Landlord's election to do so within sixty (60) days after the date of occurrence of such damage, in which event this lease shall terminate on the date such notice is given. /*


DAMAGE NEAR
END OF TERM

Section 9.04

     If the Premises are destroyed or damaged during the last twenty-four (24) months of the term of this lease and the estimated cost of repair exceeds ten&percent of the term~~ of t~ Minimum Rent then remaining to be paid by Tenant for the balance of the term either Landlord or Tenant may at its option cancel and terminate this lease as of the date of occurrence of such damage by giving written no.~to the other party a election to do so within thirty (30) days after the date of occurrence of such damage. If Landlord and or S all not so elect to not discriminate against Tenant in the exercise of its right to terminate event of damage as a result of casualty specified in Section 9.03.

     terminate  this  lease,  the repair of such  damage  shall be  governed  by
Section 9.0!, 9.02 or 9.03, as the case may be.

ABATEMENT
OF RENT;
TENANT'S
REMEDIES

Section 9.05

     (a) If the Premises are destroyed or damaged and Landlord repairs or restores them pursuant to the provisions of this Article, Tenant shall continue the operation of its business in the Premises to the extent reasonably practicable from the standpoint of prudent business management, and the Minimum Ken' payable hereunder for the period during which such damage, repair or restoration continues shall be abated in proportion to the degree to which Tenant's use of the Premises is impaired. There shall be no. abatement of the Percentage Rent or any additional rent payable hereunder, and Tenant shall have no. claim against Landlord for any damage suffered by Tenant by reason of any such damage, destruction. repair or restoration. Tenant waives the provision of Civil Code Sections 1932(2) and 1933(4) and an) present or future laws or case decisions to the same effect. Upon completion of such repair in-restoration Tenant shall promptly refixture and restock the Premises substantially to the condition prior to the casualty and shall reopen for business if closed by the casualty.

     (b)~ If Landlord shall be obligated to repair or restore the Premises under the provisions of this Article and shall not commence such repair or restoration within thirty (30) days after such obligation shalt accrue, Tenant may at its option cancel and terminate this lease as of the date of occurrence of such damage by giving Landlord written notice or its election to do so at any time prior to the commencement of such repair or restoration. Such obligation shall be deemed to accrue on the later of (i) receipt by * Landlord of any governmental permit or approval necessary to commence such work/or (ii) settlement of ~ /*provided that obtaining of such permit.

See paragraphs 14 & 26 of Addendum No.1.






DEFINITIONS

Section 9.06

     (a)For the purpose of this Article, "substantial" damage to the Premises shall be deemed to be damage to the building of which the Premises area pan, the estimated cost or repair of which exceeds one-fifth (1/5) of the then estimated replacement cost of such building.

     (b)The determination in good faith by Landlord of the estimated cost of repair of any damage and~or of the estimated replacement cost of any building shall be conclusive for the purpose of this Article.

                                    ARTICLE X

                            ASSIGNMENT AND SUBLETTING

LANDLORD'S
RIGHTS

Section 10.01 See paragraph 15 of Addendum No.1.

     (a) Tenant shall not, either voluntarily or by operation of law, assign. sell, encumber. pledge or otherwise transfer all or any pan of Tenant's leasehold estate hereunder, or permit the Premises to be occupied by anyone other than Tenant or Tenant's employees or sublet the Premises or any portion thereof, without Landlord's prior written consent in each instance. In exercising such right of consent. Landlord's consent shall not be unreasonably withheld and, in exercising such right of consent. Landlord shall be entitled to take into account any fact or factor which Landlord deems relevant to such decision. including but not necessarily limited to any or all of the following:

     (i) The financial strength of the proposed assignee or subtenant.

     (ii) The experience of the proposed assignee or subtenant with respect to businesses of the type and site which such assignee or subtenant proposes to conduct in the Premises.

     (iii) The quality of the merchandise offered for sale by the proposed assignee or subtenant in any other locations which it has, and the quality of the merchandise which such assignee or subtenant proposes to offer for sale in the Premises. (iv) Violation or potential violation of exclusive use rights previously granted by Landlord to other tenants of the Shopping Center.

     (v) Potential diminution of Percentage Rent payable pursuant to this lease as the result of such assignment or subletting.

     (vi)/If Tenant is a destination, Whether the store to be operated by the proposed assignee or subtenant will be, a "destination store" (i.e., a store which draws patrons to the Shopping Center specifically to shop at such store).
(vii) Whether there then exists ~ pursuant to this lease or any non-payment or non-performance by Tenant under this lease which, with the passage of time and~or the giving of notice would constitute a default under this lease.

     The foregoing restrictions shall be binding upon any assignee or subtenant to which Landlord has consented, and consent by Landlord to one or more assignments of this lease or to one or more sublettings of the Premises shall not operate to exhaust Landlord's rights under this paragraph. The voluntary or other surrender of this lease by Tenant or a mutual cancellation hereof shall not work a merger. and shall. at the option of Landlord, terminate all or any existing subleases or subtenancies or shall operate as an assignment to Landlord of such subleases or subtenancies. If Tenant is a corporation which, under the then current guidelines published by the Commissioner or Corporations of the State of California. is not deemed a public corporation or is an unincorporated association or partnership. the transfer. assignment or hypothecation of any stock interest in such corporation. association or partnership in the aggregate in excess of forty-nineshall be deemed an assignment within the meaning and provisions of this Article.

     (b) In the event Tenant desires to sublet the Premises, or any portion thereof; or assign its interest in this lease, Tenant shall give written notice thereof to Landlord at least days but not more than 180 days prior to the proposed effective date of such subletting or assignment, which notice shall set forth or be accompanied~ed by the name or the proposed subtenant or assignee, the relevant terms of any sublease or assignment, the proposed effective date thereof, the nature of the proposed subtenant's or assignee's business to be carried on in the Premises and such reasonable financial information as Landlord may request concerning the proposed subtenant or assignee, including but not limited to a balance sheet of the proposed subtenant or assignee for the two year period preceding the request for Landlord's consent and a written statement in reasonable detail as to the business and retail merchandising experience of the proposed subtenant or assignee during the five years preceding the request for Landlord's consent.

     (c) At any time within --days after Landlord's receipt of the information specified in Section 10.01(b), Landlord may by written notice to Tenant elect to
(i) consent to the subletting or assignment upon the terms and to the subtenant or assignee proposed; (II) refuse to give its consent, specifying in reasonable detail the reason(s)-therefor; [section struck out].


     (d) -All options to extend, renew or expand, if any contained in this lease are personal to Tenant. Consent by Landlord to any assignment or subletting shall not include consent to the assignment or transfer of any such rights with respect to the Premises, any special privileges or extra services granted to Tenant by this lease, or any addendum or amendment thereto or letter of agreement (and such options, rights, privileges or services shall terminate upon such assignment or subletting). unless Landlord specifically rants in writing such options, rights, privileges or services to such assignee or subtenant. Any sale, assignment, mortgage, transfer of this lease or subletting which does not comply with the provisions of this Article shall be void.

     (e)As a condition to Landlord's consent to any assignment or subletting, Landlord shall be entitled * to receive, [section struck out].


     (f) If Landlord consents to such assignment or subletting or does not exercise any option set forth in this Section 10.01 within said thirty (30) day period, Tenant may there after within sixty (60) days after the expiration of said period enter into a valid assignment or sublease of the Premises or portion thereof, upon the terms and conditions described in the information required to be furnished by Tenant to Landlord pursuant to subsection (b), or upon other terms not less favorable to Tenant; provided, however, that any material change in such terms shall be subject to Landlord's consent as provided in this Section and, provided further, that any amount to be paid to Landlord by Tenant in connection therewith pursuant to subsection (e) above shall be paid to Landlord upon the later of consummation of such transaction or receipt by Tenant of such consideration.



LANDLORD'S
COSTS

Section 10.02

     Should Landlord approve an assignment or sublease, Tenant will pay to Landlord on demand a sum equal to all of Landlord's reasonable costs, including attorney's fees, incurred in connection with processing and documenting such assignment or transfer. Provided however, in no event shall such costs exceed $1,500.


NO RELEASE
OF TENANT


Section 10.03

    Notwithstanding any assignment or subletting, even with the consent of Landlord, Tenant shall at all times remain directly and primarily responsible and liable for the payment of the rent herein specified and for compliance with all of its other obligations under this Lease/Upon the occurrence of an "event of default" (as hereinafter defined), if the Premises or any part thereof are then sublet, Landlord, in addition to any other remedies provided herein or by law, may collect directly from any subtenant all rents due and

/**see paragraph
16 of Addendum No.1.

     becoming due to Tenant under such sublease and apply such rent against any sums due to Landlord from Tenant hereunder. No such collection directly from an assignee or subtenant shall be construed to constitute, a novation or a release of Tenant from the further performance of Tenant's obligations hereunder. The acceptance by Landlord of any payment due hereunder from any other person shall not be deemed to be a waiver by Landlord of any provision of this Lease or to be a consent to any assignment or subletting.


                                   ARTICLE XI

                                 EMINENT DOMAIN

ENTIRE OR
SUBSTANTIAL
TAKING

Section 11.01

   If the entire Premises, or so much thereof as to make the balance not reasonably adequate for the conduct of Tenant's business notwithstanding restoration by Landlord as hereinafter provided, shall be taken under the power of eminent domain, this lease shall automatically terminate as of the date on which the condemning authority takes possession.


PARTIAL
TAKING

Section 11.02

   Iii the event of any taking under the power of eminent domain which does not so result in a termination of this lease, the Minimum Rent and all additional rent other than Percentage Rent payable hereunder shall be reduced, effective as or the date on which the condemning authority takes possession. in the lame proportion which the floor area of the portion of the Premises taken bears to the floor area of the entire Premises prior to the taking, Landlord shall promptly at its expense restore the portion of the Premises not so taken to as near its former condition as is reasonably possible, and this lease shall continue in full force and effect,


TAKING OF
CENTER

Section 11.03

     If premises in the Shopping Center aggregating twenty-five percent (25%) or more of the total floor area of the building for lease to tenants shall be taken by eminent domain whether or not the Premises are so taken, Landlord may, at its option. terminate this not discriminate lease by written notice to Tenant of its election to do so prior to the date the condemning authority requires possession, and this lease shall terminate on the date the condemning authority requires possession.



AWARDS            Section 11.04

     Any award for any taking of all or any pan of the Premises under the power of eminent domain shall be the property of Landlord, whether such award shall be made as compensation for diminution in value of the leasehold or for taking of the fee. Nothing contained herein, however, shall be deemed to preclude Tenant from obtaining, or to give Landlord any interest in. any award to Tenant for loss of or damage to Tenant's trade fixtures and removable personal property or for damages for cessation or interruption of Tenant's business, or Tenant's goodwill and tenant improvements paid for by Tenant.


SALE UNDER
THREAT OF
CONDEMNATION

Section 11.05

   A sale by .Landlord to any authority having the power of eminent domain, either under threat of condemnation or while condemnation proceedings are pending, shall be deemed a taking under the power of eminent domain for all purposes under this Article.

                                    ARTICLE XII

                                 UTILITY SERVICES

UTILITY
CHARGES

                Section 12.01

     Tenant shall pay all charges for gas, water, sewer, electricity, telephone and other utility services used in the Premises during the lease term. If any such charges are not paid when due Landlord ma'7pay the same, and any amount so paid by Landlord shall thereupon become due to Landlord from Tenant as additional rent.

     If utilities services, or any of them, are separately metered to the Premises, then Tenant shall cause the charges for such services to be billed directly to Tenant and shall pay such charges directly to the purveyor(s) of such services. If utilities services, or any of them, are not separately metered to the Premises, then as to any utility service not separately metered to the Premises, (a) Landlord shall pay the bills for such services, (b) Landlord shall allocate such bills between Tenant and the other tenants of the Shopping Center served by the meter on which such bills are based on such basis as Landlord determines to be reasonable~a*ND (c) Tenant shall pay its allocated portion of such bills to Landlord, as additional rent, within ten (10) days after receipt of Landlord's notice or invoice therefor. As to any utility service not separately metered to the Premises at the commencement date of this lease, Landlord reserves the right to require Tenant, as a part of Tenant's work in the Premises and at Tenant's cost. to install a separate meter or submeter to monitor the usage of such utility service in the Premises. The foregoing provisions shall also apply to any utility service used by Tenant to operate the heating, ventilating and air conditioning unit serving the Premises.

FURNISHING OF
SERVICES

Section 12.02

   If Landlord shall elect to furnish any utility services to the Premises, Tenant shall purchase its requirements thereof from Landlord so long as the rates charged therefor by Landlord do not exceed those which Tenant would be required to pay if such services were furnished it directly by a public utility.


INTERRUPTION
OF SERVICE

Section 12.03

     Landlord shall not be liable in damages or otherwise for any failure or interruption of any utility service being furnished the Premises and no such failure or interruption shall entitle Tenant to terminate this lease, or to an abatement of the Minimum Rent, additional rent or other charges due hereunder. See paragraph 17 of Addendum No.1.


TENANT'S
HVAC

        Section 12.04

   During the term of this lease, heating, ventilating and air conditioning ("HVAC") for the Premises shall be provided as follows:

     (a)Tenant shall purchase and install its own HVAC unit(s) and all associated vents,~flng and controls. Such installation shall be accomplished concurrently with Tenant's Work pursuant to Section 17.04 and shall be in accordance with the following:

     (i)Ml HVAC units shall be located on the roof of the Premises which they serve:

     (iiThe location of the HVAC units, all lines, ducts, connections and controls shall be subject to the prior wrinen appmval of Landlord; (iii ) The meth od and loca tion of all roof penetrations shall be subject to the prior written approval of Landlord, and Landlord shall have the right to make such penetrations for Tenant and at Tenant's cost;

     (iv) All HVAC units shall be attached to utility meters separately serving the Premises or to separate meters installed by Tenant and billed directy to Tenant.

     (v) All costs of purchase and installation of the HVAC units, meters, ducting and controls shall be the sole responsibility of Tenant.

     (b)During the lease term, Tenant shall maintain Tenant's HYAC unit(s) serving the Premises, as follows:

     (i) Tenant shall arrange for periodic inspection, maintenance and repair services for Tenant's rooftop HVAC units by an HVAC service approved. in advance, in writing by Landlord.

     (ii) Tenant shall also be solely responsible to operate, maintain, service and repair all components of the HYAC system serving the Premises other than the rooftop HVAC unit(s) and other rooftop installations.

     (iii) All costs of operating. inspecting, servicing, maintaining and repairing or replacing Tenant's HVAC system shall be borne by Tenant.

     (c) Notwithstanding the provisions of subsection (b) above, Landlord may at any time elect, by written notice to Tenant, to maintain Tenant's HVAC unit(s) serving the Premises. In such event:

     (i)Landlord shall arrange for periodic inspection, maintenance and repair service for Tenant's HYAC units by an HVAC service selected by Landlord. Such service entity may. at Landlord's election, be the same service entity providing similar services with respect to other HVAC units in the Shopping Center./*

     (ii) Tenant shall reimburse Landlord, as additional rent, for alt costs incurred by Landlord pursuant to paragraph (i) above. If Landlord uses one HVAC service entity to service and maintain Tenant's HVAC unit (s) an dother HVAC units in the Shopping Center, the charges of such service entity shall be apportioned or allocated between Tenant and the owners of the other HVAC units so serviced and maintained as Landlord, in its reasonable discretion, shall determine. Amounts payable by Tenant pursuant to this paragraph shall be paid within ten (10) days after Tenant's receipt of Landlord's invoice or statement therefor. Landlord may also elect. at any time by written notice to Tenant, to cease providing all services provided to Tenant pursuant to this subsection and, in such event, Tenant shall thereafter service and maintain its own HVAC unit(s) pursuant to subsection (b) above.

     (d) At the expiration or earlier termination of this lease, all HVAC units, ducting, controls apd meters shall become the property of Landlord and shall be surrendered by Tenant to Landlord along with the Premises.


                                  ARTICLE XIII

                              DEFAULTS AND REMEDIES

DEFAULTS         Section 13.01

     The occurrence of any one or more of the following events shall constitute a default hereunder by Tenant:

     (a)The abandonment of the Premises by Tenant. Abandonment is herein defined to include. but is not limited to, any absence by Tenant from the Premises for five (5) days or longer while in default ofany provision of this lease.

    (b) The failure by Tenant to make any payment of rent or additional rent required to be made by Tenant hereunder, as and when due, or the failure of Tenant to observe the ~the minimum tours of operation established by Landlord, where such failure shall continue for a period of A-P. n~(~~)days after written notice thereof from Landlord to Tenant; provided, however, that any such notice shall be in lieu of. and nor in addition to, any notice required under California Code of Civil Procedure Section 1161 et seq.. as amended. For purposes of this subsection (b), Tenant shall not be deemed to have cured a default resulting from Tenant's failure to observe the minimum hours of operation established by Landlord if Tenant shall, within thirty (30) days after any purported cure, again fail to observe such minimum hours of operation.

     (c)The failure by Tenant ,o observe or perform any of the express or implied covenants or provisions of this lease to be observed or performed by tenant than as specified in (a) or (b) above, where such failure shall continue for a period of,.~~twenty days after written notice thereof from Landlord to Tenant; provided, however, that any such notice shall be in lieu of, and not in addition to, any notice required under California Code of Civil Procedure
Section 1161 ci seq., as amended, and provided further, that if the nature of Tenant's default is such that more than ten (10) days are reasonably required for its cure, then Tenant shall not be deemed to be in default if Tenant shall commence such cure within osaid ten (10) day period and thereafter diligently prosecute such cure to completion.

     (d)(i) The making by Tenant of any general assignment for the benefit of creditors; (il) the filing by or against Tenant of a petition to have Tenant adjudged a debtor in any proceeding under the Federal Bankruptcy Code or a petition for reorganization or arrangement under any law relating to bankruptcy (unless, in the case of a petition filed against Tenant, the same is dismissed within thirty (30) days): (iii) the appointment of a trustee or receiver to take possession of substantially all of Tenant's assets located at the Premises~~pr of Tenant's interest in this lease, where possession is not restored to Tenant within.-' /~g4~;"ci'v) the attachment, execution or other judicial seizure of substantially all of Tenant's assets a Premises or of Tenant's interest in this lease, where such seizure is not discharged within /4-+#,(60) Days: or (v) Tenant's convening of a meeting of its creditors or any class thereof for the purpose of effecting a moratorium upon or composition of its debts, or any class thereof.


REMEDIES

Section 13.02

     (a)In the event of any default by Tenant as defined herein, Landlord may exercise the following remedies:

     (I)Terminate Tenant's right to possession of the Premises by any lawful means, in which~ case this lease shall terminate and Tenant shall immediately surrender possession of the Premises to Landlord. In such event Landlord shall be entitled to recover from Tenant:

     (i) The worth at the time of award of the unpaid rent and additional rent which had been earned at the time of termination;

     (ii) The worth at the time of award of the amount by which the unpaid rent and additional rent which would have been earned after termination until the time of award exceeds the amount of such loss that Tenant proves could have been reasonably avoided;

     (iii) The worth at the time of award of the amount by which the unpaid rent and additional rent for the balance of the term after the time of award exceeds the amount of such loss that Tenant proves could be reasonably avoided; and

     (iv) Any other amount necessary to compensate Landlord for all the detriment proximately caused by Tenant's failure to perform its obligations under this lease or which in the ordinary course of things would be likely to result therefrom, including, but not limited to, the cost of recovering possession of the Premises, expenses of reletting, including necessary repair, renovation and alteration of the Premises, brokers' commissions, reasonable attorneys' fees, and any other reasonable costs, provided, however, in no event shall such amount include costs incurred by Landlord to improve the Premises for a new tenant with new leasehold improvements The "worth at the time of award" of the amounts referred to in subparagraphs (I) and (ii) above shall be computed by allowing interest at the rate per annum determined pursuant to Section 16.07 from tenant allowance the date such amounts accrue to Landlord. The worth at the time of award of the amount referred to in or otherwise. subparagraph (iii) above shall be computed by discounting such amount at one (I) percentage Point above the discount rate of the Federal Reserve Bank of San Francisco at the time of award.

     (2)Without terminating or effecting a forfeiture of this lease or otherwise relieving Tenant of any obligation hereunder in the absence of express written notice of Landlord's election to do so, Landlord may, but need not, relet the Premises or an~ portion thereof at any time or from time to time and for such terms and upon such conditions and rental as Landlord in its sole discretion may deem proper. Whether or not the Premises are relet, Tenant shall pay to Landlord all amounts required by Tenant hereunder up to the date that Landlord terminates Tenant's right to possession of the Premises.. Such payments by Tenant shall be due at the times provided in this lease, and Landlord need not wait until the termination of this Lease to recover them by legal action or in any other manner. If Landlord relets the Premises or any portion thereof, such reletting shall not relieve Tenant of any obligation hereunder, except that Landlord shall apply the rent or other proceeds actually collected by it for such reletting against amounts due from Tenant hereunder to the extent such proceeds compensate Landlord for non-performance of any obligation of Tenant hereunder. Landlord may execute any lease made pursuant hereto in its own name, and the lessee thereunder shall be under no obligation to see to the application by Landlord of any proceeds to Landlord, nor shall Tenant have any right to collect any such proceeds. Landlord shall not by any re-entry or other act be deemed to have accepted any surrender by Tenant of the Premises or Tenant's interest therein, or be deemed to have terminated this lease, or to have relieved Tenant of any obligation hereunder, unless Landlord shall have given Tenant express written notice of Landlord's election to do so as set forth herein.

     (3)Landlord may terminate this lease by express written notice to Tenant of its election to do so. Such termination shall not relieve Tenant of any obligation hereunder which has accrued prior to the date of such termination. In the event of such termination, Landlord shall be entitled to recover from Tenant the amounts determined pursuant to paragraph (I) above.

     (b)Landlord shall be under no obligation to observe or perform any covenant of this lease on its part to be observed or performed which accrues after the date of any default by Tenant hereunder.

     (c)In any action for unlawful detainer commenced by Landlord against Tenant by reason of any default hereunder, the reasonable rental value of the Premises for the period of the unlawful detainer shall be deemed to be the amount of rent and additional rent reserved in this lease for such period. unless Landlord or Tenant shall prove to the contrary by competent evidence.

     (d)The rights and remedies reserved to Landlord herein. including those not specifically described, shall be cumulative, and, except as provided by California statutory law in effect at the time, Landlord may pursue any or all of such rights and remedies, at the same time or otherwise.

     (e)No delay or omission of Landlord ~ exercise,'e any right or remedy shall be construed as a waiver of any such right or remedy or of any default by Tenant hereunder. The acceptance by Landlord of any rent hereunder shall not be a waiver of any preceding breach or default by Tenant of any provision hereof. other than the failure or Tenant to pay the particular rent accepted. regardless of Landlord's knowledge of such preceding breach or default at the time of acceptance of such rent, or a waiver or Landlord's right to exercise any remedy available to Landlord by virtue of such breach or default. The acceptance of any payment from a debtor in possession, a trustee, a receiver or any other person acting on behalf of Tenant or Tenant's estate shall not waive or cure a 'default under Section 13.01(d).

     (f)Tenant hereby waives any right of redemption or relief from forfeiture under Code of Civil Procedure Sections 1174 and 1179, and under any present or future statutes or case decisions to the same effect, in the event Tenant is evicted or Landlord takes possession of the Premises by reason of any default by Tenant hereunder.

DEFAULT
BY LANDLORD

Section 13.03

    Landlord shall not be deemed to be in default in the performance of any obligation required to be performed by it hereunder unless and until it has failed to perform such obligation within thirty (30) days after written notice by Tenant to Landlord specifying wherein Landlord has failed to perform such obligation; provided, however, that if the nature of Landlord's obligation is such that more than thirty (30) days are required for its performance then Landlord shall not be deemed to be in default if it shall commence such performance within such thirty (30) day period and thereafter diligently prosecute the same to completion. Tenant's remedies for Landlord's default shall be limited to suit or action and shall not extend to withholding or offsetting rent.


EXPENSE
OF LITIGATION

Section 13.04

    If either party incurs any expense, including reasonable attorneys' fees, in connection with any action or proceeding instituted by either party by reason of any default or alleged default of the other parry hereunder, the party prevailing in such action or proceeding shall be entitled to recover its said reasonable expenses from the other party. For purposes of this provision, in any unlawful detainer or other action or proceeding instituted by Landlord based upon any default or alleged default by Tenant hereunder. Landlord shall be deemed the prevailing party if (a) judgment is entered in favor of Landlord or
(b) prior to trial or judgment Tenant shall pay all or any portion of the rent and charges claimed by, landlord, eliminate the condition(s), cease the act(s) or otherwise cure the omission(s) claimed by Landlord to constitute a default by Tenant hereunder.


HOLDING          Section 13.05
OVER

     If Tenant or anyone claiming under Tenant shall remain in possession of the Premises or any part thereof after expiration of the lease term or earlier termination thereof without any agreement in writing /*Controlling between Landlord and Tenant with respect1thereto, Tenant shall (a) occupy upon all of the terms and over the provisions of Section conditions of this lease except that the monthly Minimum Rent due from Tenant s~all be two hundred 13.05 the increased Minimum Rent percent (200%) of the monthly Minimum Rent in effect at the end of the term/(b) pay all damages shall not take sustained by Landlord by reason of such retention and (c) indemnify, defend, and hold landlord harmless effect until the from and against any loss or liability resulting from such holding over. If Landlord so notifies Tenant in writing, such holding over shall constitute a renewal of this lease after the a month-to-month tenancy. case upon the terms set forth in ation of the this Section. Any such month-to-month tenancy shall be terminable at the end of any calendar month by either party by written notice to the other party given not less than thirty days prior to the end of such such sixty (60) day-period the parties are in good faith negotiating a renewal, or extension month. Nothing contained in this Section shall be deemed or construed to waive Landlord's right of reentry or any other right of Landlord hereunder or at law.

LANDLORD
RIGHTS

Section 13.06

   All covenants and agreements to be performed ~ by Tenant at Tenant's sole cost and expense and without abatement as provided herein If tenantfails to pay any sum of money, other than rent, required to be paid by it or fails to perform any other act on its pan to be performed, and such failure continues beyond any applicable grace period set forth in this Article, then in addition to any other remedies provided herein Landlord may. but shall not be obligated so to do, without waiving or releasing Tenant from any obligations of Tenant, make any such payment or perform any such other act on Tenant's part. Landlord's election to make any such payment or perform any such act on Tenant's part shall not give rise to any responsibility of I-landlord to continue making the same or similar payments or performing the same or similar acts. Tenant shall, within ten (10) days after written demand therefor by Landlord, reimburse Landlord for all sums so paid by Landlord and all necessary~~incidental costs, together with interest thereon at the rate determined under Section 16.07, accruing from the date of such payment by Landlord; and Landlord shall have the tame rights and remedies in the event of failure by Tenant to pay such amounts as Landlord would have in the event of a default by Tenant in payment of rent.


Section 13.07 [section struck out].

                                   ARTICLE XIV

                                  COMMON AREAS

DEFINITION

Section l4.01

     All areas within the exterior boundaries of the Shopping Center which are not now or hereafter held for exdtsive use by Landlord or by other persons entitled to occupy floor area in the Shopping Center. including, without limiting the generality of the foregoing, parking areas and structures, including the underground parking garage, driveways, truckways, delivery passages. elevators and escalators, loading docks, sidewalks, ramps. open and endosed courts and malls, landscaped and planted areas, exterior stairways, bus stops, retaining walls, restrooms not located within the premises of any tenant. and other areas and improvements provided by Landlord for the common use of Landlord and tenants and their respective employees and invitees, and the median strip located between Santa Monica Boulevard (north) and Santa Monica Boulevard (south) on which the sign for the Shopping Center is located. shall be deemed "common areas." Landlord may make changes at any time and from time to time in the size. shape, location, number and extent ofthe common areas or any of them, and no such change shall entitle Tenant to any abatement of rent.

See paragraph 18 of Addendum No.1.

USE

Section 14.02

     Tenant and its employees and invitees shall be entitled to the non~xclusive use of the comnton areas during the lease term in common with Landlord and with other persons authorized by Landlord from time to time to use such areas, subject to such reasonable rules and regulations relating to such use as Landlord may from time to time establish. Landlord shall be reasonable and nondiscriminatory in its application of the rules and regulations adopted pursuant to Section 14.02.

CONTROL BY Section 14.03
LANDLORD

     (a)Landlord shall operate, manage. equip, police. light, repair. clean and maintain the common areas in such manner as Landlord may in its sole discretion determine to be appropriate/Landlord may temporarily close any common area for repairs or alterations, to prevent a dedication thereofor the accrual of prescriptive rights therein, or for any other reason deemed sufficient by Landlord.

     (b)Landlord shall at all times during the term of this lease have the sole and exclusive control of the automobile parking areas, driveways, entrances and exits and the sidewalks and pedestrian passageways and other common areas. and may at any time and from time 10 time during the term hereof restrain any use or occupancy thereof except as authorized by the rules and regulations for the use of such areas

     /* So long as it is a first-class manner consistent with other shopping Centers in Southern - California -
     established by Landlord from time to time. The rights of Tenant in and to the common areas shall at a times be subject to the rights of Landlord, the other tenants of Landlord and the other owners of stores I the Shopping Center to use the same in common with Tenant, and Tenant shall keep said areas free an clear of any obstructions created or permitted by Tenant or resulting from Tenant's operation. If in th opinion of Landlord unauthorized persons are using any of said aretas~retson4th%rrtsAnceofTenar in the Shopping Center, Tenant, upon demand of a restrain suc unauflrorzed use b appropriate proceedings. Nothing herein shall affect the right of Landlord at any time to remove any suc unauthorized persons. See paragraph 18 of Addendum No - 1 -

     (c) In the event Landlord elects or is required to limit or control parking by customers or invitees C the Shopping Center, whether by validation of parking tickets or any method of assessment, or an program for free or reduced cost transportation, Tenant agrees to participate in such validation, assessmer or transportation program under such reasonable rules and regulations as are from time to time establishe by Landlord with respect thereto. See paragraph 16 of Addendum No.1.

EMPLOYEE
PARKING

Section 14.04

     Tenant and its employees shall park their vehicles only in such parking areas in the Shopping Center if any, as are from time to time designated for that purpose by Landlord, and Landlord may change suci designated areas at any time upon written notice Ten employees' vehicle license numbers within fifteen [section struck out]. Tenant agrees to assume responsibility for compliance by its employees with the parkin provisions contained herein. Landlord may charge TenantA atrditignra~reinLt or e ist SUCCR triolation anc Twenty-Five Dollars ($25.00) for each subsequent violation. Tenant also hereby authorizes Landlord t( tow away from the Shopping Center any vehide belonging to Tenant or Tenant's employees parked ir violation of these pmvisions, and/or to attach violation stickers or notices to. such vehicle.

     Without limiting the generality of the foregoing, Landlord shall have the right for the month 0 December to locate off-site parking at any location within two (2) miles of the Shopping Center. to designate such off-site area as parking for Tenant's employees an to require Tenant's employees tc shutde-bus from such off-site parking areas to the Shopping Center/ ~tLandlord elects to use such off-sirt employee parking, Tenant shall pay to Landlord, as additional rent, Tenant's Proportionate Sham oi Landlord's costs incurred in using such off-site areas and providing shuttle bus ser-vice to the Shoppinj Center. /**proyided the majority of the other tenants' of the Shopping Center are similarly obligated.



COMMON
AREA
COSTS

Section 14.05

     Tenant shall pay to Landlord, as additional rent, Tenant's proportionate share all costs and expenses incurred by Landlord in the operation, repair and maintenance of the common areas, including the underground garage, median strip and sign located thereon referred to in Section 14.01, during the term of this lease. Such costs and expenses shalt include, without limiting the generality of the foregoing, utility costs, gardening, landscaping, repaving, cost of public liability, property damage. vandalism and malidous mischief and other insurance, taxes (as defined in Section 5.02, but applicable to the common areas). repairs, painting. lighting, deaning. trash removal, depredation of equipment, security,- fire protection, and similar items and an amount equal to fifteen percent (15%) of all such costs and expenses to cover Landlord's administrative and overhead expense. Such costs and expenses shall not include any allowance for depredation of common area improvements, but shall include all charges. surcharges and other levies of whatsoever nature imposed by, and all costs (whether or not capital in nature) of compliance with the requirements of, any federal, state or local governmental agency regulating the environmental, health and safety aspects of the Shopping Center and all costs, as reasonably amortized by Landlord, with interest at the rate determined pursuant to Section 16.07, of any capital improvement which is reasonably calculated to reduce common area operating costs.



                                   ARTICLE XV

                         SIGNS, LIGHTING AND ADVERTISING

PROHIBITED
ACTIVITIES

Section 15.01

     Tenant shall not, without Landlord's prior written consent, do any of the following:

     (a) Install or affix to the exterior of the Premises any lighting or plumbing fixtures, shades. awnings. or exterior decorations (including exterior painting).

     (b) Install or affix to the exterior doors or windows of the Premises or within any area immediately fronting on such doors and windows and visible therefrom, any signs, lettering, placards or the like. /*

     (c) Display or sell merchandise in, or otherwise obstruct. any area outside of the Premises.

     (d) Cause or permit to be used any advertising materials or methods which are objectionable to Landlord or to other tenants of the Shopping Center, including, without limiting the generality of the foregoing, loudspeakers. mechanical or moving display devices, unusually bright or flashing lights and similar devices the effect of which may be seen or heard outside the Premises.

     (e) Solicit business in the parking or other common areas, nor distribute any hand bills or other advertising matter in the parking or other common areas.

     (f) Use any sign or advertising material that is not of professional quality.

     For the purpose of this Article, the term "exterior" shall include exposures on any enclosed mall, and when constructed.

MAINTENANCE    Section 15.02

     Tenant shall at all times maintain its show windows and signs in a neat, clean and orderly conditior If, as to any sign located on an exterior exposure ofthe Premises, Tenant shall fail to do so after three (3 days written notice from Landlord, Landlord may repair, clean or maintain such exterior sign and the co thereof shall be payable by Tenant to Landlord upon demand as additional rent.

DISPLAY WINDOW UGHTING

Section 15.03

     Tenant shall keep its display windows well lighted during all operating hours or Tenant and until suci reasonable time as may be fixed from time to time by Landlord for all of the tenants in the Shoppin4-Center, unless prevented from doing so by causes beyond Tenant's reasonable control.

ADVERTISED
NAME AND ADDRESS

Section 15.04

     Tenant shall use as its advertised business address the words "Century City." Tenant shall not use tht words Century City for any purpose other than as the address of the business to be conducted by Tenant ir the Premises, and Tenant shall not acquire any property right in or to any name which contains said worc combination as a part thereof. Any permitted use by Tenant of the words Century City during the term 0 this lease shall not permit Tenant to use, and Tenant shall not use, such words either after the terminatior of this lease or at any other location.

ADVERTISING
EXPENDITURES

Section 15.05 See paragraph 19 of Addendum No.1.

[section struck out]

                                   ARTICLE XVI

                                  MISCELLANEOUS

OFFSET
STATEMENT

Section 16.01

     (a) Landlord and Tenant shall at any time and from time to time upon not less than twenty days prior written notice from the other party execute, acknowledge and deliver to Landlord a statement in writing (i) certifying that this lease is unmodified and in full force and effect (or, if modified, stating the nature of such modification and certifying that this lease, as so modified, is in Cull force and effect) and the dates to which the Minimun Rent and additional rent are paid in advance, if any that there are not. uncured defaults on the part of, hereunder, or satisfying such defaults if any claimed and (iii) acknowledging the accuracy of such other facts as are included in such statement by may be relied upon by any prospective purchaser or encumbrancer of the Premises or ofall or any portion ofthe real property of which the Premises area part.

     (b)Either party's failure to deliver such statement within such time shall be conclusive ~ (i) that this lease is in full force and effect, without modification except as may be represented by /L~..ll~.' (n) that there are no uncured defaults in4~r4's performance. (iii) that not more than one months Minimum Rent has been paid in advance and (iv) that any other statements of fact included by in the statement are correct.

(c) [section struck out]
                                           18

LANDLORD'S
RIGHT OF
ACCESS

Section 16.02

     Landlord and its agents shall have the right (a) to enter the Premises at all reasonable time for*r the purpose of examining or inspecting the same to ascertain if they are in good repair, making such alterations, repairs, improvements or additions to the Premises as Landlord may be required or permitted to make hereunder, exhibiting the same to prospective purchasers and posting notices which Landlord may deem necessary for its protection and (b) at any time in an emergency. During the six (6) months prior to the end of the term of this lease (and during any period during which Tenant is holding over with or without the consent of Landlord), ... - 1 " Tenant I shall cooperate with Landlord in exhibiting the Premises to prospective tenants. Access by Landlord hereunder shall not,~under the circumstances, unreasonably interfere with -Tenant's use and enjoyment of the Premises, and tenant waives any claim for damages for any injury or inconvenience to or interference with Tenant's business, occupancy or quiet enjoyment arising out of my permitted entry~by
Landlord. Tenant acknowledges that Landlord shall not retain a key to the Premises and may, in any emergency, enter the Premises in any manner which Landlord reasonably determines to be necessary. without liability therefor to
Tenant. No entry by Landlord pursuant to this Section shall be deemed to constitute an eviction of Tenant or a forcible detainer of the Premises. /**excluding Landlord's agents and representatives negligence or willful misconduct,

/*and upon ~reasonable notice,


TRANSFER OF
LANDLORD'S
INTEREST

Section 16.03

     In the event of any transfer or transfers of Landlord's interest in the Premises, the transferor shall be automatically relieved of any and all obligations and liabilities on the pan of Landlord accruing from and after the date of such transfer~ provided the transferee assumes all such obligations and liabilities.


FLOOR AREA

Section 16.04

     "Floor area as used in this lease means, with respect to the Premises and with respect to each store separately leased, the aggregate of (a) the number of square feet of floor space on all floor levels, measured from the center line of party walls between tenant areas and the exterior face of all other walls, and
(b) all outside selling areas used for the sale at merchandise by tenants. No deduction or exclusion from floor area shall be made by reason of columns, stairs, elevators, escalators, or other interior construction or equipment. Landlord may, at any time and from time to time, make changes or additions to the Shopping Center which result in an increase or decrease in the aggregate floor area occupied or designed for occupancy by tenants of the Shopping Center; provided, that, except as provided herein, no such change or addition shall increase or decrease the floor area of the Premises without Tenant's prior consent.

SEPARABILITY

Section 16.05


     Any provision of this lease which shall prove to be invalid, void or illegal shall in no way affect, impair or invalidate any other provision hereof, and such remaining provisions shall remain in full force and effect


Section 16.06 [section struck out]

LATE
PAYMENTS

Section 16.07

     (a)Any amount due from Tenant to Landlord hereunder which is not paid to Landlord when due shall bear interest at the maximum rate of interest then permitted by the applicable usury law, accruing from the date due until the same is fully paid. Payment ofsuch interest shall not excuse or cure any default by Tenant pursuant to this Lease.

     (b)TENANT ACKNOWLEDGES THAT THE LATE PAYMENT BY TENANT TO LANDLORD OF RENT AND OTHER SUMS DUE HEREUNDER WILL CAUSE LANDLORD TO INCUR COSTS NOT CONTEMPLATED BY THIS LEASE, THE EXACT AMOUNT OF WHICH WILL BE

     EXTREMELY DIFFICULT TO ASCERTAIN. SUCH COSTS MAY INCLUDE, BUT ARE NO LIMITED TO, ADMINIST~VE, PROCESSING AND ACCOUNTING CHARGES, AND LATE CHARGES WHICH MAY BE IMPOSED ON LANDLORD BY THE TERMS OF ANY EMCUMBRANCH COVERING THE PREMISES. ACCORDINGLY, IF ANY SUM DUE FROM TENANT SHALL NOT BE RECEIVED BY LANDLORD OR LANDLORD'S DESIGNEE WITHIN FIVE DAY AFTER THE DATE DUE, TENANT SHALL PAY TO LANDLORD, IN ADDITION TO nil INTEREST PROVIDED ABOVE, A LATE CHARGE IN THE AMOUNT OF $100.00, AS LIQUIDATED DAMAGES. THE PARTIES AGREE THAT SUCH LATE CHARGE REPRESENTS A FAIF AND REASONABLE ~MATE OF THE COST LANDLORD WILL INCUR BY REASON OI LATE PAYMENT BY TENANT. ACCEPTANCE OF SUCH LATE CHARGE SHALL Nm CONSTITUTE A WAIVER OF TENANT'S DEFAULT WITH RESPECT TO SUCH OVERDUE AMOUNT, NOR PREVENT LANDLORD FROM EXERCISING ANY OTHER RIGHTS AND REMEDIES GRANTED{1/2NDER OR BY LAW TO LANDLORD.

 Landlord's Initials Tenant's Initials

[section struck out]

TIME OF
ESSENCE

Section 16.08

    Time is of the essence with respect to the performance of every provision of this lease in which time of performance is a factor.


HEADINGS

Section 16.09

    The article and section captions contained in this lease are for convenience only and shall not be considered in the construction or interpretation of any provision hereof.


INCORPRATION OF
PRIOR AGREEMENTS;
AMENDMENTS

Section 16.10

     This lease and the exhibits hereto cover in full each and every agreement or every kind or nature whatsoever between the parties hereto concerning the Premises and the Shopping Center, and all preliminary negotiations and agreements of whatsoever kind with respect to the Premises or the Shopping Center, except those contained herein, are superseded and of no further force or effect. No person. firm or corporation has at any time had any authority from Landlord td make any representations or promises on behalf of Landlord, and Tenant expressly agrees that if any such representations or promises have been made by Landlord or others, Tenant hereby waives all right to rely thereon. No verbal agreement or implied covenant.shall be held to vary the provisions hereof, any statute, law, or custom expense to the contrary notwithstanding. No provision of this lease may be amended or added to except by an agreement in writing signed by the parties hereto or their respective successors in interest.

NOTICES

Section 16.11

     Any notice, consent or approval ("notice") required or permitted to be given hereunder shall be in writing and may be served personally or by mail; if served by mail it shall be addressed as specified in the applicable Basic Lease Provision T~- --- . - Any notice which is personally served shall be effective upon service: any notice given by mail shall be deemed effectively given three
(3) days after deposit in the United States mail, registered or certified, postage prepaid and addressed to the Premises (for Tenant) or as specified in the applicable Basic Lease Provision. Either party may by written notice to the other from time to time specify a different address for notice purposes.


BROKERS

Section 16.12

    Landlord and

     /Tenant warrants that it has had no dealings with any real estate broker or agent in connection with the negotiation of this lease, except as specifically stated to the coptury in the applicable Irasic Lease Provision, and expressly agrees and covenants to hold ~ea.e~AarmIess and to defenW Lee"- from any claims, threatened or asserted, by any broker, finder or agent claiming under or through in connection with the negotiation and execution of this lease.

  /*the other


WAIVERS   Section 16.13

     No waiver of any provision hereof shall be deemed a waiver of any other provision to or approval of any act by one of the panics hereto shall not be deemed to render obtaining of such party's consent to or approval of any subsequent act.


RECORDING       Section 16.14

     Tenant shall not record this lease without the prior written consent of Landlord. Tenant. upon the request of Landlord, shall execute and acknowledge a "short form" memorandum of this lease for recording purposes, which shall be prepared and recorded at Landlord's expense.

GROUP
PROMOTION
ACTIVITIES

Section 16.15

     (a) - Tenant shall join and maintain membership as a tenant member in the CENTURY. CITY SHOPPING CENTER MERCHANTS ASSOCI~ON (the "Association" herein) and shall abide by the by-laws and regulations of the Association Tenant shall pay. as additional rent, minimum annual dues with respect to such membership in the initial amount per year per square foot of floor area of the Premises established from time ib time by Association. Tenant shall pay such minimum annual dues at the rate so established (or. as to premises with less than 1,000 square feet of floor area, in the amount ofSl,OOO.00, if greater) notwithstanding the fact that one or more other members of the Association may now or hereafter pay at a lesser rate or in a lesser minimum amount. Provided, however, that in the event the per square foot rate for annual dues payable by tenant members is increased in the manner provided in the by-laws of the Association to a rate in excess of that in effect at the date of this lease, or in the event the amount of minimum annual dues for a tenant member is increased to an amount greater than $1,000.00 then, in either such event, Tenant shall pay dues at such higher rate or in such higher minimum amount. Such additional rent shall be payable monthly or quarterly as determined by Landlord, shall be payable with and at the same time as the next Minimum Rent payment due after receipt of an invoice for such installment of dues and shall be payable to Landlord or, at Landlord's election, to the Association. Any such dues which are paid to Landlord shall be delivered by it to the Association for its use, and Landlord shall have no liability to account (other than to the Association) for any such dues received by it. The promotional director, if any, of the Association shall be under the exclusive control and supervision of Landlord, which shall have the sole authority with respect to employment. discharge and compensation of such promotional director. Landlord represents and warrants that excluding the majors, the majority of the other tenants are similarly obligated.


     (b)Tenant acknowledges that Landlord and Tenant each desire to improve the collective advertising and promotions for the Shopping Center. To that end, Landlord is seeking to establish a promotional fund (the "Fund") to establish more centralized control of promotional policies, activities and expenditures and to eliminate inefficiencies which have arisen in the conduct of proniotional activities through the Association. Landlord and Tenant acknowledge that, due to the requirements of existing leases with tenants of the Shopping Center, establishing the Fund and relieving the Association of promotional responsibility will be a process which may require a substantial period of time. Accordingly, Landlord and Tenant agree as follows:


     (i) To and until the end of the calendar month in which Tenant receives from Landlord the written notice provided for in clause (II) below, Tenant shall maintain membership in the Association and pay dues and assessments thereto in the manner required by subsection (a) above. From and after the expiration of such calendar month, Tenant shall cease to be a member of the Association and shall no longer be required to compiy with the provisions of subsection (a) (except to pay accrued and unpaid dues and assessments owed by Tenant to the Association as of the end of such calendar month). Thereafter. Tenant shall contribute to the fund in the manner and amounts provided in clause (iii) below. Moreover, from and after such date, all references in Section 15.05 to the Board of Directors of the Association shall be amended to refer to Landlord's promotional director for the Fund.


     (ii) Landlord may at any time hereafter elect, by written notice to Tenant, to require Tenant to commence the contributions to the Fund provided for in clause (ili) (and, concurrently, to eliminate Tenant's future obligations pursuant to subsection (a)). Provided, however. that Landlord shall not be entitled to give such notice to Tenant unless and until fifty-one percent (51%) of the tenants (by number) of the Shopping Center (induding Tenant) (A) shall be required to contribute to the Fund, and (B) shall be given the notice provided for in this clause. Landlord's delivery to Tenant of the notice provided for in this dause shall be deemed a certification by Landlord that the conditions set forth in this clause have been met or are being met concurrently with delivery of such notice to Tenant. Apart from meeting the foregoing conditions, Landlord shall not be restricted or limited in any way in its selection of the time when the notice provided for in this clause shall be given, and Landlord may elect to give such notice to less than all tenants of the Shopping Center then obligated to contribute to the Fund upon Landlord's election (so long as the percentage requirement set forth above is met), or to give such notices to tenants of the Shopping Center at different times. Any notice hereunder shall be given in the manner provided in Section 16.11.

     (iii) The Fund shall be established, maintained and used as follows:

     (A)Landlord may, at its option. establish and continue an advertising and promotional Fund to furnish and maintain professional advertising and sales promotions for the benefit of all contributing tenants of the Shopping Center. The purposes of the Fund shall b~e~ttrnssist the businesses of contributing tenants by sales promotions. group advertising and other activities promoting contributing Tenants.

     (B)Tenant shall initially contribute to the Fund an amount equal to Tenant's dues and assessments to the Association at the date that Tenant first becomes obligated to commence contributions to the Fund. Such contributions may be expressed in terms of a rate per square foot of floor area (and a minimum contribution without regard to floor area) and shall be made in such periodic installments as Landlord may select, but no more frequently than monthly. The rate used for determining the amount ofTenant's contributions to the Fund need not be the same rate used in determining the amount of contributions to the Fund by other tenants of the Shopping Center Contributions to the Fund shall be additional rent pursuant to this tease. and failure of Tenant to pay any required contribution to the Fund as and when due shall be deemed a default under this lease entitling Landlord to exercise all remedies available to a Landlord against a defaulting tenant, including those set forth in Article XIII.

     Tenant's initial contribution may be increased at the end of any tease year after Tenant first becomes obligated to contribute to the Fund to reflect any change in the cost of living. [section struck out] In no event shall Tenant's required annual contribution to the Fund after any such adjustment be less than Tenant's required annual contribution immediately prior to such adjustment, and in no event shall Tenant's required annual contribution after any such adjustment exceed 108% of Tenant's required annual contribution immediately prior to such adjustment, notwithstanding increases or decreases in the index as of any adjustment date which would justify a larger increase or a decrease in Tenant's required annual contribution. Except as expressly provided herein, adjustments of Tenant's annual contribution to the Fund shall be made in the manner provided in against a defaulting tenant, including those set forth in
Article XIII. Section 3.02.

/*See paragraph 21 of Addendum No.1.

     (C)Landlord shall have the exclusive right to hire a promotional director, secretary and other personnel who, in Landlord's sole judgment, are required to carry out the putp~ es-of the Fund. All such personnel shall be under the exclusive control and supervision of Landlord, who shall have the sole authority and responsibility to hire and discharge such personnel and to determine their compensation and benefits. Landlord shall have the sole authority to direct the performance by such personnel of their activities, including but not limited to, placement of advertising, scheduling of promotional events and attendance at trade or industry conventtons.

     (D)Landlord shall have the right to select a committee, composed of a representative of Landlord and not more than four (4) representatives of tenants at the Shopping Center, to render advice to Landlord in connection with promotional and advertising activities conducted through the Fund. All such committee members shall be selected by and shall serve at the pleasure of Landlord. The sole function of such committee shall be to render advice when and if required by Landlord, and such committee shall have no approval or consent rights with respect to Landlord's decisions concerning the use of the Fund. Tenant agrees to cause its manager to serve as a member or such committee if so requested by Landlord.

     (E)During any period during which the Association continues to exist and conduct promotional and~or advertising functions, Landlord may, but shall not be required to. conduct joint advertising or promotions involving both the Association and the Fund, with the cost of such activity split between the Fund and the Association based upon the respective aggregate floor areas of their contributors or on such other basis as Landlord determines to be equitable.

     (iv) From and after Tenant's obligation to contribute to the Fund commences, Tenant shall have no further interest, voting or otherwise, in the Association, and the Association may continue or elect to liquidate and dissolve as the members thereof determine, without notice to or vote or consent of Tenant.

[section struck out]


LIENS               Section 16.16

     Tenant shall do all things reasonably necessary to prevent the filing of any mechanics' or other liens against the Shopping Center or any pan thereof by reason ofwork, labor, services or materials supplied or claimed to have been supplied to Tenant, or anyone holding the Premises, or any part thereof, through or under Tenant. If any such lien shall at any time be filed against the Shopping Center, Tenant shall either cause the same to be discharged ofrecord within twenty (20) days after the date offiling of the same or, if Tenant in Tenant's discretion and in good faith determines that such lien should be contested. shjtll furnish such security as may be necessary or required to (a) prevent any foreclosure proceedings against the Shopping Center during the pendencyofsuch contest, and (b) cause a title company selected by Landlord to remove such lien as a matter affecting title to the Shopping Center on a preliminary title report or title policy issued with respect to the Shopping Center.

     Nothing contained herein shall imply any consent or agreement on the part of Landlord to subject Landlord's estate to liability under any mechanics' or other lien law. Tenant shall give Landlord adequate opportunity and Landlord shall have the right to post such notices of nonresponsibility as are provided for in the mechanics' lien laws of California.


SUBORDINATION       Section 16.17

     This lease shall, at Landlord's option, be either superior or subordinate to any ground lease. mortgage or deed of trust that may exist or hereafter be placed upon the Shopping Center or any part hereof and to any and all payments and advances to be made thereunder and to the interest thereon and to all renewal replacements and extensions thereof. Tenant shall, upon written demand by Landlord, (a) execute suc instruments as may be required at any time and from time to time to subordinate the rights and interest o Tenant under this lease to the position of such ground lease or the lien of any such mortgage or deed C trust, 0'? if requested by Landlord, to subordinate any such ground lease, mortfla&~9~~eed of tru~t to thi

GENDER;
TENANTS


     lease,'( b) supply such financial information concerning Tenant as may ~ lesso or lender or (c) amend this lease in any manner reasonabglgenypseterd by such ground lessor or lender s~ long as such amendment does not materially impair/any ngftts or remedies of Tenant hereunder 7Provided, however, that Tenant shall, in the event any proceedings are brought for termination of suci /*See pat~gtaph ~ ground lease or for the foreclosure of any mortgage or deed of trust, attorn to the ground lessor C of Addendum No.1. purchaser upon foreclosure sale or sale under power of sale, and shall recognize such ground lessor purchaser as Landlord under this lease, and, so long as Tenant is not in default hereunder, sud termination or foreclosure shall not terminate this lease or otherwise affect Tenant's rights hereunder.

FORCE
MAJEURE        Section 16.18

     In the event that either Landlord or Tenant is delayed in performing any obligation of Landlord or Tenant pursuant to this lease by any cause beyond the reasonable control of the party required to perform such obligation, the time period for performing such obligation shall be extended by a period of time equal to the period of the delay. For the purpose of this Section:

     (a)A cause shall be beyond the reasonable control of a party to this lease when such cause would affect any person similarly situated (such as a power outage, labor strike or truckers' strike) but shalt noi be beyond the reasonable control of such party when peculiar to such party (such as financial inability or ordering long lead time materials).

     (b)This Section shall not apply to any obligation to pay money or delay the Rent Commencement Date.

     (c)In the event of any occurrence which a party believes constitutes a cause beyond the reasonable control of such party and which will delay any performance by such party hereunder, such party shall promptly in writing notify the other party of the occurrence and nature of such cause, the anticipated period of delay and the steps being taken by such party to mitigate the effects of such delay.


YIELD UP PREMISES              Section 16.19

     At the expiration or earlier termination of this lease, Tenant shall peaceably yield up the Premises and all additions made upon the same to Landlord, in first class condiu.oda*nd shall execute, acknowledge and deliver to Landlord, within five (5) days after written demand from Landlord to Tenant, any quitclaim deed or other document which may be reasonably requested by any reputable title company to remove this lease as a matter affecting title to the Premises.

/*reasonable wear and tear excepted

TENANT'S
AUTHORITY      Section 16.20

     Each individual executing this lease on behalf of Tenant represents and warrants that the execution and delivery of this lease on behalf of tenant is duly authorized and that he or she is authorized to execute and deliver this lease on behalf of the*Tenant,~if Tenant is a corporation/Tenant shall within~n
(10) days after execution of this lease, deliver to'~er certified copy of a resolution ~ board of directors or the executive committee thereof authorizing or ratifying the execution of this lease.

/**Landlord or


SAFETY
AND HEALTH          Section  16.21

     T e n a nt c o venants at all times during the term of this lease to comply with the requirements of the Occupational Safety and Health Act of 1970,29 U.S.C. Section 651 Ct seq. and any analogous legislation in California (collectively, the "Act"), to the extent that the Act applies to the Premises and any activities therein. Without limiting the generality of the foregoing, Tenant covenants to maintain all working areas, all machinery, structures, electrical facilities and the like upon the Premises in a condition that fully complies with the requirements of the Act, including such requirements as would be applicable with respect to agents, employees or contractors of Landlord who may from time to time be present upon the Premises, and Tenant agrees to indemnify and hold harmless Landlord from any liabilities, claims or damages arising as a result of a breach of the foregoing covenant and from all costs, expenses and charges arising therefrom including, without limitation, attorneys' fees and court costs incurred by Landlord in connection therewith.

See paragraph 22 of Addendum No.1.

INDEMNITIES      Section 16.22

     The obligations of the indemnifyi ng party under each and every indemnific ation and hold harmless provision contained in this lease shall survive the expiration or earlier terminatio n of this lease to and until the last to occur of (a) the last date permitted by law for the bringing of any claim or action with respect to which indemnification maybe claimed by the indemnified party against the indemnifying party under such provision or (b) the date on which any claim or action for which indemnification may be claimed under such provision is fully and finally resolved and, if applicable. any compromise thereof or judgment or award thereon is paid in full by the indemnifying party and the indemnified party is reimbursed by the indemnifying party for any amounts paid by the indemnified party in compromise thereof or upon a judgment or award thereon and in defense of such action or claim, including reasonable attorneys' fees incurred.

NON-DISCLOSURE

Section 16.23

   Landlord and Tenant agree that the terms of this lease are confidential and constitute proprietary information of the parties hereto. Disclosure of the terms hereof could adversely affect the ability of Landlord to negotiate with other tenants of the Shopping Center. Each of the parties hereto agrees that such parry, and its respective partners, officers, directors, employees, agents and attorneys. shall not disclose the terms and conditions of this lease to any other person without the prior written consent of the other patty hereto except pursuant to an order of a court of competent jurisdiction. Provided. however, that either party hereto may disclose the terms hereof to its lenders or prospective lenders or its respective accountants who audit its respective financial statements or prepare its respective tax returns, to any prospective transferee of all or any portions of their respective interests hereunder (including a prospective sublessee of Tenant), to any governmental entity, agency or person to whom disclosure is required by applicable law, regulation or duty of diligent inquiry and in connection with any action brought to enforce the terms of this lease, on account of the breach or alleged breach hereof or to seek a judicial determination of the rights or obligations of the panics hereunder.


GENDER;
TENANTS

Section 16.24

   The use of the masculine pronoun includes the feminine and neuter genders: the use of the singular form of a pronoun includes the plural and vice-versa. If there be more than one person or entity indicated as tenant herein, each person or entity subscribing as tenant shall be jointly and severally liable for all obligations of tenant hereunder.


QUIET
ENJOYMENT

Section 16.25


     Landlord represents and warrants that it has full right and authority to enter into this lease and that Tenant, so long as it pays the rent and performs its other covenants and agreements herein set forth, shalt peaceably and quietly have, hold and enjoy the Premises for the term without hindrance or molestation from Landlord subject to the terms and provisions of this lease. In the event this lease is a sublease, then Tenant agrees to take the Premises subject to the provisions of the prior leases. Landlord shall not be liable for any interference or disturbance of other tenants or third persons, nor shall Tenant be released from any of its obligations under this lease because of such interference or disturbance.

ERISA WARRANTY

Section 16.26

     Tenant represents and warrants to Landlord that, as of the date hereof, neither Tenant nor any affiliate of Tenant has employee pension or profit-sharing plans that hold, in the aggregate. beneficial interests representing greater than five percent (5%) of the total assets of any RREEF investment fund. Tenant acknowledges that a breach of the foregoing representation and warranty may constitute a prohibited transaction under the terms or the Employee Retirement Income Security Act of 1975 and the Internal Revenue Code, as modified by "TE 82-SI, an administrative exemption from certain of the prohibited transaction rules granted to the RREEF Funds by the United
States Department of Labor (46 Fed. Reg. 14,238 (April 2, 1982)). If, at any time, Tenant or any affiliate of Tenant has employee pension or profit-sharing plans that hold, in the aggregate, beneficial interests representing greater than five percent (5%) of the total assets of any RREEF investment fund, Tenant shall promptly advise Landlord of such fact in writing.

ASSIGNS

Section 16.27

     Subject to the provisions of Article X, the terms, covenants and conditions contained herein shall be binding upon and inure to the benefit of the heirs, successors, executors, administrators, marital communities, if any, and assigns of the panics hereto.

NO OPTION

Section 16.28

     Submission of this lease shall not be deemed to be a reservation of the Premises. Landlord shall not be bound hereby until its delivery to Tenant of an executed copy hereof signed by Landlord, already having been signed by Tenant, and until such delivery Landlord reserves the right to exhibit and lease the Premises to other prospective tenants. Notwithstanding anything contained herein to the contrary, Landlord may withhold delivery of possession of the Premises from Tenant until such time as Tenant has paid to Landlord the security deposit required by Section 16.06, the first month's Minimum Rent pursuant to Section 3.01, and any other sum owed pursuant hereto.

LANDLORD
LIABILITY

Section 16.29

   The obligations of Landlord herein are intended to be binding only on the property of the entity acting as Landlord and shall not be personally binding. nor shall any resort be had to the private properties of, any of its trustees or board of directors and officers, as the case may be, its investment manager, the general partners thereof any employees or agents of Landlord. or the investment manager.


ACCOUNTS         Section 16.30  See paragraph  23  of Addendum No.1.

                                                                 *six (6) months
     Tenant's failure to object to any statement, invoice or billing by Landlord within----after receipt thereof shall constitute Tenant's acquiescence with respect thereto and shall conclusively establish such statement, invoice or billing as an account stated between Landlord and Tenant

                                  ARTICLE XVII

                            CONSTRUCTION OF PREMISES

CONDITION
OF PREMISES

Section 17.01

   Tenant accepts the Premises as [5 and after inspection by Tenant. Tenant acknowledges that neither Landlord nor any agent of Landlord has made any representation or warranty with respect to the Premises or the Shopping Center or the suitability of either for the conduct of Tenant's business.


DESIGN
REVIEW

Section 17.02

   Within seven (7) business days after Tenant's receipt of a fully executed copy of this lease, Tenant and the Shopping Center General Manager or his designee (the "Manager") shall hold a preliminary design meeting (the "PDM"), to review and discuss Tenant's Work pursuant to Section 17.04. The PDM shall be subject to and in accordance with the following:

     (a)Tenant shall be responsible to schedule the PDM promptly upon receipt by Tenant of a fully executed copy of this lease. The POM shall be scheduled through the Manager at (213) 553-5300. Tenant shall not commence preparation of preliminary plans and specifications until the PDM has been held, and in no event will Landlord review and approve preliminary plans and specifications until the POM has been held.

     (b)Tenant shall cause its architect and any other person(s), such as interior design consultants and electrical mechanical engineers employed by Tenant in connection with Tenant's Work, whom Tenant believes will be involved in the design of Tenant's Work to attend the PDM. Landlord shall cause the Manager and any consultant(s) deemed necessary by Landlord to attend the PDM.

     (c)At or prior to the PDM, Tenant shall deliver to the Manager each of the following:

     (i) A color board with colon and materials which Tenant intends to use as part of Tenant's Work;

     (II) A dimension store front elevation with all colors called out and Tenant's sign depicted for the Premises storefront or, in the alternative, photographs or artists' renderings of storefronts previously constructed by
Tenant:

     (iii) Material samples of the floor covering which Tenant proposes to use in the Premises; and

     (iv) Any other samples, photographs or renderings of other Tenant locations which Tenant believes will be useful to Landlord in reviewing and considering Tenant's proposed concept for the Premises.

     All materials submitted by Tenant shall be tagged or otherwise identified to Tenant and shall be dated. Ml such materials will be retained by Landlord until completion of Tenant's Work.

     (d)At the PDM, the following shall occur

     (i) The Manager shall review Tenant's submission and shall orally advise Tenant or any items which do not meet the requirements of Exhibit "0."

     (iii) Landlord and Tenant shall establish a design and construction schedule (in bar-chart form) for design and construction of Tenant's Work. However, nothing contained on such schedule shall be deemed or construed to alter or affect the Rent Commencement Date.

     (iii) Tenant shall designate one individual employee or agent who shall be authorized to act on behalf of Tenant with respect to all matters pertaining to this lease, including all matters relative to Tenant's Work. Landlord may treat any approval or consent given by such person as the approval or consent of Tenant. Tenant may, by written notice to Landlord, change its designated representative with respect to matters arising after the date of Landlord's receipt of such notice.

     (e)The PDM is not a substitute for either preliminary plans and specifications or working drawings, and no approvals given at the PDM shall be construed as relieving Tenant of its responsibility to prepare and submit such items. Any approvals given at the PDM will be as to concept only. and shall not relieve Tenant of its obligation to comply with the specific criteria set forth in Exhibit "D." Required attendance at a PDM shall be waived only under special circumstances and only in a writing signed by Landlord. PLANS FOR Section 17.03 TENANT'S WORK (a)Promptly upon completion of the PDM, Tenant, at Tenant's sole cost and expense, shall cause to be prepared and delivered to Landlord for Landlord's approval two (2) sets of preliminary plans and specifications ("preliminary plans") prepared in conformity with the applicable provisions of Exhibit "D" by a licensed architect approved by Landlord. Landlord shall promptly notify Tenant of the respects. if any, in which said preliminary plans fail to conform to the applicable provisions of Exhibit "D," and Tenant shall promptly make any revisions necessary to correct such matters and obtain Landlord's approval. Landlord's approval. which shall not be unreasonably withheld or delayed, shall be evidenced by Landlord's causing one (I) set of such preliminary plans to be initialed on its behalf and returned to Tenant.

PLAN'S FOR TENANT'S WORK

     (b)Promptly after Landlord's approval of the preliminary plans, Tenant, at Tenant's sole cost and expense. shall cause to be prepared and delivered for Landlord's approval four (4) sets of working drawings and specifications ("working drawings") prepared in conformity with the approved preliminary plans and with the applicable provisions of Exhibit "D" by a licensed architect approved by Landlord. Landlord shall promptly notify Tenant of the respects, if any, in which said working drawings fail to conform to the approved preliminary plans and/or the applicable provisions of Exhibit "D," and Tenant shall promptly make any revisions necessary to correct such matters and obtain Landlord's approval.

     Landlord's approval, which shall not be unreasonably withheld or delayed, shall be evidenced by Landlord's causing one (I) set of such working drawings to be initialed on its behalf and returned to Tenant.

     (c)After Landlord's approval of the working drawings no change shall be made therein except as provided in this subsection (c):

     (i) No change may be made by either party without the prior written consent of the other (which shall not be unreasonably withheld or delayed); and

     (iii) All architectural services necessitated shall be rendered by Tenant's architect at the expense of the party requesting the change.

     (d)For purposes of design and approval of Tenant's Work:

     (i) In no event shall Tenant proceed with working drawings until Landlord had approved in all respects Tenant's preliminary plans and specifications.

     (ii) Tenant's preliminary plans and specifications shall contain detailed depictions of all aspects of tenant's Work, and shall be at least as detailed as the requirements set forth in Exhibit "D" hereto.

     (iii) Tenant shall be solely responsible to ensure compliance with Divisions 1-4 of title 24 of the California Administrative Code. Accordingly, at or prior to the date that Tenant submits its working drawings to Landlord, Tenant shall submit to Landlord (A) engineered electrical drawings for the Premises signed by an electrical engineer licensed in the State of California and (B) a complete set of calculations showing the electrical load for the Premises (upon completion of Tenant's Work) and demonstrating compliance, both as to electrical and mechanical requirements, with Title 24.

     (iv) Landlord's review and approval of materials, plans, specifications and working drawings pursuant to this Section shall indicate no more than aesthetic approval. Approval by Landlord shall not relieve Tenant of its obligation to obtain all approvals and permits from all governmental authorities having jurisdiction or constitute a warranty that any items approved by Landlord comply with applicable law or any requirements of governmental authorities having jurisdiction.

TENANT'S WORK  Section 17.04

     (a)As a material consideration to Landlord for the execution by Landlord of this lease, Tenant agrees to construct tenant improvements in the Premises with quality work using first class materials. Such work of redecorating, remodeling and renovating ('Tenant's Work") shall include a new storefront and sign, new fixtures, and new wall and floor coverings. Landlord and Tenant agree that Landlord shall, in exercising its approval rights with respect to Tenant's Work. have the right to insist on a distinctive, high quality store using only first class materials and workmanship and meeting the specific criteria as~~forth in this lease. Moreover, Landlord's insistence upon production of a higher quality store (in terms of design, materials and workmanship) then previously constructed by Tenant, as a condition to the grant of any approval required to be obtained by Tenant from Landlord, shall not be deemed to render Landlord's approval or disapproval unreasonable. Subject to the foregoing, however, Landlord's approvals pursuant to Section 17.03 shall not be unreasonably withheld so long as Tenant's Work complies with the applicable requirements of Exhibit "D" and governmental authorities having jurisdiction.

     (b)Tenant shall cause Tenant's Work to be performed by a licensed general contractor, or contractors, approved by Landlord. Tenant's Work shall be commenced promptly after Landlord's approval of the working drawings therefor. Tenant shall cause Tenant's Work to be completed in accordance with the applicable provisions of Exhibit "D" on or before the Rent Commencement Date and shall open the Premises for business upon such completion, having theretofore, at its sole expense. completed the equipping, decoration and stocking of the Premises to the extent necessary to enable it to so open for business.

     (c)Tenant's Work shall be at Tenant's sole cost and expense and there shall be no allowance or abatement of any kind by Landlord to or for Tenant on account of Tenant's Work, or the cost thereof. The provisions of Section 16.16 shall be specifically applicable to Tenant's Work, and Tenant shall promptly furnish to Landlord upon completion of tenant's Work (i) a copy of a Notice of Completion with respect to Tenant's Work showing thereon the recording stamp of the Los Angeles County Recorder; and (ii) evidence reasonably satisfactory to Landlord that all of tenant's Work has been paid in full and that no claim of any mechanic or materialmen may become a lien on the Premises.

     (d)Any additional work of remodeling during the lease term shall be subject to all of the provisions of sections 7.03 and 16.16, this Article XVII and the applicable provisions of Exhibit "D" hereto, subject. however, in each case to the use of such time period(s) and date(s) therefor as shall be agreed upon by Landlord and Tenant.

     (e)Failure of tenant to perform its obligations pursuant to this Article XVII in timely fashion shall be deemed a default by Tenant pursuant to this lease entitling Landlord to exercise all remedies available to a landlord against a defaulting tenant, including but not limited to those provided in
Article XIII.

PAYMENT
PROVISIONS

Section l8.O1

     With respect to Tenant's Proportion ate Share of taxes under Section 5.0!, insurance and maintenance expenses under Section 7.01, common area costs under
Section 14.05 and, if applicable, Tenants proportionate share of additional rent items under Sections 14.04 and 18.06 or elsewhere in this lease Landlord may bill and collect for such items (a) as and when incurred by Landlord, (b) periodically in arrears (such as for a month or quarter then ended) or (c) on an estimated basis monthly e-qmn- in advance. If Landlord elects to bill and collect for such items, or any of them, pursuant to clause (c) above then prior to the commencement of each lease year Landlord shall give Tenant a written estimate of Tenant's Proportionate Share of each additional rent item so billed for the ensuing lease year. Tenant shall pay such estimated amount to Landlord in equal monthly eeqae-s installments as determined by Landlord, in advance. Within ninety (90) days after the end of each such lease year, Landlord shall furnish to Tenant a statement showing in reasonable detail the actual Tenant's Proportionate Share of the costs and expenses incurred by Landlord and billed to Tenant on an estimated basis during such lease year, and the parties shall within thirty (30) days make any payment or allowance necessary to adjust Tenant's estimated payment to Tenant's actual Proportionate Share as shown by such annual statement. Any amount due Tenant shall be credited against estimated installments next coming due. Any amount payable by Tenant pursuant to this lease shall be due and payable within ten (10) days after the date of Landlord's invoice therefor unless a different time for payment thereof is elsewhere provided in this lease.


FOOD
OPERATIONS          Section 18.02

     If Tenant's permitted use of the Premises pursuant to the applicable Basic Lease Provision includes the sale or preparation of food, then the following provisions shall apply:


     (a) Tenant shall, at its own cost, retain a licensed, bonded professional pest and sanitation control service to perform inspections of the Premises not less frequently then once each thirty (30) days for the purpose of controlling infestation by insects, rodents and vermin and shall promptly cause any corrective or extermination work recommended by such service to be performed. If Tenant fails to perform its obligations under this Section 18.02, Landlord may, at its option and after five (5) days written notice to Tenant, cause such inspection to be performed and any necessary corrective or extermination work which is recommended to be done and the cost of such inspection and corrective or extermination work shall be additional rent.

     (b) Tenant acknowledges that Health Department requirements and Landlord's construction requirements may require that Tenant (i) enlarge the sewer line from the Premises to the main sewer line and (h) install a grease trap in the floor drain of the kitchen of the Premises. Tenant acknowledges that it shall, if required and as a pan of Tenant's Work pursuant to Section :7.04, enlarge such sewer line and install such grease trap and shall, during the term of this lease, clean and maintain such grease trap as a part of Tenant's obligations pursuant to Section 7.02 in such manner as may be required by the Health Department or other governmental authorities having jurisdiction.

     (c) Failure of Tenant to perform any obligation pursuant to subsections (a) and/or (b) above shall be deemed an event of default pursuant to this lease entitling Landlord to exercise all remedies available to a Landlord against a defaulting Tenant, including those provided for in Article XIII.

TERMINATION     Section 18.03

     If this lease is terminated by Landlord under any provision hereof, and upon the expiration of the term of this lease (collectively. the "termination date"), the following shall pertain:

     (a)Tenant shall, within five (5) days after the date of termination, remove from (he Premises all merchandise, furniture, furnishings. equipment and movable trade fixtures and shall surrender the Premises to Landlord in the condition required by Sections 7.02 and 7.04. Tenant shall, at Tenant's cost, repair any ~ the Premises caused by such removal. Any items which Tenant is permitted to remove but fails to remove prior to the surrender of the Premises to Landlord shall be deemed abandoned by Tenant, and Landlord may retain or dispose of the same as Landlord sees fit without claim by Tenant thereto or to any proceeds thereof. Tenant shall pay all amounts payable by it through the date of termination, each of the parties shall bear their own costs and fees incurred (including all costs incurred in performing their respective obligations hereunder) through the termination date and from and after the termination date neither party shall have any further obligations to the other, except for those obligations set forth in this subsection, in Section 16.16 and in subsection (b) below.

     (b)Notwithstanding   the  provisions  of  subsection  (a),  upon  any  such
termination or expiration. the following shall pertain:

     (i)Landlord agrees to defend, indemnify and hold harmless Tenant from and against any and all claims, costs, expenses, losses, damages, actions and causes of action for which Landlord is responsible under this lease and which accrue on or before the termination date.

     (ii)Tenant agrees to defend, indemnify and hold harmless Landlord from and against any and all claims, costs, losses, expenses, damages, actions and causes of action for which Tenant is responsible under this lease and which accrue on or before the termination date.

     (iii) Tenant shall remain liable for the cost of all utilities used in or at the Premises through the termination date accrued and unpaid, whether or not then billed, as of the termination date until full payment thereof by Tenant. Tenant shall attempt to obtain directly from the companies providing such services closing statements for all services rendered through the termination date and shall promptly pay the same. In the event that any utility statement with respect to the Premises includes charges for a period partially prior to and partially subsequent to the termination date, such charges shall be prorated as between Landlord and Tenant, with Tenant responsible for the portion thereof (based upon a fraction whose numerator is the number of days of service on such statement through the termination date and whose denominator is the total number of days of service on such statement) through the termination date and Landlord shall be responsible for the balance. The party receiving any such statement which requires proration hereunder shall promptly pay such statement and the other party shall, within ten (10) days after receipt of a copy of such statement, remit to the party paying the statement any amount for which such other party is responsible hereunder.

     (iv) Tenant shall remain responsible for any taxes of the type described in
Section 5.03 and assessed against the Premises and the personal property located therein or thereon with a lien date prior to the termination date, irrespective of the date of the billing therefor, and shall indemnify and hold Landlord harmless with respect to any claims for such taxes or resulting from non-payment thereof.

RELOCATION
OF
TENANT         Section 18.04 See paragraph 24 of Addendum No.1.

     Landlord, at its sole expense, on at least 90 days prior written notice at any time during the~term, may require Tenant to move from the Premises to other space of comparable size and decor'~in order&9ifi%Y&~ to permit Landlord to consolidate the space leased to Tenant with other adjoining space leased or to be leased to another tenant. Provided, however, that in the event of receipt of any such notice, Tenant by written notice to Landlord may elect not to move to the other space and in lieu thereof terminate this lease, effective 60 days after the date of the original notice of relocation by Landlord. In the event of any such relocation, Landlord will pay all expenses of preparing and decorating the new premises so that they will be substantially similar to the Premises and Landlord will also pay the expense of moving Tenant's trade fixtures and equipment to the relocated premises. In such event this Lease and each and all of the terms, covenants and conditions hereof shall remain in full force and effect and thereupon be deemed applicable to such new space except that:

     (a)The applicable Basic Lease Provisions shall be revised and substituted to reflect the new premises and any changes in the Minimum Rent, effective as of the date of relocation, resulting from a difference in the floor area of the Premises and such substituted premises.

     (b)Tenant's Proportionate Share shall, as of the date of relocation, be adjusted pursuant to the provisions of Section 1.02.

     (c) There shall be no abatement of any rent payable hereunder on account of tenant's relocation or any inconvenience or business loss caused to Tenant thereby.

REFURBISH AND
UPGRADE

Section 18.05

     If the term .of this lease shall be longer than five(S) years, then Landlord may, at any time at or after the expiration of the fourth (4th) lease year and prior to the commencement of the next to last lease year, require Tenant, at Tenant's cost, to renovate and refurbish the Premises as necessary to maintain the Premises as a first class store. Such refurbishment or renovation shall be as specified by Landlord by written notice to Tenant, and may include new carpeting, painting, I' A &I'wm. All such work by Tenant pursuant to this Section shall be in accordance with Section 7.03 and Article XVII of this lease and Exhibit "D" hereto and shall be completed within six (6) months after the date of Landlord's notice. Failure of Tenant to perform its obligations pursuant to this Section shall be a default pursuant to this lease entitling Landlord to exercise all remedies available to a landlord against a defaulting tenant, including but not limited to those set forth in ArtideX~I. As a pan of the required refurbishing or renovation under this Section, Landlord may ~ grade - [section struck out] originally installed in the Premises by Tenant.


Section 18.06       [section struck out]

LANDLORD:

RREEF USA FUND-II, a California Group Trust

By:   RREEF MANAGEMENT COMPANY, a
      California corporation


Tenant

TOYS INTERNATIONAL,
a California Corporation

[Graphic]

[Graphic]

                      LEASE ADDENDUM AGREEMENT~ NO.1



         This Lease Addendum Agreement No. 1 (hereinafter referred to as the "Agreement") is entered into as of the Lease Reference Date as set forth in the Basic Lease Provisions page of the lease referred to in paragraph A below
(hereinafter referred to as the "Effective Date") by and between RREEF USA FUND-I!, a California Group mist and TOYS INTERNATIONAL, a California corporation (hereinafter referred to as the "Tenant") and is made with reference to the following facts:

     A. Landlord and Tenant are, concurrently with the execution of this Agreement, entering into a written lease agreement as of the Effective Date (hereinafter referred to as the "Lease"), of and to those certain premises in Los Angeles, California, commonly known as and located at 10250 Santa Monica Boulevard, Building B, Level 1, Space No. 10 and as designated, depicted or outlined on Exhibit "A" attached to the Lease containing approximately 3,869 square feet of floor area (hereinafter referred to as the "Premises") in the Century City Shopping Center (the "Shopping Center").

     B. Landlord and Tenant wish to amend and modify the Lease in certain respects and affirm, ratify and confirm the Lease in all other particulars.

         NOW, THEREFORE, in consideration of the terms, covenants and conditions of the Lease and this Agreement, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follow:

     1. Section 3.01 of the Lease is amended by the addition of the following specifications of the amount of Minimum Rent that shall be payable by Tenant to Landlord during the term of this

Lease:

     "The monthly Minimum Rent during the Lease Term shall be as follows:

     "(a) For that part of the Lease Term from the Lease Commencement Date as specified in the Basic Lease Provisions through December 31, 1990, the monthly t Minimum Rent shall be the sum


     LEASE  ADDENDUM   AGREEMENT~   NO.1  of  Seven  Thousand  Seven  7  Hundred
Thirty-Eight and 00/100 Dollars ($7,738.00) per month. ( 1/2

      "(b) For that part of the Lease Term from January 1, 1991 through December 31, 1991, the monthly Minimum Rent shall be the sum of Eight Thousand Two Hundred Twenty-One and 63/100 Dollars ($8,221.63) per month.

      "(c) For that part of the Lease Term from January 1, 1992 through December 31, 1992, the monthly Minimum Rent shall be the sum of Eight Thousand Seven Hundred Five and 25/100 Dollars ($8,705.25) per month.

      "Cd) For that part of the Lease Term from January 1, 1993 through December 31, 1993, the monthly Minimum Rent shall be the sum of Nine Thousand One Hundred Eighty-Eight and 88/100 Dollars ($9,188.88) per month.

      "(e) For that part of the Lease Term from January 1, 1994 through December 31, 1994, the monthly Minimum Rent shall be the sum of Nine Thousand Six Hundred Seventy-Two and 50/100 Dollars ($9,672.50) per month.

      "(f) For that part of the Lease Term from January 1, 1995 through December 31, 1995, the monthly Minimum Rent shall be the sum of Ten Thousand One Hundred Fifty-Six and 13/100 Dollars ($10,156.13) per month.

      "(g) For that part of the Lease Term from January 1, 1996 through December 31, 1996, the monthly Minimum Rent shall be the sum of Ten Thousand Six Hundred Thirty-Nine and 75/100 Dollars ($10,639.75) per month.

      "(h) For that part of the Lease Term from January .1, 1997 through the Termination Date as specified in the Basic Lease Provisions, the monthly Minimum Rent shall be the sum of Eleven Thousand One Hundred Twenty-Three and 38/100 Dollars ($11,123.38) per

      2. Sections 3.03 of the Lease is amended by the addition of the following language relative to the breakpoint for the purpose of the computation of Percentage Rent:

      "On or before the fifteenth (15th) day following each calendar month, beginning in the month gross sales for the lease year in- question exceed the breakpoint set forth below, in addition to the Minimum Rent, Tenant shall pay to Landlord for each preceding calendar month or partial calendar month during the Lease Term, as Percentage Rent, the percentage specified below of Tenant's gross sales (as defined in the Lease) for such preceding calendar month or partial month as~t ztwa~ follows:

      "(a) For that part of the Lease Term from the Lease Commencement Date as specified in the Basic Lease Provisions, Tenant through December.31, 1990, Tenant shall pay to Landlord for each calender month during said time period, as Percentage Rent, without regard to the Minimum Rent paid by Tenant, six percent (6%) of all gross sales in excess of One Hundred Twenty-Eight Thousand Nine Hundred Sixty-Six and 67/100 Dollars ($128,966.67) in each such calendar month.

      "(b) For that part of the Lease Term from January 1, 1991 through December 31, 1991, Tenant shall pay to Landlord for each calender month during said time period, as Percentage Rent, without regard to the Minimum Rent paid by Tenant, six percent (6%) of all gross sales in excess of One Hundred Thirty-seven Thousand Twenty-Seven and 08/100 Dollars ($137,027.08) in each such calendar month.

      "(c) For that part of the Lease Term from January 1, 1992 through December 31, 1992, Tenant shall pay to Landlord for each calender month during said time period, as Percentage Rent, without regard to the Minimum Rent paid by Tenant, six percent (6%) of all gross sales in excess of One Hundred Forty-Five Thousand Eighty-Seven and 50/100 Dollars ($145,087.50) in each such calendar month.

      "(d) For that part of the Lease Term from January 1, 1993 through December 31, 1993, Tenant shall pay to Landlord for each calender month during said time period, as Percentage Rent, without regard to the Minimum Rent paid by Tenant, six percent (6%) of all gross sales in excess of One Hundred Fifty-Three Thousand One Hundred Forty-Seven and 92/100 Dollars ($153,147.92) in each such calendar month.

      "(e) For that part of the Lease Term from January 1, 1994 through December 31, 1994, Tenant shall pay to Landlord for each calender month during said time period, as Percentage Rent, without regard to the Minimum Rent paid by Tenant, six percent (6%) of all gross sales in excess of One Hundred Sixty-One Thousand Two Hundred Eight and 33/100 Dollars ($161,208.33) in each such calendar month.

      "(f) For that part of the Lease Term from January 1, 1995 through December 31, 1995, Tenant shall pay to Landlord for each calender month during said time period, as Percentage Rent, without regard to the Minimum Rent paid by Tenant, six percent (6%) of all gross sales in excess of One Hundred Sixty-Nine Thousand Two Hundred Sixty-Eight and 75/100 Dollars ($169,268.75) in each such calendar month.

      "(g) For that part of the Lease Term from January 1, 1996 through December 31, 1996, Tenant shall pay to Landlord for each calender month during said time period, as Percentage Rent, without regard to the Minimum Rent paid by Tenant, six percent (6%) of all gross sales in excess of One Hundred Seventy-Seven Thousand Three Hundred Twenty-Nine and 17/100 Dollars ($177,329.17) in each such calendar month.
                                                                               4

     "(h) For that part of the Lease Term from January 1, 1997 through the Lease Termination Date as specified or determined pursuant to the applicable Basic Lease Provisions, Tenant shall pay to Landlord for each calender month during said time period, as Percentage Rent, without reg~rd to the Minimum Rent paid by Tenant, six percent (6%) of all gross sales in excess of One Hundred Eighty-Five Thousand Three Hundred Eighty-Nine and 58/100 Dollars ($185,389.58) in each such calendar month." *Insert Rider Page 3-A 3. It is understood and agreed that notwithstanding the modification of Tenant's obligation with respect to the payment of Minimum Annual Rent as set forth in paragraph 1 above and notwithstanding the modification of Tenant's obligation with respect to the payment of Percentage Rent as set forth in paragraph 2 above, Tenant shall be obligated to fully perform all covenants as specified in the Lease, including without

           For the purpose of computing the Percentage Rent for the partial calendar year in which the term of this Lease commences, if any, Tenant shall pay, in addition to the Minimum Pent, a sum equivalent to the product obtained by multiplying (a) the amount by which six percent (6%) of the gross sales for the "Hypothetical Year" (hereinafter defined), exceeds the Minimum Rent paid by Tenant for such Hypothetical Year, by (b) a fraction, the numerator of which shall be the number of days in the partial calendar year, and the denominator of which shall be the number of days in the Hypothetical Year. The "Hypothetical Year" shall be the period from the Rent Commencement Date until the last day of the calendar month in the succeeding year during which the Term of this Lease shall have commenced, unless the Term shall commence on the first day of a calendar month, in which case the Hypothetical Year shall end in the succeeding year on the day next preceding the commencement of the Term. Tenant shall submit a statement of annual gross sales to Landlord for the Hypothetical Year within 60 days after the expiration thereof, together with its remittance of Percentage Rent, if any, for the partial calendar year.




                           RIDER PACE 3-A
limitation, the obligation to pay~common area charges, insurance, taxes and all other additional rent and shall be required to pay in full any and all other monies required to be paid pursuant to the Lease commencing with the Rent Commencement Date as specified in or determined pursuant to the applicable Basic Lease Provisions.

      4. It is understood and agreed that the Lease and this Agreement are specifically contingent upon the concurrent execution of the Termination Agreement, terminating that certain Lease Agreement dated June 4, 1979 and any and all other amendments connected thereto, by and between century City, Inc., a Delaware corporation, Landlord's predecessor in interest and Tenant. It is further understood and agreed that if the Termination Agreement described in this paragraph 4 is not executed concurrently with the Lease and this Agreement, then the Lease and this Agreement shall be null, void and of no further force or effect and Landlord and Tenant shall be released from the performance of their obligation under the

Lease and this Agreement.

      5. Section 3.03 (c) of the Lease is amended by the addition of a new subsection 3.03 (c)(iv), as follows:

      "(iv)     For the purpose of determining Percentage
      Rent payable hereunder, the following may be excluded from gross sales:

                (a)Sales subject to employee discounts, only to the extent that the same do not exceed one (1%) percent of gross sales in any lease year; and

                (b)Uncollected or uncollectible debts arising from sales at the Premises, only to the extent that the same do not exceed one (1%) percent of gross sales in any lease year, and provided that if any such uncollected or uncollectible debts are subsequently collected, the amounts thereof shall be included in Tenant's gross sales.

      6. Section 4.03(c) is amended by the addition of the following language thereto:

     "In the event that Tenant disputes the results of such audit and such dispute cannot be resolved by the parties, then Landlord and Tenant shall each appoint a certified public accountant, and each such appointed certified public accountant shall select a mutually satisfactory independent certified public accountant to perform a second audit, the results of which shall be binding upon both Landlord and Tenant. If such audit confirms the results of the original audit, then Tenant shall pay to Landlord the cost of such audit. If, however, such audit discloses a deficiency of less than two percent (2%) of the Gross Sales theretofore computed and paid by Tenant for the period covered by such audit, then Landlord and Tenant shall equally divide the costs of this audit."

     7. Section 6.02 of the Lease and item no. 6 of Exhibit "C"

     "Rules and Regulations" are hereby amended by the addition of the following language:

      "Landlord acknowledges that, at the date of execution hereof, Tenant's permitted use as specified in the Basic Lease Provisions does not create a nuisance or disturb other tenants' of the Shopping Center or invalidate or cause an increase in any property damage or liability insurance maintained on the Premises, the building in which located or the Shopping Center."

     8. Section 6.03 of the Lease is hereby amended by the addition of the following language thereto:

      "Notwithstanding the foregoing, it is agreed that the radius restriction herein described shall only apply to the location currently known as, Beverly center at Beverly Blvd., and La Cienega Blvd., and within the boundaries of the city of Beverly Hills.. It is further agreed that the radius restriction shall exclude Tenant's other retail store concept operated as "TUTTI ANIMALE" and a competing store owned by an entitiy which aquires Tenant."

      9. Section 7.01 of the Lease is hereby amended by the addition of the following language:

      "Landlord shall use reasonable efforts to conduct its activities in the Premises in a manner which will not unreasonably interfere with the operation of Tenant's business.

      "Except where Landlord's activities or repairs are made necessary by Tenant's failure to make necessary repairs or by Tenant's breach of the Lease in some other respect, Landlord shall be required to employ reasonable measures in its performance of such activities or repairs to minimize the disturbance of Tenant's business occasioned by such activities or repairs.

      "Landlord, its agents, contractors, servants and employees, may enter the Premises for the purposes stated therein only during business hours and upon reasonable advance notice to Tenant except in the event of an emergency, in which case Landlord may enter the Premises at any time and without advance notice Tenant.

     "Subject to Section 7.02 of this Article VII, Landlord's maintenance obligations shall also include the structural components of the building in which the Premises are located, common utility pipes and conduits in the common areas servicing the building, excluding any utility pipes and conduits servicing the Premises exclusively or any maintenance required by the negligence of Tenant or a breach by Tenant in its obligations under this Lease."

     10. Section 7.02(b) of the Lease is hereby amended by the addition of the following language:

     "Notwithstanding anything to the contrary contained in this Section 7.02, with respect to repairs or replacements (other than emergency repairs) which are not capable of being commenced or completed within ten (10) days after written demand by Landlord, Tenant shall be deemed to have complied with its obligations provided Tenant (i) as soon as practicable upon receipt of Landlord's demand and, in any event, not more than ten (10) days thereafter, communicates in writing to Landlord the reasons why such repairs or replacements cannot be commenced or completed within such ten (10) day period, and (ii) promptly commences such repairs or replacements as soon as is reasonable and practical under the circumstances, and (iii) diligently and continuously (using extraordinary measures if required) prosecutes such repairs or replacements to completion."

     11. Article VII of the Lease is amended by the addition of new subsection 7.03(c), as follows:

     Notwithstanding anything to the contrary contained in this section 7.03, Tenant shall have the right, without Landlord's prior written consent, to make nonstructural interior oalterations to the Premises which require expenditures of less than. $10,000.00 in any calendar year; provided, however, that any such alterations must be in compliance with all requirements of the provisions of
Article XVII and Exhibit "0" of the Lease and all applicable governmental rules and regulations; and further provided that (i) the design concept of the Premises is not changed and (ii) such alterations are not in excess of $10,000.00 per calendar year and do not involve (a) any changes to the electrical and/or mechanical loads of the Premises or (b) any changes to the electrical and/or mechanical systems of the shopping center. Any structural modifications, any exterior modifications, any change of the design concept of the Premises, any changes to the electrical or mechanical loads of the Premises or the systems of the shopping center, or any alterations which are in excess of $10,000.00 in any calendar year shall require Landlord's consent as provided herein." A

     12. section 8.05 of the Lease is hereby amended by the addition of the following language:

     "It is hereby understood and agreed that ~ waiver of right of recovery as described in this Section 8.05 against any tenant or occupants or other third parties of the Shopping center shall only apply if such other tenant or occupants or other third parties' policies of insurance provide the same or similar mutual waiver of Subrogation in favor of Tenant.

     "Excluding those items covered under the policies of insurance required to be carried pursuant to Section 8.01(b), it is further understood and agreed that in the event of an occurrence of casualty resulting from Landlord's gross negligence or willful misconduct, Tenant shall not be required to waive its rights of recovery as required under this Section 8.05."

     13. Section 8.06 of the Lease is hereby amended by the addition of the following language:

     "To the fullest extent permitted by law and except as otherwise provided herein, Landlord shall indemnify and hold Tenant harmless from all expenses, losses, claims, suits, actions, damages and liabilities, including reasonable attorneys' fees arising from the breach or default by Landlord in its obligations pursuant to the Lease or the negligence or willful misconduct of Landlord's agents." *

     14. Section 9.05(a) of the Lease is hereby amended by the addition of the following language:

     "It is hereby understood and agreed that, in the event the building in which the Premises are located is damaged and destroyed, and if such damage cannot reasonably be repaired within one (1) year of the occurrence of such casualty, than this Lease shall at either Landlord or Tenant's option, terminate upon written notice to either party within thirty (30) days after the date of the occurrence of such casualty. Landlord's right of termination herein granted, shall be nondiscriminatorily enforced."

     15. Article X of the Lease is hereby amended by the addition of new subsections 10.01(g), (h), o(i), (j) and (k) as follows:

     "(g) Notwithstanding anything to the contrary provided in this Article X, Tenant may assign this Lease without Landlord's prior written consent, if the proposed assignee shall continue to operate the same business as is then operated at the Premises under the trade name 'TOYS INTERNATIONAL' or such other name as Tenant may use in the conduct of Tenant's business at the Premises and all of the following criteria are satisfied.

     "The proposed assignee is a corporation or entity which has a net worth of at least One Million Dollars ($1,000,000.00); and

     or "(A) the proposed assignee is a subsidiary of affiliate of Tenant, and such subsidiary or affiliate is a corporation in which Tenant owns a controlling interest; or

Tenant; or

     "(B) the proposed assignee is the parent of


     "(C) the majority of the stock of such proposed assignee is owned by the owner of the majority of stock of Tenant; or

     "(D) the proposed assignee shall own all or substantially all of the capital stock of Tenant or Tenant's parent corporation as the result of a consolidation or merger of Tenant and/or Tenant's parent corporation; or

     "(E) the proposed assignee is the purchaser of all or substantially all of the assets of Tenant; or A .

     "(F) the proposed assignee shall own all the stores and businesses of Tenant or Tenant's parent corporation including the business operated at the Premises.

     "(h) If any assignment of this Lease is made pursuant to subsection (g) above, Tenant shall give Landlord written notice at least ten (10) days prior to any such assignment, and shall advise Landlord as to the reason and basis for such assignment. Should Tenant fail to provide the notice required to be given by tenant herein, then any purported assignment which was made without Landlord's prior written consent shall be null, void and of no effect whatsoever.

     "(i) It is understood and agreed that any assignment of this Lease permitted by Article x shall be null, void and of no effect whatsoever unless, at the time of such assignment or at the time Tenant provides Landlord with the notice required to be given pursuant to subsection (h) above, such assignee assumes all of the obligations of Tenant under the Lease.

     "(j) It is understood and agreed that any assignment of this Lease pursuant to subsection 10.01(g) above shall not release Tenant from its covenants and obligations under the Lease.

     "(k) It is  understood  and agreed that  notwithstanding  any  provision of
Section 10.01 to the contrary, Tenant shall not be permitted to assign this Lease or sublease the Premises during any time in which Tenant is in default of any of

     Tenant's   obligations  under  the  Lease,  unless  the  default  is  cured concurrently with such assignment." A


     16. Section 10.03 of the Lease is hereby amended by the addition of the following language:

     "Provided however, in the event such proposed assignee has a net worth greater than that of Tenants and Tenant has provided Landlord with audited financial statements certifying the same, Tenant shall be released from all future liability under this Lease."

     17. Section 12.03 of the Lease is amended by the addition of the following language:

     "Provided however, if such interruption is caused by Landlord or Landlord's employees', agents and representatives' gross negligence or willful misconduct, then in such event, if the utility services are disrupted for more than forty-eight (48) hours after Tenant's written notice to Landlord regarding such disruption and Tenant is not able to open for business, Tenant shall be entitled to an abatement of Minimum Rent and Additional Rent. Such abatement shall begin on the second business day following such notice of interruption of utility services and continue up to and until Tenant is able to open any portion of the Premises for business."

     18. Sections 14.01, 14.03(b) and 14.03(c) of the Lease are hereby amended by the addition of the following language:

     "Landlord agrees that no change or addition to the Shopping Center or the Common Area made pursuant to the terms of the Lease shall, oexcept temporarily during construction, (i) reduce parking available to Tenant or Tenant's customers below the requirements of the city in which the shopping Center is located; (ii) materially and substantially interfere with Tenant's ability to operate from the Premises or (iii) materially impair customer access to the Premises. Any such change or addition shall be made in a manner consistent with first-class shopping centers and reasonable steps shall be taken to minimize any adverse impact upon the Premises occasioned by such change or addition."

     19. Section 15.05 of the Lease is deleted in its entirety and the following shall be inserted in lieu thereof:

     "(a) In consideration for Landlord having agreed to delete Section 15.05, concerning advertising expenditures, from the Lease, Tenant agrees that Tenant shall participate in a minimum of three (3) advertisements, cooperatively sponsored by the Association (as defined in Section 16.15 of the Lease) per lease year. Provided however, in no event shall the total cost of the three (3) advertisements per lease year exceed a sum equal to one half (1/2) of one percent of Tenant's annual gross sales, nor shall Tenant spend less than $4,500 per lease year on the three (3) advertisements.

     (b) Tenant's failure to so participate shall~result~in Section 15.05 of the Lease being reinserted and the obligations stated therein of Tenant reinserted. It is understood and agreed that the deletion of Section 15.05 from the Lease is personal to Tenant and any assignment of this Lease or sublease of the Premises or any other transfer of Tenant's rights and obligations hereunder, except pursuant to Section 10.01(g), shall void the deletion of Section 15.05 shall result in a reinsertion of Section 15.05 and a reinstatement of the obligations stated therein."


     20. Section 16.01(c) of the Lease is hereby deleted in its entirety and the following shall be inserted in lieu thereof:

     "Failure of Tenant to execute any statements or instruments necessary or desirable to effectuate the foregoing provisions of this Article XVI, within twenty (20) days after written request so to do by Landlord, shall constitute a breach of this Lease. In the event of such failure, Landlord, in addition to any other rights or remedies it might have, shall have the right by not less than twenty (20) days' notice to Tenant to declare this Lease terminated and the term ended, in which event this lease shall cease and terminate on the date specified in such notice with the same force and effect as though the date set forth in such notice were the date originally set forth herein and fixed for the expiration of the term; upon such termination Tenant shall vacate and surrender the Premises, but shall remain liable for all obligations arising during the original stated term as provided in this lease by reason of said breach." a

     21. Section 16.15(b)(iii)(B) of the Lease is hereby amended by inserting, where a single asterisk appears on page 22 of the Lease, the following:

     "The adjustment, if any, shall be calculated upon the basis of the Consumer Price Index of Urban Wage Earners * and Clerical Workers (Revised Series), Subgroup 'all items', entitled 'Consumer Price Index of Urban Wage Earners and Clerical Workers (Revised Series), Los Angeles-Anaheim-Riverside Average (1982-84=100)' (the 'Index') or any successor substitute index published by the Bureau of Labor Statistics, or successor or similar governmental agency, as may then be in existence and as shall most nearly be equivalent thereto. The Index published as of the month prior to the month in which Tenant is required to commence its contributions to the Fund shall be considered the 'Base Index' and annual adjustments shall utilize the Index published as of December of each lease year as the 'comparison Index'. Tenant's contribution for each lease or partial lease year shall utilize the Index published as of December of each lease year as the 'Comparison Index'. Tenant's contribution for each lease year or partial lease year shall be adjusted by the percentage increase or decrease, if any, in the Index published for the relevant Comparison Index over the relevant Base Index. when the new amount of Tenant's contribution to the Fund is determined, Landlord shall give Tenant written notice to that effect indicating how the new contribution figure was computed. If the new amount of Tenant's contribution shall not have been determined as of any adjustment date, Tenant shall continue to pay Tenant's contribution at the last rate in effect until receipt of Landlord's determination. Within ten (10) days after Tenant's receipt of Landlord's determination of Tenant's new contribution, Tenant shall pay to Landlord an amount equal to the new contribution times the number of months from the relevant adjustment date through the date of Landlord's notice, less the sum which Tenant has previously paid on account of Tenant's contribution for the same period. Thereafter, Tenant shall, until the next determination pursuant to this Section 16.15(b)(iii)(B), pay Tenant's contribution at the rate set forth in Landlord's notice. Failure of Landlord to make the adjustment provided for herein for any lease year or partial lease year shall not prevent Landlord from including the adjustment for such lease year or partial lease year in an adjustment pursuant to this Section 16.15(b)(iii)(B) for a subsequent lease year or partial lease year."

     22. Section 16.21 of the Lease is hereby amended by the addition of the following language:

     "Controlling over any contrary provisions of Section 16.21, Landlord's maintenance obligations shall also include the structural components of the building in which the Premises are located, common utility pipes and conduits in the common areas servicing the building, excluding any utility pipes and conduits servicing the Premises exclusively or any maintenance required by the negligence of Tenant or a breach by Tenant in its obligations under this Lease."

     23. Section 16.30 of the Lease is hereby amended by the addition of the following language:

     "Tenant hereby reserves unto itself the right at anytime up to six months of receipt of Landlord's annual statement pursuant to section 18.01 hereof, to object to any statement or invoice for charges that were billed monthly on an estimated basis during the preceding Lease Year."

     24. Section 18.04 of the Lease is hereby amended by the addition of the following language:

     "Controlling over any contrary provisions of Section 18.04, in no event shall any such relocation occur during the period from October 1 to January 15, inclusive, of any calender year.

     "Controlling over any contrary provision of section 18.04, Landlord agrees that~it shall pay all reasonable costs and expenses directly incurred by Tenant in the relocation of Tenant's business, provided that such costs and expenses have been approved by Landlord in advance. In addition to the foregoing, in no event shall there be a cessation of Tenant's business for more than two (2) days a result of the relocation." 25. (a) Tenant agrees that Tenant, its agents and contractors, shall not use, manufacture, store or dispose of any flammable explosives, radioactive materials, hazardous wastes or materials, toxic wastes or materials, or other similar substances (collectively "Hazardous Materials") on, under or about the Premises, provided that Tenant may handle, store, use or dispose of products containing small quantities of Hazardous Materials, which products are of a type customarily found in offices and households (such as aerosol cans containing insecticides, toner for copiers, paints, paint remover and the like), provided further that Tenant shall handle, store, use and dispose of any such Hazardous Materials in a safe and lawful manner and shall not allow such Hazardous Materials to contaminate the Premises or the environment.

     (b) In accordance with the California Health and Safety Code, Section 25359.7(b), if Tenant has knowledge, or has reasonable cause to believe, that any Hazardous Materials have come to be located on, under or about the Premises, Tenant shall, give written notice of that condition to Landlord. Failure of Tenant to provide written notice to Landlord as herein defined shall make this Agreement and the Lease voidable at the discretion of Landlord. If Tenant has knowledge of the presence of any Hazardous Materials located on, under or about the Premises and knowingly and willfully fails to provide written notice to Landlord when herein defined, Tenant is liable for a civil penalty not to exceed Five Thousand Dollars ($5,000.00) for each separate violation.

     (c) If Landlord believes that the Premises or the environment have become contaminated with Hazardous Materials, in breach of the provisions of this Agreement and the Lease, then Landlord, in addition to its other rights under this Agreement and the Lease, may enter upon the Premises and obtain samples from the Premises, including the soil and groundwater under the Premises, for the purposes of analyzing the same to determine whether and to what extent the Premises or the environment have become so contaminated. Landlord shall give Tenant reasonable advance notice of any such entry, provided that in the event of an "emergency", as defined below, Landlord may enter the Premises without notice and shall have the right to use any and all means that Landlord may deem proper to obtain entry to any portion of the Premises. Landlord shall repair any damage occasioned to Tenant's storefront resulting from Landlord's emergency entry. Provided however, in the event it is determined that Hazardous Materials were placed in, on, or about the Premises by Tenant, Landlord's obligation to repair shall not apply. For the purposes of this subparagraph (c), an "emergency" shall mean~tflb~ presence of any Hazardous Materials which could constitute a violation of any applicable laws, regulations or requirements or could pose a health or safety hazard to occupants of the Premises or the Shopping Center, as determined by Landlord in its sole discretion. In the event it is determined that Hazardous Materials were place in, on or about the Premises by Tenant in breach of the provisions of this Agreement and the Lease, Landlord shall promptly notify Tenant in writing thereof, and Tenant shall, without limiting Tenant's other obligations under this Agreement and the Lease (including but not limited to the duty to indemnify Landlord as provided in subparagraph (d) below, reimburse Landlord for the reasonable costs of such inspection, sampling and analysis. Except in the event of any emergency, Landlord agrees to use reasonable efforts to minimize any interference with Tenant's use and enjoyment of the Premises. caused by any entry under this subparagraph (c). The exercise by Landlord of the foregoing rights shall not be deemed a constructive eviction of Tenant, shall not result in any liability of Landlord to Tenant (subject to Landlord's covenant to use reasonable efforts to minimize interference with Tenant's use and enjoyment of the Premises as provided above), and shall not entitle Tenant to any abatement or other reduction in Minimum Rent or other sums due hereunder.

     (d) Without limiting the above, Tenant shall indemnify and hold harmless Landlord from and against any and all claims, losses, liabilities, damages, costs and expenses, including without limitation, attorneys' fees and costs arising out of or in any way connected with the use, manufacture, storage or disposal of Hazardous Materials by Tenant, its agents or contractors on, under or about the Premises including, without limitation, the cost of any required or necessary repair, cleanup or detoxification and the preparation of any closure or other required plans in connection herewith. The indemnity obligations of Tenant' under this paragraph 25 of this Agreement shall survive any termination of this Agreement and/or the Lease.

     (e) Landlord agrees that during the term of this Lease neither Landlord nor its agents or contractors shall use, manufacture, store, transport or dispose of any Hazardous Materials on, under, or about the Premises, except for Hazardous Materials that are of a type customarily found or used in households, shopping centers or offices or found or used in construction Without limiting the above, but subject to subparagraph (f) below, Landlord shall indemnify and hold harmless Tenant from and against any and all claims, losses, liabilities, damages, costs, and expenses, including without limitation, reasonable attorney's. fees and costs, arising out of the use, manufacture, storage, transportation or disposal of Hazardous Materials by Landlord, its agents or contractors on, under, or about the Premises including, without limitation, the cost of any repair, cleanup, or detoxification required by any governmental authority having jurisdiction. The indemnity obligations of Landlord under this paragraph 25(e) shall survive any termination of this Agreement and/or the Lease.

     (f) In the event Tenant is forced to close to the public due to the required cleanup or removal of Hazardous Materials for which Landlord is responsible under subparagraph (e) above, from either the Premises or the Shopping Center, the Minimum Rent and all items of additional rent shall abate~from the date Tenant is forced to close until the date Tenant can safely and lawfully reopen. Notwithstanding anything to the contrary herein, Landlord shall not be responsible for, and Tenant on behalf of itself and its successors and assigns, fully and unconditionally waives its rights to recover from, and releases, Landlord and its officers, directors, trustees, agents, representatives and contractors, and their respective assigns and successors, from any and all consequential losses and damages including but not limited to loss of or interference with use of the Property or loss of profits, incurred by Tenant or its successors or assigns, arising out of any repair, cleanup or removal of the Hazardous Materials.

     26. Section 9.05(a) of the Lease is amended by adding the following language relative to Tenant's obligation to pay additional rent in the event of damage or destruction to the Premises:

     "Notwithstanding the foregoing, it is agreed that in the event that Landlord has insurance coverage for the payment of additional rent and receives proceeds from such insurance specifically for additional rent, then, in such event, Tenant's payment of additional rent may abate in an amount equal to the proceeds received by Landlord from Landlord's insurance carrier specifically for additional rent in proportion to the degree to which Tenant's use of the Premises is impaired and such abatement shall continue for the period during which such damage, repair or restoration continues. Tenant shall remain obligated to pay the amount of additional rent in excess of that received by Landlord from Landlord's insurance carrier specifically for additional rent. when such period of damage, repair or restoration terminates, such abatement of additional rent shall also terminate and Tenant shall be obligated to pay the entire amount of Tenant's additional rent as if such abatement had not occurred commencing with the month immediately subsequent to the month in which said period terminates.
Should Landlord not have any such insurance coverage for the payment of additional rent or should Landlord not receive any proceeds from such insurance specifically for such additional rent, then there shall be no abatement of any additional rent payable under this Lease and Tenant shall continue to pay Landlord's additional rent during such period of damage, repair or restoration. In no event shall there be any abatement of Percentage Rent payable under this Lease."

     27. Section 16.17 of the Lease is hereby amended by inserting, where a single asterisk appears on page 23 of the Lease, the following:

     "Provided however, so long as Tenant is not in default, this Lease shall only be subordinate of any holder of any ground lease or mortgage or deed of trust if such party agrees Tenant's possession of the Premises under this Lease shall not be disturbed."

     28. Tenant acknowledges that as an inducement for Landlord to enter into the Lease and this Agreement, Tenant has agreed at Tenant's sole cost and expense, to perform a complete interior and exterior remodel of the Premises which shall be limited to those items set forth in Exhibit "D-2" attached hereto (hereinafter "Remodel Work"). It is understood and agreed that Tenant shall complete the all of the Remodel Work in the Premises on or before May 15, 1990. It is further understood and agreed that in the event that Tenant shall fail to complete the Remodel Work as specified in and in accordance with Exhibit "D-2", thP. s Agreement and all other applicable provisions of this the Lease, in the Premises on or before June 15 1990, then, in such event, Tenant shall pay to Landlord, as additional rent, a sum equal to Two Hundred and 00/100 Dollars ($200.00) per day for each day subsequent to June 15, 1990 that Tenant fails to complete the Remodel Work.

     29. All of the terms, covenants and conditions of the Lease, except as specifically modified herein, shall remain in full force and effect.

12/7/89

     IN WITNESS WHEREOF, this Agreement has been entered into by the parties as of the day and year first above written.

                                    Landlord:

                BREEF USA FUND-Il, a
                California Group Trust

                By:RREEF MANAGEMENT COMPANY,
                                        a
                   California corporation

By:
Lynd&L. Bundrock
Vice President~ Director
of
Leasing Regional Shopping
Center
Dated: /2/wa,


By:
Thomas F. Hefse, General
Manager

Dated:


TENANT:
I
TOYS INTERNATIONAL, a
Ca1ifornia corporation


By:1/2/WWay%& Gayle Hoepner,

16




President



Dated: 1/2 3/44 1/4 -25, /9&~,


12/7/89

                              TERMINATION AGREEMENT



     This Termination Agreement (hereinafter the "Agreement") is made as of __________, 1989 (the "Effective Date") by and between RREEF USA FUND-Il, a
California group trust (hereinafter the "Landlord") and TOYS INTERNATIONAL, a California corporation (hereinafter the "Tenant") and is made with reference to the following facts:

        A. On or about June 4, 1979 Landlord's predecessor in interest, Century City, Inc., a Delaware corporation as owner of those certain premises known as and described approximately 3,825 square feet of floor area, consisting of Store No. 10 in Building B in the Century City Shopping Center, located at 10250 Santa Monica Boulevard, Los Angeles, California (the "Shopping Center"), entered into a written lease agreement with Tenant pursuant to the terms of a written lease agreement dated June 4, 1979 as amended by that certain (undated) Statement as To Lease Term (hereinafter collectively the "Lease") for a term of approximately ten (10) years commencing on April 4, 1980 and terminating April 30, 1990.

        B. Concurrently with the execution of this Agreement, Landlord and Tenant are entering into a written lease agreement whereby Landlord has leased to Tenant the premises described in paragraph A above (hereinafter the "Premises"), for a term of approximately eight (8) years, commencing on the Effective Date and terminating on January 31, 1998 (hereinafter the "New Lease").

        WHEREFORE, in consideration of the foregoing, the parties hereto covenant and agree as follows:

     1. It is understood and agreed that the Lease shall be terminated as of September 1, 1989 (hereinafter the "Termination Date").

     2. Concurrently upon execution of this Agreement by Landlord and Tenant, Landlord and Tenant shall execute and enter into the New Lease.

     3. The Lease shall be terminated as of the Termination Date and Landlord and Tenant shall be released from the performance of any of the terms, conditions and obligations of the Lease subsequent to the Termination Date except as hereinafter set forth. During the remaining term of the Lease through and including the Effective Date, Tenant shall remain fully liable for the performance of all of the terms and conditions of the Lease through and including the Termination Date and each of the parties hereto shall perform all of their respective obligations and duties under the Lease through and including the Termination Date.

     4. The parties hereto agree that, pursuant to Lease, certain sums will accrue and become due and owing to Landlord from Tenant through to the Termination Date, including, without limitation, amounts representing monthly rent, percentage rent and additional rent. Tenant agrees to pay all such sums when due under the Lease through the Termination Date. As to any such amounts that have not been computed or billed to Tenant as of the Termination Date, Landlord agrees that as soon as reasonably practical after the Termination Date, Landlord shall send Tenant a statement for such charges, and that said sum shall be pro rated for the period through the Termination Date. It is understood and agreed that Tenant shall pay Landlord an amount equal to such charges within fifteen (15) days after receipt of said statement.

     5. It is agreed that Landlord shall within ten (10) days of the Termination Date hereof, return to Tenant in accordance with Section 18.06 of the Lease the Three Thousand Eight Hundred and 00/100 Dollar ($3,800.00) Security Deposit Landlord is holding on Tenant's behalf.

     6. Except as specifically set forth herein, Tenant represents and warrants that (i) there are no monies which are or will be at the Termination Date due and owing to any individuals and/or entities relative to any improvements at the Premises or relative to the business conducted by Tenant at the Premises which may result in a claim against the Premises or Landlord,

     (ii) that there are no preliminary notices or mechanic's liens which have or will be served or recorded by any individuals or entities relative to any construction at the Premises during the tenancy of Tenant under the Lease, and
(iii) that there are no sums or amounts which have or will be payable by Landlord related to or arising out of the Lease, the occupancy of Tenant of the Premises or relating to any actions or inactions of Tenant of only type, kind or nature whatsoever.

     7. Tenant and Landlord represent that they each individually have not made any assignment, sublease, transfer, conveyance or other disposition of the Lease or interest in the Lease and that neither Landlord nor Tenant has any knowledge of any claims, demands, obligations, actions or causes of action arising from the Lease or Tenant's occupancy of the Premises and/or possession of the premises which are not being released hereby Each of the parties hereto represents and warrants that, as to each said party, said party has the authority to execute this Agreement.

     8. Should any party hereto institute any action or proceeding to enforce any provision hereof, or for damages by reason of any alleged breach of any provision of this agreement, or for a declaration of such party's rights or obligations hereunder, or for any other judicial remedy, the prevailing party shall be entitled to be reimbursed by the losing party for all costs and expenses incurred thereby, including, but not limited to, such amount as the court may adjudge to be reasonable attorneys' fees for the services rendered the party finally prevailing in any such action or proceeding.

        9. Each of the parties does hereby  expressly  waive the  provisions  of
Section 1542 of the California Civil Code, which reads in full as follows:

     "Section 1542. (Certain claims not affected by general release). A general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing the release which if known by him inust have materially affected his settlement with the debtor."

     10. Tenant understands that if Tenant fails to execute the New Lease Agreement, this Termination Agreement shall be void a~d

     Tenant's obligation to perform under the Lease is continuing and absolute.

     11. This Agreement shall be binding upon and shall inure to benefit of the parties hereto and their respective successors assigns.

     IN WITNESS WHEREOF, this Agreement has been entered into by the parties as of the day and year first above written.

                             Landlord:
                             RREEF USA GROUP)-II, a California Group Trust

                             By:  RREEF MANAGEMENT COMPANY, a
                                  California corporation


                                             By:
                                  Lynn L. Bundrock
                                  Vice President, Director of Leasing
                                  Regional Shopping Center Division

                             Dated:

                             By:

                              Thomas F. Heyse, ~General Manager

                             Dated:


                             TENANT:

                             TOYS INTERNATIONAL, a California corporation


12/7/89


                                             By:

                             Gayle Hoepner, Prdsident
                             Dated:

12/7/89

             RULES AND REGULATIONS FOR CENTURY CITY SHOPPING CENTER
                      WHICH CONSTITUTE A PART OF THE LEASE

     1. No tenant or its agents or employees shall loiter in the mall areas or other common areas of Century City Shopping Center (the "Center"), nor shall they in any way obstruct the sidewalks, entry passages, pedestrian passageways, driveways, truck ways, loading docks, package pick-up stations, ramps, Stairway entrances and exits to the Center, and they shall use the same only as passageways to and from their respective premises. Landlord reserves the right to exclude Cr expel from the Center any person who, in the judgment of Landlord, is intoxicated or under the influence of liquor or drugs, or who shall in any manner do any act in violation of the rules and regulations of the Center.

     2. .Doors leading into thereof from tenant premises shall remain unlocked shopping center bus

     3.Water closets and urinals shall not be used for any purpose other than those for which they were constructed, and no rubbish, newspapers or other substances of any kind shall be thrown into them. No tenant - L.' [ ~ shall throw or discard cigar or cigarette butts or other substances or litter of any kind in or about the Center, except in receptacles placed therein for such purposes by Landlord or governmental authorities./*All garbage, including wet garbage, refuse and trash shall be placed by each tenant in the receptacles provided by Landlord for that purpose. Each tenant shall store all its trash and garbage within its Premises. No tenant shall place in any trash box or receptacle of the Center any material which cannot be disposed of in the ordinary and customary manner or trash and garbage disposal. All garbage and refuse disposal shall be made in accordance with directions issued from time to time by Landlord.

     4.Tenants shall not mark, drive nails, screw or drill into, paint or in any way deface any exterior walls, roof foundations, bearing walls or pillars without the prior written consent of Landlord. No boring or cutting for wires shall be allowed, except with the consent of Landlord. The expense of repairing any breakage, stoppage or damage resulting from a violation of this rule or the preceding rule shall be borne by the tenant violating or responsible for the violation of such rule.

     5.No awning or shade shall be affixed to or installed over or in the show windows or the exterior or any premises. If any tenant desires window drop curtains in the show windows of his premises, the same must be of such uniform shape, color, material and make as may be prescribed by Landlord and must be put up as directed by Landlord, and paid for by the tenant. No tenant shall place or allow anything to be placed against or near any glass doors or windows which may, in Landlord's opinion, appear unsightly from outside the Premises.

     6.No tenant shall do anything in any premises, or bring or keep anything therein, which will in any way increase or tend to increase the risk of fire or the rate or fire insurance or which shall conflict with applicable law, rules or regulations established by any governmental body or official having jurisdiction, the regulations of the fire department or the provisions or requirements of any insurance policy on such premises or any part thereof No tenant shall use any machinery in its premises, even though the installation may have been originally permitted which may cause any unreasonable noise or jar, or tremor to the floors or walls, or which by its weight might injure the walls or floor of such premises or any other portion of the Center. See paragraph 7 of Addendum No.1.

     7.No tenant shall place a load upon any floor which exceeds the load per square foot which such floor was designed to carry and which is allowed by law. Landlord shall have the right to prescribe the weight, size and position of all equipment, materials, furniture or other property brought into any premises. Heavy objects shall stand on such platforms as are determined by Landlord to be necessary to properly distribute the weight, and each tenant shall pay the cost of any structural bracing required by Landlord to accommodate the same. Business machines and mechanical equipment belonging to any tenant which cause noise or vibration that may be transmitted to the structure of any tenant's store or to any space therein to such a degree as to be objectionable to Landlord or to any tenants shall be placed and maintained by such tenant, at such tenant's expense, on vibration elimination or other devices sufficient to eliminate noise or vibration. The ~r-sons employed to move such equipment in or out of any tenant's store must be acceptable to Landlord will not be responsible for loss of or damage to. any such equipment or other property from any cause, and all damage done to any building or the common areas or the Center by maintaining or moving such equipment or other property shall be repaired at the expense of the tenant causing the same. /*Landlord 'S consent shall not be unreasonably withheld or delayed.

     8.No tenant or its agents and employees shall make or permit any loud, unusual or improper noises in the Center, nor interfere in any way with other tenants or those having business with them, nor bring into nor keep within the Center any animal or bird, or any bicycle or other vehicle. except such vehicles as tenants are permitted to park in the Center parking lots and structures, and shall park only in the areas designated from time to time for employee parking generally.

     9.No tenant shall install any radio or television antenna, loudspeaker or other device on the roof or exterior walls of tenant's store. No tenant shall interfere with radio or television broadcasting or reception from or in the Center or elsewhere. No tenant shall install, maintain or operate upon any premises or in any common areas under the exclusive control of Landlord any vending machines or video games without Landlord's prior written consent.

     10. . No machinery of any kind will be allowed in any tenant premises without the written consent of Landlord. This shall not apply. however, to customary office equipment or trade fixtures or package handling equipment., or cash registers -


                                   EXHIBIT "C"

     11. Except for those tenants whose use clause permits the preparation and serving of food, no cooking shall be done or permitted in any premises without Landlord's prior written consent, except that equipment for brewing coffee, tea, hot chocolate and similar beverages shall be permitted, provided that such equipment and use is in accordance with all~applicable federal, state and city laws, codes, ordinances, rules and regulations and such food preparation is limited exclusively 10. food consumed by tenant or such tenant's employees.

     12.'If  any  tenant  requires  telegraphic,  telephonic.  burglar  alarm or
similar  services,   it  shall  first  obtain,   and  comply  with,   Landlord's
instructions concerning their installation.

     13.All freight must be moved into, within and out of tenant premises only during such hours and according 10. such regulations as may be posted from time
10. time in the general offices of the Center.

     14.Tenants are required 10. observe all security regulations issued by Landlord and 10. comply with instructions and/or directions of the duly authorized security personnel for the protection of the Center and all tenants therein. Access by any tenant 10. his premises or the Center before or after hours of operation of the Center shall be subject 10. clearance by the security personnel of the Center and 10. compliance with suet' procedures as may be imposed by such personnel, including presentation of identification satisfactory
10. such personnel.

     15.  [section struck out]

     16. No tenant and no employee or invitee of any tenant shall go upon the roof of any building without the prior approval of Landlord which consent shall not be unreasonably withheld or delayed.

     17. The requirements of any tenant will be attended 10. only upon written application 10. Landlord at the general offices of the Center, and employees of Landlord shall not perform any work or do anything outside of their regular duties except upon instructions from Landlord.

     18. Landlord may waive any one or more of these rules for the benefit of any particular tenant or tenants, but no such waiver by Landlord shall be construed ma waiver of such mica in favor of any other tenant or tenants, nor prevent Landlord from thereafter enforcing any such rules against any or all of the tenants of the Center. No waiver of any rule or regulation by Landlord shall be effective unless expressed in a writing signed by Landlord.

     19. Landlord reserves the right to close and keep locked any and all entrances and exit doors of the Center and gates or doors closing the parking areas thereof during such hours. as Landlord may deem to. be advisable for 'the adequate protection of the Center and all tenants therein. /*

     20. Landlord reserves the right, at any time, to. change or rescind any one or more of these rules and regulations or to make such other and further reasonable rules and regulations as in Landlord's judgment may from time to. time be necessary for the management, safety, care and cleanliness or the Center, for the preservation of good order therein and for the convenience or tenants of and visitors to. the Center. Any such amendments, deletions or additions to these rules and regulations shall be effective immediately upon within a reasonable time after delivery of written notice tenants.

     21.Each tenant shall abide by any additional rules or regulations which are ordered or requested by any governmental or military authority. Each tenant shall be responsible for the observance of these rules and any such rules by its employees, agents, clients, customers, invitees and guests.

     22, Landlord shall not be responsible to any tenant or to any other person for the non~observance or violation of these rules and regulations by any other tenant or other person~ut shall enforce such rules and regulations in a non-discriminatory manner.

     23.A copy of these rules and regulations shall be attached to and form a part of each tenant lease at the Center. Each tenant who executes a lease of space at the Center shall be deemed to have read these rules and regulations and to have agreed to abide by them as a condition to its Occupancy of space at the Center. In the event of any conflict between these rules and regulations, or any amendments or additions thereto, and the provisions of any tenant's lease, such lease provisions shall control.

     /*?provided however, Landlord shall use its best efforts to leave such doors unlocked during the hours the Shopping Center is open for business and shall exercise reasonable judgement in the event a closure and/or locking is required.

                      REQUIREMENTS FOR TENANT CONSTRUCTION

                          CENTURY CITY SHOPPING CENTER

SECTION A: GENERAL PROVISIONS

     I. This Exhibit "D" shall apply to. all construction, improvements. modifications, alterations or additions ("Improvements") by any tenant to. its premises, ('premises"), whether done as the initial completion of the Premises, or as a change to. the Premises at any time during the term of such tenant's lease (the "Lease").

     2.        [section struck out]

     3. Tenant hereby releases the landlord under the Lease ("Landlord") from any claim for damages against Landlord for any delay in the date on which the Premises shall be ready for occupancy by Tenant.

     4. Tenant agrees that upon delivery of possession of the Premises to Tenant, Tenant will accept the building in the condition which it may then be and waives any right or claim against Landlord for any cause direedy or indirectly arising out of the condition of the Premises, appurtenances thereto, the improvements thereon and the equipment thereof; and Tenant shall thereafter save and hold harmless Landlord from liability as elsewhere provided in the Lease. Landlord shall not be liable for any latent or patent defects therein.

     5. The fact that Tenant may enter into possession prior to the actual completion of the building shell for the purpose of installing Improvements, fixtures or equipment shall not be deemed an acceptance by Tenant of completion by Landlord until actual completion shall have taken place, but in such event Tenant shall hold harmless Landlord and indemnify Landlord for any loss or damage to Tenant's fixtures, Improvements, equipment and merchandise and for injury to any persons. unless same be caused by the active negligence of Landlord or its agents.

     6. All Improvements shall be constructed with new and first~lass materials ~nd in good and workmanlike manner, and shall comply with all applicable laws and regulations of all governmental authorities having jurisdiction. and all construction shall be lien free. Without limiting the generality of the foregoing, all Improvements shall comply in all respects with:

     (a)The Uniform Building Code and/or state, county, city or other laws, codes, ordinances, and regulations, as each may apply according to rulings or determinations of governmental authorities having jurisdiction with respect to the Shopping Center.

     (b)Applicable standards of the National Hoard of Fire Underwriters, the National Electrical Code, the American Gas Association, and the American Society of Heating, Refrigerating and Air Conditioning Engineers.

     (c) Building material manufacturers' specifications.

     Any matters not in conformity with the approved working drawings and the procedures set forth in the Exhibit "D" shall be promptly reported to Landlord's construction coordinator. Upon completion of the Improvements, the Premises shall be in good and usable condition.

SECrION B: DESCRIPTION or LANDLORD'S WORK

     The following is a deseripu.o'n of Landlord's construction obligations with respect to the Premises. Unless indicated on an addendum to the Lease, all such responsibilities have been met by Landlord at the date of execution of the Lease. Landlord's construction obligations with respect to the Premises shall be only those items indicated on such addendum to the Lease. Where two or more types of materials or structures are indicated, the option will be with Landlord.

     I.The building of which the Premises are a part shall (if not yet completed) be designed by Landlord's architect. Constructioti is Type I, per the Los Angeles City Building Code. Structural clear heights to lowest structural members will be as established by Landlord. Roof will be insulated and built-up composition. Exterior walls enclosing the building shell, except at storefront areas, will have a finished appearance and such decorative quality, if any. as may be selected by Landlord. Landlord will provide normal rear setvice door as required by Code.

     2. Where desirable in Landlord's opinion, a vertical neutral strip will be located at the storefront line between Premises.

     3. All floors provided by Landlord within Premises provided. at Landlord's option. either "as is" or shall be concrete, recessed approximately three (3') inches below mall level to the structural slab. Tenant shall be required to perform all work necessary to raise or lower Premises floor to match the level of the malt.

     4. Interior demising partitions shall consist or metal studs only, maximum 16' on center. demising partitions fall on structural column lines, projections may occur at such locations.

     5. Utilities  will be furnished as follows:  Where

     (a)Sanitary sewer main will be brought to garage below the Premises. Connections for Tenant's lines to existing mains will be at points determined by Landlord.


                               EXHIBIT "D"

     (b)Water service main will be brought to garage below Premises to approved point of connection determined by Landlord. Landlord will provide meter locations (but not meters) for Tenant.

     (c)Natural gas mains will be furnished to approved points of connection determined by Landlord and Landlord will provide meter locations (but not meters) for Tenant.

     (d)Landlord will provide 277/480 volt, three phase electrical service at a central distribution point in the garage. Service will be sized to allow approximately 4.5 watts per square foot of floor area. Such wattage is an approximation only, and actual power input will be determined based upon Tenant's requirements in the Premises, but not to exceed 4.5 watts per square foot of floor area.

     (e)A telephone terminal backboard with cable capacity adequate for Tenant's use will be located in a common area as determined by Landlord.

     (f)Main fire spnnkler lines will be furnished to Premises. All distribution lines, heads and other features are the responsibility of Tenant.

    6. Common areas will be constructed, lighted, paved, landscaped and drained as selected by Landlord. Common areas will include:

     (a)Public toilet facilities, including furnishings9 installation of toilet fixtures, painting. ventilation, soap, tissue and paper towel dispensers (or wall mounted electrical hand dryer units) all in accordance with applicable building codes.

     (b)Stairways and elevators located as determined by Landlord and in accordance with applicable building codes.

     (c)Truck receiving facilities and trash removal facilities located as determined by Landlord.

     7. Landlord shall select the manufacturer of all building materials and equipment which Landlord is obligated to supply.


SECTION C: DESCRIPTION OF TENANT'S WORK

See paragraph 25 of Addendum No.1.

     The work to be done by Landlord shall be limited to that work, if any, described in an addendum to the Lease. All other items of work not therein provided to be done by Landlord and required to place the Premises in a finished condition for opening for business shall be provided by Tenant at Tenant's sole expense, and in compliance with the working drawings approved by Landlord as hereinafter provided. This work shall include, but not be limited to the following:

     I. All storefront work including doors, entranceways, floors, ceilings. etc. and all interior walls. partitions, ceilings, etc., and their respective paints and other finishes, with the exception ofdemising wall studs supplied by Landlord.

     2. Finish floor fill, including a Building Code required minimum of l~ ofconcrete above the structural slab, and all floor coverings thereon, including matching floor level of Premises to level of mall.

     3. Installation of all required utilities services to the Premises, including:

     (a)Electrical power and distribution from Landlord's central distribution point in the garage to and within the Premises, including electrical panels, conduits and wire conduit, outlet boxes, switch outlets, service fuses, copper wiring, lighting fixtures with lamping and connection of heating and air conditioning units. This work includes Tenant's cost responsibility for all additional electrical service capacity required if Tenant's combined lighting and power loads exceed 4.5 watts per square foot.

     (b)All plumbing distribution and fixtures including connection to water utility and sewer mains provided by Landlord for both employee and public restroom facilities within Premises. Any removal and replacement of the existing structural slab shall be accomplished in a manner prescribed by Landlord prior to commencement of such removal.

     (c)Telephone conduits, cabinets and outlets within the Premises as required by the utility company supplying the service requested by Tenant and extension of conduits to central telephone backboard.

     (d)All gas lines and connections, if required, from Landlord's point of connection to and in the~ Premises.

     (e)Modification or extension of primary sprinkler system through the ceiling to conform to Tenant's merchandising and ceiling plans.

     (f)All meters for utilities shall be furnished and installed by Tenant in a location(s) designated by Landlord.

     4. All heating. cooling or ventilating, except as provided by Landlord.

     5. Any special equipment required by Tenant, including all mechanical equipment such as dumb waiters and conveyors and their shafts, doors and electrical connections and all mechanical and structural work necessary for installation and operation of such items. Special equipment includes any burglar. speaker, intercom and music systems required by Tenant.

     6. Any storage area required for dry rubbish collection containers and wet garbage cans. which area must be located within the Premises in an area accessible to Tenant's service door.

     7. Furnishing and installation of all toilet rooms, janitorial and drinking fountains, together with all work customarily incidental thereto to meet applicable building code requirements.

     8. If Tenant engages in the preparation of food or baked goods, Tenant shall, at Tenant's cost: (i) install dry chemical extinguishing devices (such as Ansul) approved by the local fire insurance rating organization~and Landlord's insurance carriers, and keep such devices in good working order and repair and regularly serviced under a maintenance agreement of the type required by Landlord or by such fire insurance rating organization or carriers and (ii) keep and maintain all exhaust ducts and filters in a clean condition. If Tenant engages in the use, sale or storage of flammable or combustible materials, Tenant shall install and maintain chemical extinguishing devices similar to those referred to in clause (i) above. If gas is used in the Premises, Tenant shall install a proper gas cut-off valve. If Tenant shall fail to install any devices required by this paragraph and/or to provide for the servicing thereof, Landlord shall have the right to enter upon the Premises to make such necessary installations and charge the cost of such installations and ~or the servicing thereof to Tenant.

     9. Roof openings, including necessary curbs and flashings to accomodate installation of the Improvements.

     10. Furnishing of all trade fixtures, merchandise and other property incidental to Tenant's business, including but not limited to:

     (a)All  shelving,  store  fixtures,   furnishings,   interior  decorations,
graphics, mirrors, cornices and all other fixtures, lighting and other special effects.

     (b)Electrical and mechanical connection or all store merchandising fixtures and equipment with related pans. including kitchen and food service equipment and other equipment peculiar to Tenant's occupancy.

     11.Tenant's signs. which shall be in accordance with the Tenant's Sign Criteria, Exhibit "E" to the Lease.

SECTION D: DESIGN APPROVAL PROCEDURES

     No construction, improvement, alteration, modification or addition shall be made to the Premises until complete detailed plans for the same have been submitted to and approved in writing by Landlord as provided in Article xvir of the Lease. The following procedures are intended to amplify the requirements of
Article XVII.

     1. Tenant must submit detailed preliminary plans, [section struck out]-of the proposed Improvements. These plans must be submitted in duplicate and shall include the following

     (a)Merchandising Plan (to scale) showing the outline of the Premises and the location and extent of interior partitions, sales fixtures, racks and fittings, decorative treatment, signs and displays. storage, shelving, racks or other devices, counters, and all other material, equipment and features (other than merchandise) installed or placed in the Premises.

     (b)Ceiling  Plan (to scale)  showing  the outline of the sales area and the
location,  type.  and  size  of  lighting  fixtures,   air~diffusers,   grilles,
acoustical board pattern and sprinkler heads.

     (c)Storefront Elevations (to scale).

     (d)Longitudinal Section (to scale).

     (e)All Interior Elevations (to scale).

     Outline specifications submitted with the preliminary plans shall list the materials and equipment to be used.

     2.  Landlord,  within  14  days,  will  review  and  return  one set of the preliminary plans to Tenant along with Landlord's approval, conditional approval, or disapproval of same. If a disapproval is given by Landlord, Tenant shall resubmit revised preliminary plans for Landlord's review. Upon approval or conditional approval of preliminary plans, Tenant shall submit two sets of working drawings prepared by a licensed architect (electrical and mechanical work must be performed by a licensed engineer), conforming to the basic design indicated on the preliminary plans as approved by Landlord. The working drawings are to be fully dimensioned drawings at 'A' scale, and shall include drawings, specifications and bid forms of such scope as to completely delineate the construction work to be performed, including:

     (a) Electrical Calculations showing:

     (1) Number of circuits

     (2) Connected load of each circuit

     (3)Number of spare circuits

     (b)Mechanical Calculations showing:

     (1)The heating required (transmission and ventilation losses) in each space.

     (2)The ventilation supply and exhaust required for each space and the ventilation supply and exhaust provided. if any.

     (3) The cooling load in each space.

     (4)The total air flow in each space.

     (5)The independent return air plenum in each space.

     (c)Mechanical Equipment Data showing:

     (I)Temperature Control System including control diagram and specification or make.

     (2)Gas calculations as required by the gas company providing service.

     (d)Engineered electrical drawings signed by an electrical engineer showing electrical loads in the Premises and accompanied by detailed electrical and mechanical calculations demonstrating compliance with Divisions 1-4 of Title 24 of the California Administrative Code.

     (e)All colors.

     The working drawings shall be subject to review by Landlord in the same manner prescribed above for preliminary plans. ~. . I II ~ J.~. ~ I. n~(pound).
~

     3. Approval of preliminary plans and working drawings shall not be construed as approval of Tenant's proposed signs, separate drawings for which shall be submitted in accordance with Exhibit "E' to the Lease.

     4. In the event agreement cannot be reached as to the design of the Premises within 120 days after the date of delivery of a fully executed copy of the Lease to Tenant, for any reason whatsoever. the Lease shall, at the option of Landlord exercised by written notice to Tenant, be terminated and of no further force or effect.

     5. Tenant may not construct any portion of the Premises in a design, or with finishes or materials other than those approved by Landlord.

     6. No changes, modifications or alterations in the approved working drawings shall be made without the prior written consent of Landlord. Requests for such changes must be submitted by Tenant in writing with appropriate descriptive drawings.

SECTION F: DESIGN CRITERIA

     All materials and methods of construction listed herein indicate the minimum acceptable level of quality and performance. Alternate or additional methods of construction and materials are subject to Landlord's prior written approval. -a I.Storefront Work

     A. All storefronts shall be in keeping with the overall plan, character and design of the Shopping Center as determined by Landlord.

     B. All storefront aluminum shall be of a color approved by Landlord. Security shall be by means of painted steel roll-up grilles or anodized aluminum folding or sliding glass doors. The closed front portion of all storefronts shall have plate glass set in continuous standard anodized aluminum storefront sections which may be combined with other durable and appropriate materials as approved by Landlord. All storefronts shall be designed and engineered so as to avoid excessive deflection of plate glass panels. Aluminum sections shall be of such standard manufacture as are readily available on the competitive market. All storefront glass within sixteen inches of floorline shall be heat tempered.

     C. No storefront or any pan thereof shall project over the lease line into the mall or other common areas. Swinging entrance doom shall all be narrow stile and must be recessed in such a manner that the door when open will not project beyond the lease line defining the Premises. Entrance doors shall have concealed door closers. No storefront or any part thereof shall project beyond the lease lines describing the limits of the Premises. All glass in all entrance doors, and all glass in door sidelights, shall be heat tempered. All planters shall be self-contained with no discharge of water permitted.

     D. Storefront Construction: All storefront work shall be supported at head sections by a welded structural steel framework, which in turn is securely attached, suspended and braced to the existing building structure. All storefront material shall be durable material such as glazed

     E. Storefront curbs, if used, must conform to standard Shopping Center details.

     2.Signs.

     All signs shall be designed, constructed and located in accordance with Exhibit "E" to the Lease and shall be subject to the prior written approval of Landlord.

     3. Floors.

     Carpeting and/or other quality floor, such as glazed or unglazed pavers, wood parquet or pure vinyls shall be used in Tenant's public areas. Vinyl asbestos tile shall not be used in Tenant's public areas without the prior written approval of Landlord. All raised floor areas shall be of fire resistant materials meeting applicable building code requirements or be serviced by sprinklers meeting applicable code requirements.

     4. Ceilings

     A. The ceiling must be concealed spline, hanger-wire supported acoustical tile, drywall. piaster construction, or other material approved by Landlord.

     B. The use of wood or other combustible material above the ceiling or in any other attic space is prohibited.

     5.Structural Work

     Any alterations and/or additions and reinforcements to Landlord's structure required to accommodate Tenant's work shall be Tenant's responsibility and shall be subject to Landlord's prior written approval as to design, materials and methods of construction.

     6. Roof

     A. There shall be no penetrations of the roof without the prior written approval of Landlord. Any such roof penetrations required by Tenant and approved by Landlord shall be engineered and installed in accordance with standard shopping center details.

     B. ALL flashing, counter-flashing and roofing repairs shall be performed by a roofing contractor approved in advance in writing by Landlord.

     C. Toilet room exhaust shall not be permitted to penetrate the roof, but shall instead be directed to the ceiling plenum area through a carbon filter or by another method approved by Landlord in writing in advance.

     7. All partition walls separating tenant areas will extend to a height of twelve feet with I X I wire fabric or other security methods as approved by Landlord to structure. Finish materials on partitions separating tenant areas will extend to tenant's finished ceiling. All such partitions shall be finished with five eighths inch thick type X gypsum wallboard applied to metal studs with mechanical fasteners in such a manner that the wall, when finished on both sides, will be an approved one-hour fire resistant wall. Joints shall be taped and floated. Partitions within the Premises shall meet fire resistance specified in governing building code.

     8.Electrical

     All fluorescent or incandescent lighting fixtures in Tenant's public areas, other than decorative fixtures, shall be recessed. Fluorescent fixtures shall have acrylic lenses or diffusers. Bare lamp fluorescent or incandescent fixtures may be used only in concealed areas. Electrical installations shall comply with the following:

     A. THE electrical system shall be designed for available short circuit duty.

     B. Materials, products and equipment, including all components thereof, shall be new and selected from the Underwriters Laboratories List of Approved Items and shall meet requirements of ASTM, IESE, APCEA, NEC, NEMA, CBM and other recognized standards and shall be sized in - conformity with requirements of the National Electrical Code, and other applicable codes, whichever are more stringent. Copper wiring will be used exclusively in all installations.

     C. Lighting Panelboards shall be the 3 phase, 4 wire distributed phasing type, cabinets shall be constructed of code gauge steel, totally enclosed, wall mounted or free-standing.

     (I)All breakers shall be of the bolted type.

     (2)Lighting circuits shall be 20 ampere capacity, with connected load not to exceed 70% of breaker trip rating.

     (3)Circuit breakers shall be thermal magnetic type, molded case with all two and three pole breakers of the common trip type. One spare circuit breaker of 20 ampere capacity shall be provided for every five active circuits.

     D. Magnetic motor starters shall be used for integral horsepower motors. Starters shall have three (3) overload elements. Combination starters, when used, shall contain AB circuit breakers~~of fused switches and double clement fuses.

     E. Installation shall be as follows:

     (I)Hangers shall include all miscellaneous steel, such as channels, rods, etc., necessary for the installation of work. Hangers shall be fastened to steel, concrete or masonry, but not to piping and the electrical work shall be installed in a manner which will not overload the building structure.

     (2)All conduits shall be concealed.

     (3)Conductors shall be in conduits, ducts, or approved raceways.

     F. Grounding shall be as follows:

     (1)Conductors in conduit.

     (2) Connections bolted or brazed.

     (3) Connections to cold water lines for each conduit system and neutrals to transformer.

     G. Distribution panels shall be of the convertible type. Circuit breakers shall be thermal magnetic type, molded case, with all two and three pole breakers of the common trip type.

     9. Plumbing and Gas Fitting.  of its within th~ Premises

     A. During the term of the Lease, Tenant shall maintain all plumbing facilities in conformance with all ordinances. Tenant shall also maintain, including periodic flushing, Tenant's sewer line to Landlord's main.

     B. If supplementary plumbing facilities are installed, service piping for such facilities shall be concealed in accessible service chases. Water closets, urinals, lavatories, janitor sinks, and drinking fountains shall be of good standard manufacture. or hot water tank is provided by Tenant for its domestic hot water requirements, then hot water tanks shall be less than 80 gallons capacity, shall be electric automatic, and shall have all necessary safety controls.

     C. If food is prepared on the Premises, Health Department requirements may include enlargement of the sewer line from the Premises to the main sewer line and (b) installation of a grease trap in any kitchen floor drain. Such installations, and cleaning and maintenance thereof in accordance with Health Department requirements, shall be Tenant's sole responsibility.

     10.Miscellaneous Tenant Responsibilities.

     A. ALL odor and moisture producing areas must be exhausted by special exhaust systems. This includes employee and public toilets, kitchens, beauty parlors and alteration rooms.

     B. Special exhaust Systems shall be provided complete by Tenant. Work by Tenant will include ductwork, fans, registers and grilles. In all cases, ductwork shall connect directly to exhaust hoods in ventilated spaces or to registers or grilles mounted in ceiling in ventilated spaces.

     C. Special cooling and heating systems such as required for refrigeration display cases and walk-in coolers, and for alteration room steam-pressing and blocking equipment shall be provided complete by Tenant. Energy and equipment for heating or cooling shall be provided entirely by Tenant. Any exhaust or make-up air requirements for this service will be provided by Tenant.

     D. Location of equipment serving special exhaust and make-up air systems and special heating and cooling systems shall be designated and/or approved by Landlord. Routing of ductwork serving exhaust and make-up air systems and routing of piping serving special heating and cooling systems shall be designated and~or approved by Landlord.

     E. Air conditioning exhaust or special cooling or heating systems shall be submitted to Landlord for approval in the manner provided in this Exhibit "D."

     II. Material Requirements.

     A. All material shall be new and free from defects.

     B. Installation and materials, including ductwork and fire dampers, shall meet the requirements of the City of Los Angeles, the State of California, the Factory Insurance Association (FIA), and the Pacific Fire Rating Bureau, whichever is more stringent.

     C. All ductwork shall be galvanized steel except ductwork for kitchen or other special equipment which shall be in accordance with applicable code requirements.

     D. Insulation on supply ductwork shall be no less than I' thick No. I pef duct wrap.

     E. All ductwork within the Premises shall be complete with diffusers, dampers, extractors. turning vanes, hangers and specialties.

     F. Pneumatic thermostats shall be of the non-bleed type to conserve air.

     G. Pneumatic tubing shall be hard drawn copper with wrought copper solder fittings. Flare or compression fittings shall be used for connection to instruments and control devices.

     12.Inconsistencies.

     Where final drawings are inconsistent with the provisions of this Exhibit "D," the provisions of this Exhibit "D" shall prevail.

     13.Building Exterior

     Tenant shall not place or maintain on the exterior of the building any awnings, canopies. signs. appurtenances, or any other item of any nature whatsoever except with the written consent of Landlord.

     14.Governmental Regulations.

     It shall be the responsibility of Tenant to conform to all governmental regulations, codes. rules. etc. pertaining to Tenant's work, including the obtaining of all permits, inspections, etc. required. and copies of all such permits shall be forwarded to Landlord immediately upon receipt thereof.

SECTION F: CONSTRUCTION PROCEDURES


     1. Tenant and/or Tenant's contractor shall not use the malls, driveways. parking areas or other common areas for storage of materials or equipment or other construction activities without the prior written consent of Landlord, and all such storage shall be limited to those areas designated by Landlord. Any damage, staining or defacing of the mall surfaces or other areas shall be repaired by Tenant at its cost and such repairs shall be to the satisfaction of Landlord.

     2. Tenant or its contractor shall provide a temporary construction barricade of a standard design and color as specified by Landlord. The barricade shall be maintained in a clean and neat manner for the duration of the construction activities.

     3. Tenant shall at all times during the construction of Improvements assure that the Premises and the surrounding area are maintained in a clean, neat and orderly manner. Any rubbish caused by construction operations shall be removed immediately and shall not be placed in the trash removal system for the Shopping Center. Should Tenant fail to conform to the requirements of this paragraph within 24 hours after written notice of any deficiency by Landlord, Landlord may cause such deficiencies to be corrected by others and may charge the cost of same to Tenant, as additional rent payable by Tenant pursuant to the I-ease within ten (10) days after Tenant's receipt of Landlord's invoice therefor.

     4. All field labor employed in the construction of the Premises shall be performed in accordance with the terms and conditions set forth in the Southern California Master Labor agreements.

     5. The garage and mall slabs are suspended structural surfaces and as such, are subject to loading limitations, particularly from vehicles, storage of construction materials, etc. It shall be the responsibility of Tenant to review with Landlord any unusually high loads before placing such loads on the suspended slabs. In particular, transit mix concrete trucks, or vehicles of similar size or weight, are expressly prohibited.

     6 No sign of any type shall be placed on or about the Premises or the Shopping Center during the construction period without the prior written consent of Landlord.

     7. Any damage to the mall or garage or the buildings or other structures of the Shopping Center occurring as a result of Tenant's Activities by Tenant at its cost and such repairs shall be to the satisfaction of Landlord.

     8. Landlord shall have the right to approve, in writing, Tenant's contractor prior to start of work. and Landlord shall not unreasonably withhold or delay such approval provided that such contractor has all required state and local licenses, and has reasonable experience with projects of the scope and type of Tenant's work.

     9. It shall be Tenant's responsibility to obtain from its contractor and forward to Landlord a complete set of "as-built" drawings showing thereon all architectural, structural, mechanical and electrical work actually installed in the Premises. These drawings shall be furnished immediately upon substantial completion of the work, but in no event later than the date on which Tenant commences to conduct its business in the Premises.

     10. Tenant shall obtain and deliver to Landlord all approvals with respect to electrical, gas. water and telephone work as may be required by the utility companies supplying the services. Tenant shall obtain utility service, including meters, from the utility companies which supply service unless Landlord elects to supply service and/or meters. Landlord, an independent contractor, or an authorized utility company. as the case may be, shall have the right, subject to Landlord's written approval, to run utility lines. pipes. conduits or ductwork, where necessary or desirable, through attic space, column space, partitions. beneath the floor slab, or in or through other pans of the Premises and to repair, alter, replace or remove the same. all in a manner which does unreasonably interfere~e~ with Tenant's use thereof.

     11. Tenant shall cause to be carried insurance against damage by fire and other casualty to the Improvements to be made by Tenant. Such insurance shall be in the amounts and with such extended coverage endorsements as are required pursuant to Article VIII of the Lease. Certificates for such insurance shall be delivered to Landlord before construction is started or contractor's equipment is moved on the site. If during the course of Tenant's work any damage shall occur to the Improvements, Tenant shall repair the same at Tenant's cost.

     l2.  [section struck out]

     13. Landlord shall have the right (but shall not be obligated) to perform by its own contractor or subcontractor, on behalf of and for the account of tenant, any work which is the responsibility of Tenant and which Landlord determines should be so performed. Generally, such work shall be work which affects any structural component of the building shell or the general utility systems serving the building in which the Premises are located.

     Landlord may. at its option, by written notice given at least five (5) days prior to the commencement of such work, enter upon the Premises the perform such work and Landlord's cost of planning and performing such work shall become due and payable by Tenant as additional rent upon demand. Similarly, Landlord may. if Tenant fails to properly perform or correct any of Tenant's work within five
(5) days after written notice from Landlord setting forth such failure or deficiency, enter upon the premises and perform such work and Landlord's cost of planning and performing such work shall he payable by Tenant as additional rent upon demand.

     14. Tenant's architects, engineers, and contractors will work in harmony with each other and those of Landlord so as to insure proper maintenance of good labor relationships. Tenant's work shall be coordinated under Landlord's direction with work being done by Landlord and other tenants in the Shopping Center, so that Tenant's work will not interfere with or delay the completion of any other construction work in the Shopping Center.

     15. Landlord's acceptance of Tenant's work as being complete in accordance with the approved working drawings and this exhibit shall be subject to Landlord's inspection and subsequent written approval. Tenant shall give Landlord prior written notification of the anticipated completion date of Tenant's work and shall schedule a "walk-through" prior to opening the Premises for business, The walkthrough shall be attended by Tenant, Tenant's contractor and a representative of Landlord. A 'punchlist" of items to be completed and/or corrected by Tenant shall be compiled. Tenant shall promptly correct and/or complete all items on such punchlist and failure to do so within thirty (30) days after the walk-through shall permit Landlord, without notice, to correct and/or complete such items pursuant to Section 7.02(b) of the Lease. IN NO EVENT SHALL TENANT OPEN PRIOR TO SUCH WALK-THROUGH.

     16. Notwithstanding any other provisions of this Exhibit o'D," title to all Improvements under construction or completed shall vest in Landlord, except trade fixtures and furniture installed by Tenant.

SECTION C: Tenant'S CONTRACTOR

     The following procedures shall govern those persons bidding upon and performing for Tenant any Improvements in or to the Premises. Such procedures shall apply whether or not such contractor(s) shall review subsection I below, as contemplated by this Section G.

     I. Bids and Contracts

     A. Each contractor shall review this Exhibit "D" and the plans, drawings, specifications and other descriptive material regarding Tenant's Work and direct any questions regarding these materials to Tenant's architect or Landlord's construction coordinator prior to submitting a bid or contract proposal.

     B. Each contractor shall state in his bid or contract proposal the number of days requested to complete the Improvements and all items of work that deviate from the approved plans, drawings or specifications and shall set forth clearly the alternates which he proposes.

     C. Each contractor shall include in his bid or contract proposal a provision that he will guarantee that the Improvements shall be free from any defects in workmanship and materials for a period of not less than one (I) year from the date of completion thereof. Such contractor shall be responsible for the replacement or repair, without additional charge, of all work done or furnished in accordance with his contract which shall become defective within one (1) year after substantial completion of the work. The correction of such work shall include, without additional charge, all additional expenses or damages in connection with such removal or replacement of all or any pan of the Improvements, the building shell and/or the common area improvements which may be damaged or disturbed thereby. Such guaranties as to materials or workmanship of or with respect to the Improvements shall be contained in the contract and shall be so written that such guaranties or warranties shall inure to the benefit of both Landlord and Tenant, as their respective interests may appear and can be directly enforced by either,

     2. Prior to Commencement of Improvements

     A. Tenant's contractor will visit the Premises and the Shopping Center to determine the location of existing "temporary" power and will arrange for temporary electrical service and other temporary utilities as necessary to the Premises meeting all O.S.H.A. codes. The cost of bringing such temporary services to the Premises, and the cost of such services shall be Tenant's responsibility. Such contractor shall review with Landlord's construction coordinator the location of electrical and other services and be aware of the distance and requirements to bring these services to the Premises.

     B. Tenant's contractor shall submit to Landlord's construction coordinator for approval a list of proposed subcontractors and a bar chart progress schedule listing suppliers, major items and any key sub-items,

     C. Tenant's contractor shall hold a pre-construction meeting with Landlord's construction coordinator to review and schedule the Improvements and to discuss any unusual aspects thereof or problems anticipated in connection therewith.

     D. Tenant's contractor shall select only subcontractors who diligently perform their work in a timely manner.

     E. Tenant's contractor shall obtain and pay for all necessary permits with respect to the Improvements.

     F. Tenant's contractor shall obtain from each subcontractor a written guaranty or warranty of the type set forth in I.C. above, covering the portion(s) of the Improvements for which such subcontractor is responsible.

     3. During Construction of Improvements

     A. Tenant's contractor shall do or cause to be done all demolition work such as jackhammer work, concrete saw cutting, wrecking and removal of trash in a manner that does not create noise, dust and interference with the operations of the Shopping Center. All jackhammer and similar work shall stop at 10:00 A.M. each morning, unless approval to continue past such hour is obtained in advance from Landlord's construction coordinator.

     B. Upon completion or the Improvements, Tenant's contractor shall remove all temporary structures, surplus materials, debris and rubbish of whatever kind remaining in the Premises or within the Shopping Center which had been brought in or created by the contractor and subcontractors performing the Improvements..

     C. If the Premises have service doors, Tenant's contractor shall arrange for all employees. tools, equipment and supervisory personnel to enter and exit the Premises through such service doors. Tenant's contractor shall be responsible to clean up any dust, dirt, or tracks which result from entry or exit through any other doors or entrances to the Premises. When size and shape of materials or equipment makes impossible the use of the service doors, permission for access through other entrances will be granted by the Security Department, but only prior to 10:00 A.M. Where the premises do not have service doors, Tenant's contractor shall cause materials and major items ro be delivered prior to 10:00 A.M. Tenant's contractor shall also maintain proper cleanup and dust removal during the course of the working day.

     D. Prior to the installation of floor fill which is applied over the concrete sub-floor, a method of adhesion to the sub-floor will be submitted for approval by Landlord's construction coordinator. Landlord's construction coordinator shall inspect the area to receive floor fill prior to filling and approve the method of adhesion.

     E. TENANT's contractor will be responsible for advising his subcontractor doing fire protection work of Landlord's regulations and method of reporting "shutdown" of Landlord's fire protection system to Landlord prior to the start of any work or this type. In addition, Tenant's contractor shall be aware of the monocoate fire protection on structural steel and shalt be held responsible for the protection and repair of same.

     F. TENANT's contractor shall notify Landlord's construction coordinator in writing of any long delivery or special condition items which appear to create time delays or excessive costs with respect to the Improvements.

     4.Miscellaneous

     A. Tenant's contractor shall provide on-the-job supervision when subcontractors or employees are working in the Premises. The super-visor for Tenant's contractor shall be responsible for -conformance to all Shopping Center regulations regarding tenant construction. A reasonable portion of the Improvements shall be performed by Tenant's contractor to allow him to maintain control of the work in progress.

     B. TENANT's contractor shall maintain and require all subcontractors to maintain worker's compensation insurance covering all or their respective employees and shall also carry public liability insurance, including property damage, with limits and on forms and in companies approved by Landlord, and the policies therefor shall insure Landlord and Tenant as well as the contractor. Certificates for all or the foregoing insurance shall be delivered to Landlord before construction is started or contractor's equipment is moved onto the site.

     SECTION H: TEMPORARY SERVICES

     1. During the construction of the improvements, Tenant shall provide and pay for connections and meters for temporary water, gas and electrical services brought to such point as Landlord shall determine. Tenant shall pay for alt water, gas. electrical current and fuels used during the construction of
Tenant's   Work [section struck out]  with  respect  to  all  other
temporary services required by Tenant during construction of the Improvements. All such charges shall be additional rent payable upon demand by Landlord.

     2. [section struck out]

                 TENANT SIGN CRITERIA FOR EXTERIOR TENANT SIGNS
                         AT CENTURY CITY SHOPPING CENTER

GENERAL REQUIREMENTS

     1.These specifications have been established to ensure an outstanding Shopping Center and for the mutual benefit of all tenants thereof. They will be strictly enforced and be a part of each tenant lease (the "Lease"). Landlord reserves the tight to bring any installed non-conforming or unapproved signs into conformance at the expense of the relevant tenant ("Tenant").

     2. Each Tenant and such Tenant's sign contractor shall review these specifications before preparing sign drawings for submittal.

     3. It is intended that Tenant signing at Century City Shopping Center be developed in an imaginative and varied manner. The development of signs with various styles and materials, consistent with these specifications, is encouraged. Although previous and current signing practices of the Tenant will be considered, they will not govern signs to be installed in Century City Shopping Center or be the basis for deviation from these specifications.

     4. Drawings for signs and/or graphics to be installed by Tenant shall be submitted to Landlord for approval. No sign of any type shall be placed anywhere on or about the Premises without the express prior written approval of Landlord as to design, color. format, layout, type face and location. Landlord reserves the right to disapprove any sign design which in its sole opinion is not compatible with these specifications and the esthetics of the Center. Exceptions to these specifications will be extremely rare and must be in a writing signed by the Landlord.

     5. Approval of preliminary plans or working drawings for any premises does not constitute approval of any sign work. Concurrently with or promptly after submission of preliminary plans for Tenant's premises (the "Premises"), Tenant shall submit to Landlord drawings and specifications, in quadruplicate. including samples of materials and colors, for all proposed sign work. The drawings shall clearly show the location of each sign on a storefront elevation, together with all graphics, color and construction and attachment details. Full information regarding electrical load requirements and brightness in foot-lambert also is to be included.

     Landlord shall return one (I) set of the sign drawings, as soon as possible, to Tenant. The drawing will either be marked "Approved." "Approved Based on Landlord's Modifications' or "Disapproved." Sign drawings that have been "Approved Based on Landlord's Modifications" are to be returned to Landlord bearing Tenant's approval, or are to be redesigned and resubmitted for Landlord's approval within seven (7) days after receipt by Tenant. Sign drawings that have been disapproved are to be redesigned and resubmitted to Landlord for approval also within seven (7) days after receipt by Tenant.

     6. Furnishing and installation of signs and all costs incurred shall be the responsibility of Tenant. Sign construction is to be completed in compliance with the instructions, limitations and criteria contained in this exhibit.

     7. The wording of signs shall be limited to the store name only. Corporate crests. shields or insignia are acceptable. Such items shall not exceed thirty six inches (36*) in width or height.

     8. In no case shall there be installed more than one (I) primary sign per tenant storefront. Tenants occupying comer spaces shall be allowed one sign per elevation with a maximum of two (2) signs, or one sign ~only on the diagonal comer of the leased storefront. All signs and identifying marks shall occur within the limits of the Premises between the floor line and the roofline. Signs shall not project beyond the lease line of the Premises bordering common areas more than two inches (2') if less than eight feet (8') above finished grade or more than six inches (6') if above eight feet (8'). Signs may be placed at a right angle to a storefront only inside the lease line of the Premises.

     9. No sign of any sort shall be permitted on the fascia edges of mails, covered walkways or conopies. or suspended from the ceiling of malls, covered walkways, or placed on canopy roofs, building roofs or monitor walls, or on building walls except as approved by Landlord.

     10. Painted or hand lettered signs will not be permitted except as expressly approved by Landlord in writing in advance. Decals, gold leaf and handpainted lettering will be permitted on display windows only with the prior written approval of Landlord.

     II.All illuminated signs shall have individual letters, reverse channel or plastic face letters only. Illuminated plastic face sign cans will not be permitted. All illuminated signs and their installation must comply with all applicable building and electrical codes. Letters may be back-illuminated with lamps contained wholly within the depth or the letter and with maximum brightness not in excess of 100 foo(pound). lamberts. Signs shall have no moving or flashing lights and no luminous letters on back panels. No flashing or animated signs will be permitted.

     12. Lettering running on a diagonal and exposed neon are not permitted.

     13. No sign of any type other than those described in paragraph 10 above may be attached to or temporarily placed within the display windows of any store except where constructed of self-supporting materials and made an integral part of the display in said window. Credit card decals and temporary cardboard signs will not be permitted on the exterior of display windows.

     14. The total area of all signs on any storefront shall not exceed. in square feet. the foot frontage of the storefront multiplied by 0.375. For this purpose:


                                   EXHIBIT "E"

                                   EXHIBIT D-2

                        (Toys International - Space #B1O)



     1. Storefront remodel to consist of new Spandil glass, floor tile, plastic laminate sign soffit and sign, new mullion finish, new flaqs and overall "spruce-up" of existing finish to remain in use.

     2. Installation 0+ additional general sales lighting.

     3- Rework and add additional merchandise area for "plush" merchandise to include valance cove lighting.

     4. New carpet throughout public access area.

     5. New wall and ceiling paint and finish. ~ll damaged, aged, or soiled fixtures shall be repaired to "like new"

     6. Existing toiletroom and second means 0+ egress shall be upgraded to meet latest codes.


11/14/89

     (a)The area of a sign is the area of a rectangle surrounding all of the letters of the sign. Where upper and lower case letters are used, the average height of the letters shall be used to determine the height of the rectangle.

     (b)Foot frontage of a storefront is the length of the facade measured along the lease line separating the Premises from the adjacent mall.

     In addition, the average height of letters shall not exceed eighteen inches ( l8~). Multiple or repetitive signs may be allowed provided the aggregate area of such signs conforms to the limitations set forth herein.

     IS. Service doors will be signed with a uniform type style and size to match signage on existing service doors.

     CONSTRUCTION AND INSTALLATION REQUIREMENTS.

     1.All permits for sign structures and installation shall be obtained by Tenant's sign contractor.

     2. No sign cabinets or exposed conduit will be permitted on the exterior face of a sign or building.

     3. No exposed raceways, ballast boxes or transformers will be permitted under any circumstances.

     4. All raceways, transformers, electrode boxes and other wiring shall be located in furred ceiling spaces or behind monitor walls or sign background.

     5. No exposed crossovers between letters or words will be permitted.

     6. All metal sign materials, fastenings and clips of all types shall be hot-dipped galvanized iron, stainless steel or brass; no black iron materials of any type will be permitted.

     7. Power sources and connections for all illuminated signs shall be the responsibility of Tenant.

     8. No labels will be permitted on the exposed surface of signs except those required by local ordinances, and all such labels shall be in inconspicuous locations.

                                      10.80

                   Lease Agreement for Store - Crystal Court.

                        SOUTH COAST PLAZA RETAIL CENTER


                                SOUTH COAST PLAZA
                                    Landlord

                                       and




                         TOYS INTERNATIONAL a California
                                     Tenant

                         SOUTH COAST PLAZA RETAIL CENTER

     In consideration of the rents and covenants hereinafter set forth, Landlord hereby leases to Tenant, and Tenant hereby hires from landlord the following described premises upon the following terms and conditions:

                       FUNDAMENTAL LEASE PROVISIONS May 10
             Dated (for identification purposes). ____________ 1993




Tenant:                 TOYS INTERNATIONAL, a California corporation
Landlord:               SOUTH COAST PLAZA, a partnership

Tenant's Trade name: TOYS INTERNATIONAL
Suite Number 1030
Use of Premises: Retail sale of quality toys and related items                  (Section 6.01)
Initial Monthly Minimum Rent: $11 ,121.85 ($25.75 per sqft. peryr)              (Section 3.01)
Rent Commencement Date: September 21, 1993 see Addendum                         (Section 2.02)
Lease Expiration Date: January 31 2004                                          (Section 2.01)
Outside Date for PDM:        See Addendum                                       (Section 17.03)
Outside Date for Start of Tenant's Work:             See Addendum               (Section 17.04)
Percentage Rent: 6% in excess of breakpoint of $2,224,370.00 per lease year     (Section 3.03)
Estimated Initial Common Area Charges: S 10.88 per sq. ft. per yr.t*            (Section 14.05)
Estimated Initial Real Property Taxes: $ 1.45 per sq. ft. per yr.~'             (Secs. 5.01, 14.05)
Estimated Initial Tenant Area HVAC Charges: $ 4.66 -- per sq. ft. per yr.**     (Section 12.04)
Estimated Initial Enclosed Mail HVAC Charges: ~~1.26 per sq. ft. per yr."       (Section 12.05)
Promotional Fund: $ 2.48 per sq. ft. per yr                                     (Section16.15)
Initial Promotional Fund Payment: ~.None                                        (Section 16.15)
Floor Area of Premises! 5,183 sq. ft.                                           (Section 16.04)
Security Deposit: None                                                          (Section 16.05)
Plan Review Fee: None                                                           (Section 17.03)
HVAC Hookup and Upgrade Fee: ~ None                                             (Section 17.04)
Broker(s): None                                                                 (Section 16.12)

Addresses for Notices:                                                          (Section 16.11)


To Landlord:
South Coast Plaza
Management Office
3333 Bristol Street
South Coast Plaza, California 92626
Attn: General Manager

With a copy to:
South Coast Plaza
3315 Fairview Road
Costa Mesa, California 92626
Attn: Controller

To Tenant:
Mr. Gayle Hoepner, President
Toys International
3631 Seaview Avenue
Corona del Mar, California 92625

With a copy to
Mr. Gayle Hoepner, President
CEO Toys International
South Coast Plaza
3333 Bristol Street
Costa Mesa, CA 92626

     * to be  adjusted  to reflect  actual  Floor  Area

     ** based upon estimated amounts for current calendar year, without representation as to actual amounts determined for current and future calendar years

     The Fundamental Lease Provisions are an integral part of this lease and each reference in this lease to any of the Fundamental Lease Provisions shall be construed to incorporate al] of the terms provided under each such Fundamental Lease Provision. In the event of any conflict between any Fundamental Lease Provision and the balance of this lease, the latter shall control. References to specific Sections are for convenience only and designate some of the sections when references to the particular Fundamental Lease Provisions appear. The listing in the Fundamental Lease Provisions of monetary charges payable by Tenant shall not be construed to bean exhaustive list of all amounts payable by Tenant pursuant to this lease.

                                       (I)



                                TABLE OF CONTENTS

ARTICLE I-PREMISES                        SEE ADDENDUM
   Section 1.01  Premises Defined                                    ...... .... ..... .............1
ARTICLE II-TERM
  Section 2.01  Length of Term..          SEE ADDENDUM                                              1
  Section 2.02  Commencement Date and Rent Commencement Date SEE ADDENDUM                           1
  Section 2.03  Lease Year .... ...                                                                 2
ARTICLE III-RENT                    See Addendum
  Section 3.01  Minimum Rent...     SEE ADDENDUM                                                    2
[Intentionally Deleted                                                                              2
  Section 3.03  Percentage Rent..  SEE ADDENDUM                                                     2
  Section 3.04  Rent Defined.......                                                                 3
ARTICLE IV-RECORDS, REPORTS AND ACCOUNTING
  Section 4.01  Records...             SEE ADDENDUM                                                 3
  Section 4.02  Statements of Gross Sales                                                           4
  Section 4.03  Audit....... .... ....  .....SEE ADDENDUM                                           4
ARTICLE V-TAXES                                             ...   ................. ...... .... ....
   Section 5.01  Real Property Taxes                                                                4
   Section 5.02  Definitions      SEE ADDENDUM                                                      4
   Section 5.03  Other Taxes .... ...                                                               5
ARTICLE VI-CONDUCT OF BUSINESS BY TENANT
  Section 6.01  Use of Premises .......         SEE ADDENDUM                                        5
  Section 6.02  Restrictions on Use .SEE ADDENDUM                                                   5
  Section 6.03  Other Locations... ...SEE ADDENDUM                                                  8
ARTICLE VII-MAINTENANCE, REPAIRS AND ALTERATIONS
  Section 7.01  Landlord's Obligations SEE ADDENDUM                                                 9
   Section 7.02  Tenant's Obligations...SEE ADDENDUM                                                9
   Section 7.03  Alterations and Additions ..SEE ADDENDUM                                           9
   Section 7.04  Cleanliness; Waste and Nuisance     SEE ADDENDUM                                   10
   Section 7.05  Health Matters... ..SEE ADDENDUM                                                   10
ARTICLE VIII-INSURANCE; INDEMNITY                                        ........ ..
   Section 8.01  Liability Insurance-Premises.... SEE ADDENDUM                                      10
   Section 8.02  Fire Insurance-Fixtures, Equipment and Tenant  Improvements SEE
ADDENDUM                                                                                            11
   Section 8.03  Fire Insurance-Premises                                                            11
   Section 8.04  Insurance Policies.                                                                12
   Section 8.05  Waiver of Subrogation...SEE ADDENDUM                                               12
   Section 8.06  Indemnity .SEE ADDENDUM                                                            12
   Section 8.07  Exemption of Landlord ...SEE ADDENDUM                                              12
   Section 8.08  Landlord's Security                                                                13
   Section 8.09  Tenant's Security..                                                                13

ARTICLE IX-REPAIRS AND RESTORATION
   Section 9.01  Insured or Minor Damage......  SEE ADDENDUM                                        13


   Section 9.02  Major Damage...               SEE ADDENDUM                                         13
   Section 9.03  Major Damage to Center..SEE ADDENDUM                                               13
   Section 9.04  Damage Near End of Term ...        SEE ADDENDUM                                    13
   Section 9.05  Abatement of Rent; Remedies for Non-Performance....                                14
   Section 9.06  Definitions  SEE ADDENDUM                                                          14

ARTICLE X-ASSIGNMENT AND SUBLETTING
  Section 10.01  Landlord's Rights        SEE ADDENDUM                                              14
  Section 10.02  No Release of Tenant..SEE ADDENDUM                                                 16

ARTICLE XI-EMINENT DOMAIN                                   ....... ...... .... ......... . ........
  Section 11.01  Entire or Substantial Taking  SEE ADDENDUM                                         17
  Section 11.02  Partial Taking...SEE ADDENDUM                                                      17
  Section 11.03  Taking of Center SEE ADDENDUM                                                      17

ARTICLE XIII-DEFAULTS AND REMEDIES
   Section 13.01  Defaults............... . . .SEE ADDENDUM                                         18
   Section 13.02  Remedies  SEE ADDENDUM                                                            19
   Section 13.03  Default By Landlord.... ... .SEE ADDENDUM                                         20
   Section 13.04  Expense of Litigation                                                             20
   Section 13.05  Holding Over...SEE ADDENDUM                                                       20
   Section 13.06  Landlord's Rights ...SEE ADDENDUM                                                 20
  Section 13.07  Lien For Rent                                                                      21
  Section 13.08  Trial Without Jury.                                                                21

ARTICLE XIV-COMMON AREAS
 Section 14.01  Definition..        SEE ADDENDUM                                                    21
  Section 14.02  Use.....            SEE ADDENDUM.........                                          21
  Section 14.03  Control by Landlord SEE ADDENDUM                                                   22
  Section 14.04  Common Area Costs....     SEE ADDENDUM                                             23
  Section 14.05  Proportionate Payment SEE ADDENDUM .................... . ..                       23

ARTICLE XV-SIGNS, LIGHTING AND ADVERTISING
   Section 15.01  Prohibited Activities ....   ... ,                                                24
   Section 15.02  Maintenance......     ...... ...                                                  24
   Section 15.03  Display Window Lighting..... .... . . ............... .. .... .                   24
   Section 15.04  Advertised Name and Address...   . ......... ............ ....... . .. .,. ..     24
   Section 15.05  Advertising Expenditures......SEE ADDENDUM ... .. .                               24
   Section 15.06  Acceptance of Center Credit Card and Gift Certificates.....                       25
   Section 15.07  Catalog Advertising ... ..SEE ADDENDUM . ......                                   25
   Section 15.08  Signs on Exterior Fascia   .  . ........... ................ ..  .............    25

ARTICLE XVI-MISCELLANEOUS  SEE ADDENDUM

   Section 16.01  Offset Statement                                                                  25


   Section 16.02  Landlord's Right of Access....SEE ADDENDUM                                        26
   Section 16.03  Transfer of Landlord's Interest                                                   26
   Section 16.04  Floor Area SEE ADDENDUM                                                           26
   Section 16.05  Deposit and Financial Statements SEE ADDENDUM                                     26
   Section 16.06  Late                      .SEE ADDENDUM                                           27
   Section 16.07  Separability....SEE ADDENDUM ..                                                   27
   Section 16.08  Time of Essence.. .                                                               27
   Section 16.09  Headings.                                                                         27
   Section 16.10  Incorporation of Prior Agreements; Amendments; Counterparts                       28
   Section 16.11  Notices...SEE ADDENDUM                                                            28
   Section 16.12  Brokers.....   . ....   ............ . . .                                        28
   Section 16.13  Waivers....                                                                       28
   Section 16.14  Recording.  .SEE ADDENDUM                                                         28
   Section 16.15  Advertising and Promotional Fund SEE ADDENDUM ..... .........                     28
   Section 16.16  Liens ........  . . ............ ..............  . . .                            29
   Section 16.17  Subordination..................... ........  ...  .   .                           30
   Section I 6.18  Tenant's Authority .............. ........ . . ............................ . ...30 . .
   Section 16.19  Safety and Health ..... ........... .. . .............. .  ...................... 30
   Section 16.20  Indemnities.........  .  . ................ .   .                                 30
   Section 16.21  Non-disclosure of Lease Terms ..SEE ADDENDUM .............-....                   30
   Section 16.22  Gender, Tenants...... .                                                           30
   Section 16.23  Force Majeure.... ............ .. .. ............ . .. .........                  31
   Section 16.24  Yield Up Premises                                                                 31
   Section 16.25  Relocation of Tenant...SEE ADDENDUM . .  .........                                31
   Section 16.26  No Option...................... . .......... . . ............. . . ............   31
   Section 16.27  Landlord Liability ....... . ... ...................... .............. . .........31
   Section 16.28  Termination.........  SEE ADDENDUM                                                32
   Section 16.29  Tax Benefits                                                                      32
   Section 16.30  Accord and Satisfaction                                                           32
   Section 16.31  Financing..                                                                       32
Intentionally Deleted                                                                               33

EXHIBIT "A-I" -Site Plan of Center
EXHIBIT "A-2" -Lease Plan of Premises
EXHIBIT "B-1" -Plot Plan  Showing  Center
EXHIBIT  "B-2" -Map Showing  Prohibited  Area
EXHIBIT "B-3" -Statement of Compliance
EXHIBIT "C" -General Description of Landlord's Work and of Tenant's Work EXHIBIT "D" -Tenant Cold Air Annual Charge Schedule
EXHIBIT  "E"  -Detailed  Design Criteria and  Standards  for  Landlord's  Work
          and for Tenant's Work
EXHIBIT "F" -Accelerated  Building Plan Review Agreement
EXHIBIT "G" -Rules and Regulations for South  Coast Plaza
EXHIBIT "H"  -Location  of  Asbestos  Bearing  Materials
EXHIBIT "I" -Form of Guaranty of Tenant's Obligations Pursuant to Lease EXHIBIT "J" -Illustrative Loan Amortization Schedule

                                    ARTICLE I
                                    PREMISES


     PREMISES Section 1.01 SEE ADDENDUM
     DEFINED

     landlord hereby leases to Tenant and Tenant hereby hires from Landlord those certain premises (the "Premises") located in the South Coast Plaza Retail Center in the City of Costa Mesa, County of Orange, State of California (the "Center"), which Center, Premises and the enclosed mall on which the Premises open (the "Enclosed Mall") are more particularly depicted on Exhibits "A" and "B" attached hereto, for the term, at the rental, and upon all of the conditions and agreements sct forth herein; reserving to Landlord, however, (a) the use of the exterior walls, roof, return air plenum and the area under the Premises floor and (b) the rights to make structural (building) modifications and to install, maintain, use, repair and replace pipes, ducts, conduits, and wires serving other portions of the Center through the Premises in locations which will not materially interfere with Tenant's use thereof.



                                   ARTICLE II
                                      TERM

LENGTH OF   Section 2.01 SEE ADDENDUM
TERM

     The term of this lease shall be from the Commencement Date determined pursuant to Section

     2.02  to  and  until  the  expiration  date  specified  in  the  applicable
Fundamental Lease Provision, unless earlier ! terminated pursuant to any provision of this lease.

COMMENCE-      Section 2.02 SEE ADDENDUM
MENT DATE                      (a)
AND RENT
COMMENCE-
MENT DATE

     (b) Within thirty (30) days following the Rent Commencement Date, Landlord and Tenant shall execute and acknowledge a supplemental agreement setting forth the Commencement Date and Rent Commencement Date of this lease. Notwithstanding the foregoing, failure of Tenant to execute and deliver such supplemental agreement shall not affect Landlord's determination of the Commencement Date and Rent Commencement Date in accordance with the provisions of this lease. When the Floor Area of the Premises is finally determined pursuant to Section 16.04, Landlord shall notify Tenant in writing as to the final Floor Area of the Premises.

     (c) If Tenant shall fail to complete and open the Premises for business within sixty (60) days after the occurrence of the Rent Commencement Date, Landlord shall have the option to terminate this lease. Such option may be exercised by written notice from Landlord to Tenant given at any time after the expiration of such sixty (60) day period and prior to the completion of Tenant's work in the Premises and the opening of the Premises for business. If Landlord shall be entitled to give the notice and shall give the notice provided for in this subsection, this lease shall terminate on the tenth ( l0th) day after the date of such notice unless Tenant shall complete its work in the Premises and open the same for business within such ten (10) day period. If this lease shall be terminated pursuant to this subsection, Tenant shall, within fifteen (15) days after the date of termination , remove from the Premises all merchandise, furniture, furnishings, equipment and movable trade fixtures and shall surrender the Premises to Landlord in the condition required by Sections 7.02(c), 7.03 and
7.04. Tenant shall, at Tenant's cost, repair any damage to the Premises caused by such removal. Any items which Tenant is permitted to remove but fails to remove prior to the surrender of the Premises to Landlord shall be deemed further obligations to the OTHER, except for those obligations set forth in this subsection and in Sections 16.05, 16.06, 16.16, 16.20 and 16.24. In addition, upon any termination of this lease pursuant to this subsection, the provisions of Section 16.28 shall apply.

LEASE YEAR   Section 2.03

     A lease year is a period of twelve ( 12) full calendar months commencing on the first day OF February and ending on the last day of January except that if the Commencement Date occurs on a date OTHER than February 1 there shall be a partial lease year for the period from the Commencement Date to the next following January 31, both dates inclusive, and the last lease year, if this lease is terminated on a date OTHER than January 31, shall be a partial lease year for the period beginning on February 1 following the last preceding lease year and ending on the termination date.


                                   ARTICLE III
                                      RENT


MINIMUM            Section 3.01  SEE ADDENDUM
RENT

     Tenant shall pay to Landlord for each full calendar month following the Rent Commencement Date the monthly Minimum Rent specified in the applicable Fundamental Lease Provision. Minimum Rent shall be payable in advance upon the first day of each calendar month without any deduction or offset. The Minimum Rent for any fractional part of a calendar month at the beginning or end of the lease term shall be a proportionate part of the Minimum Rent for a full calendar month. Such proration and all other prorations pursuant to this lease shall be made on the basis a 365 day year. *the actual number of days in such **365

COST OF
LIVING
INCREASE                   Intentionally omitted

PERCENTAGE     Section 3.03   SEE ADDENDUM
RENT

     (a) In addition to the Minimum Rent, Tenant shall pay to Landlord for each lease year or partial . lease year during the Lease term, as Percentage Rent, The percentage specified in the applicable Fundamental Lease Provision of Tenant's gross sales (as hereinafter defined) for such lease year or partial lease year in excess of the breakpoint specified in the applicable Fundamental Lease Provision. Upon any adjustment

     Promptly upon Tenant's submission pursuant to Section 4.02(b) OF Tenant's annual certified statement of gross sales, the parties shall make any adjustment necessary to place the Percentage Rent on a lease year basis. Any additional amount due from Tenant shall be paid by Tenant to Landlord with Tenant's annual statement of gross sales pursuant to Section 4.02(b) or within ten ( 10) days after the date of Tenant's receipt of Landlord's invoice therefor if no such annual statement is furnished. Any refund due to Tenant shall be credited against the next Percentage Rent Payable by Tenant pursuant to or, if at the end of the term , refund to Tenant.

     (c)(i) The term "gross sales" as used herein means the entire amount charged, whether wholly or partly for cash, on credit or otherwise, for all merchandise sold, and all charges made for services performed or for the extension of credit in, at or from the Premises, or through the substantial use of the Premises, by Tenant or anyone acting on Tenant's behalf or under a sublease, license or concession from Tenant, including, without limiting the generality of the foregoing, the amount allowed upon any "trade-in," the retail price OF any merchandise delivered on redemption of trading stamps, all deposits not refunded to purchasers, all catalog sales at or from the Premises, all direct mail sales made from any location but based upon a list OF Tenant's customers at the Premises, the gross proceeds from the sale of stamps or theater or sporting event tickets, all receipts from electronic or other video games and from advertising conducted at the Premises by Tenant for others and all orders taken in or from the Premises or which Tenant would in the normal course OF its operations credit or attribute to its business in the Premises, even though such orders may be filled elsewhere, without deduction in any case for uncollected or uncollectible credit accounts. There shall also be included in "gross sales" the gross receipts from all mechanical, electronic and other vending devices placed in the Premises by Tenant or under authority from Tenant, OTHER than such devices which are installed in portions of the Premises not open to the public for the convenience of Tenant's employees, mail or phone order sales solicited from or returned to the Premises and mail order or telephone order sales from the Premises in response to advertisements using the Premises address or telephone number and all sales made by TeleVideo or other electric or electronic media of any type where such media direct the sale or order to the Premises. Gross receipts from sales made and orders taken in the Premises shall be included in "gross sales" even though the account may be transferred elsewhere for collection and though the delivery of merchandise sold or the performance of services ordered may be made elsewhere than at the Premises. Every transaction on a deferred payment basis shall be treated as a sale for the full price at the time such transaction is entered into, irrespective of the time for payment or the time when title passes.

     (ii) The term "gross sales" as used herein shall not include (or, if included, there shall be deducted to the extent of such inclusion) the amount of any cash or credit refund in fact made upon sales from the Premises, where the merchandise sold or some part thereof is returned by the purchaser and accepted by Tenant, nor exchanges and transfers of merchandise between stores of Tenant, where made solely for the convenient operation of Tenant's business and not having the effect of consummating a sale made or which would have been made at the Premises, nor returns to shippers or manufacturers, nor sales of fixtures or equipment after their substantial use in the conduct of Tenant's business in the Premises, nor the amount OF any sales, luxury or excise taxes on sales from the Premises, where such taxes are both added to the selling price (or absorbed therein) and paid to the taxing authorities by Tenant (but not by any vendor of Tenant).

     (iii) If Tenant's gross sales are required to be reported on any federal, state or municipal sales tax return or any other similar form of return, and gross sales as so reported on any of said returns shall exceed the gross sales as reported by Tenant, as herein provided, then gross sales shall be taken at the highest figure so reported. If any governmental authority shall increase the gross sales reported by Tenant on any such tax return, after audit, for any lease year or partial lease year for which such sales have been reported, then Tenant shall notify Landlord promptly of such increase and pay any additional Percentage Rent due at that time. For purposes of this subparagraph, gross sales shall mean, if Tenant reports sales from more than one location on any such return, only that portion of the gross sales reported as relate to the Premises.

     Moreover, for all purposes pursuant to this paragraph, gross sales shall be adjusted to the lease definition OF gross sales.

RENT           Section 3.04
DEFINED

     As used in this lease, the term "rent" shall mean Minimum Rent, Percentage Rent and additional rent, and the term "additional rent" shall mean all amounts payable by Tenant to Landlord pursuant to this lease other than Minimum Rent and Percentage Rent. All Minimum Rent, Parentage Rent and additional rent shall be paid in lawful money of the United States which shall be legal tender at the time of payment. Where no other time is stated herein for payment, payment of any amount due from Tenant to Landlord hereunder shall be made within ten ( 10) days after Tenant's receipt of Landlord's invoice or statement therefor.

                                   ARTICLE IV
                        RECORDS, REPORTS AND ACCOUNTING


     in a cash register or registers containing locked-in cumulative tapes with cumulation capacity satisfactory to Landlord and the capacity to identify individual sales by method of payment (cash, check or credit card). Tenant shall keep all pertinent original sales books and records, which records shall include
(a) daily dated register tapes; (b) serially numbered sales slips; (c) mail and catalog orders; (d) telephone orders; (e) settlement report sheets of transactions with sublessees, concessionaires and licences; (|^| records showing That merchandise returned by customers was purchased by such customers at or from the Premises; (g) receipts or OTHER records of merchandise leased, licensed or taken out on approval; (h) duplicate bank deposit slips and bank statements;
(i) such other records as would normally be required to be kept and examined by an independent accountant in accordance with accepted auditing practices in performing an audit of Tenant's gross sales; and (j) all income, sales and occupation tax returns. ln addition to Landlord's audit rights pursuant to
Section 4.03, Landlord may periodically conduct on-Premises observations to confirm compliance by Tenant with this Section.


STATEMENTS        Section 4.02
OF GROSS

     (a) Tenant shall submit to Landlord, on or before fifteenth (15th) day of each month, a SALES written statement showing in reasonable detail the gross sales in, at or from the Premises for the preceding calendar month.

     (b) Tenant shall submit to Landlord, on or before following the end of each lease year or partial lease year, a written statement certified by the chief financial officer OF Tenant showing in reasonable detail the gross sales in, at or from the Premises for such preceding lease year or partial lease year.

     (c) All statements pursuant to this Section shall be in such form and shall contain such information as Landlord reasonably determines. Each certification shall be satisfactoryto Landlord in scope and substance and shall be without qualification except as expressly permitted by Landlord.

AUDIT             Section 4.03  SEE ADDENDUM

     (a)The acceptance by Landlord of payments of Percentage Rent shall be without prejudice to Landlord's right to an examination of Tenant's books and records of its gross sales and inventories OF merchandise in the Premises in order to verify the amount of Tenant's gross sales.

     (b) At any reasonable time, and upon five (5) days prior written notice to Tenant, Landlord may cause a special audit to be made of Tenant's and records relating to the Premises for the period covered by any annual statement of gross sales. Except as provided in (c) below, the cost of such audit shall be paid by Landlord. Any such special audit performed by a certified public accountant selected by Landlord shall be binding upon the parties.

     (c) lf it shall be determined as a result of such audit that there has been a deficiency in the payment of Percentage Rent, then such deficiency shall become immediately due and payable with interest at the rate per annum determiner pursuant to Section 16.06 from the date when such payment should have been made. If the aforementioned deficiency is in excess of two percent (2%) OF the Percentage Rent theretofore ~ computed and paid by Tenant for the period covered by the audit, Tenant shall also pay to Landlord the cost OF the audit. If Tenant is permitted by Landlord to maintain its books and records with respect to the Premises outside of Orange County, California, then the phrase "cost of the audit" shall include the reasonable travel, meal and lodging expenses of Landlord's auditor(s). *books

                                    ARTICLE V
                                      TAXES

REAL section 5.01
PROPERTY
TAXES

     Tenant shall pay, at the time and in the manner specified in Article XIV, Tenant's proportionate TO share of all real property taxes applicable to the Center, including the common areas thereof. Tenant's proportionate share of such real property taxes shall be determined pursuant to Sections 14.04 and 14.05. For the purposes of this Article and Article XIV, real property taxes shall be considered to be common area costs.

DEFINITIONS       Section 5.02   SEE ADDENDUM

     (a)  The  term  "real  property  taxes"  shall  include:

     (i) All taxes, assessments and governmental charges and surcharges levied upon or with respect tax levied by the state, any political subdivision thereof, or the federal government with respect to the receipt of such rent; (B) upon or with respect to the possession, leasing, operation, management, maintenance, alteration, repair, use or occupancy of the Premises or any portion thereof, including any sales, use or service tax imposed as a result thereof; (C) upon or measured by Tenant's gross receipts or payroll or the value of Tenant's equipment, furniture, fixtures, and other personal property of Tenant or leasehold improvements, alterations or additions located in the Premises; or (D) upon this transaction or any document to which Tenant is a party creating or transferring an interest or an estate in the Premises; and

     (v) All expenses reasonably incurred by Landlord in seeking induction by the taxing authorities OF the taxes described in clauses (i) through (iv) above. Provided, however, that the term "real property taxes" shall not include any franchise, estate, inheritance, succession, capital levy, net income or excess profits taxes imposed upon Landlord except that in the event that real property taxes are withdrawn in whole or in part and any substitute tax is made therefor, such tax shall in any event for the purpose of this lease be considered a tax included in "real property taxes" pursuant to this Section 5.02 regardless of bow denominated or the source from which it is collected.

     (b) For the purposes of this Section, real property taxes which are levied on a fiscal year basis shall be deemed to apply one-twelfth ( 1 / 12th) to each calendar month in such fiscal year.

OTHER TAXES   Section 5.03

     Tenant shall be responsible for and shall pay before delinquency all municipal, county, state or federal taxes, levies, assessments and fees of every kind and nature, including but not limited to general or special assessments, assessed during the term of this lease against any leasehold interest, leasehold improvements or personal property of any kind owned by or placed in, upon or about the Premises by Tenant or upon Tenant's business operation in the Premises. When possible, Tenant shall cause such personal property and OTHER items to be assessed and billed separately from the Premises and the Center.

                                   ARTICLE VI
                          CONDUCT OF BUSINESS BY TENANT

USE OF         Section 6.01 SEE ADDENDUM
PREMISES

     (a) Tenant shall use the Premises solely for the use specified in the applicable Fundamental Lease Provision. Tenant shall use the Premises solely under the trade name specified in the applicable Fundamental Lease Provision and for no other purpose and under no other trade name whatsoever without the prior written consent of Landlord. Tenant shall devote the entire Premises to such use, except for areas reasonably required for office or storage space uses limited to the business conducted by Tenant in the Premises. Tenant shall continuously and uninterruptedly during the term hereof conduct its business activity in the Premises during all business hours usual for Tenant's type of business, but in any event during those minimum hours from time to time established by Landlord for the Center, which- may, at the option OF Landlord, include Sundays, unless Tenant is prevented from doing so by strike, fire or other cause beyond Tenant's reasonable control. Failure of any other tenant of the Center, with or without the consent OF Landlord, to observe the minimum hours of operation established by Landlord for the Center shall not relieve Tenant of its obligation to observe such minimum hours or prevent Landlord from requiring Tenant to observe such minimum hours. Tenant shall at all times carry stock of merchandise offend for sale and shall-maintain an adequate staff for the service of its customers. Tenant shall employ its best judgment, charts and abilities to operate the business conducted by it in the Premises in such manner as to produce the maximum profitable volume of sales reasonably obtainable and to enhance the reputation and attractiveness of the Center. Nothing herein, however, shall be deemed to give Landlord any right of consent or approval with respect to the prices charged by Tenant.

     (b) For the purpose of computing Percentage Rent, Tenant's gross sales for any period during

RESTRICTIONS Section 6.02 SEE ADDENDUM
ON USE

     (a) Tenant shall comply promptly with all applicable statutes, ordinances, rules, regulations, orders and requirements regulating the use by Tenant of the Premises and all requirements of all insurance carriers or underwriters providing coverage on the Center, the Premises or the contents thereof. Tenant shall, at Tenant's expense, procure any and all governmental licenses and permits required for Tenant's permitted use of the Premises and shall at all times comply with all requirements of each such license or permit. Tenant shall not use or permit the use of the Premises in any manner That will tend to create a nuisance, create an ultra-hazardous use, tend to disturb other tenants or occupants of the Center, tend to injure the reputation OF the Center or which will invalidate any insurance maintained on the Premises or the Center. No auction, fire sale, bankruptcy sale, sidewalk sale, end of lease sale, or going out of business sale may be conducted in the Premises, nor shall Tenant use any form of advertising for any such sale, without the prior written consent OF landlord, which may be withheld in Landlord's sole discretion. Any such sale shall comply with any reasonable conditions established by landlord, which conditions shall not include pricing. Tenant shall use its best efforts to complete or cause to be completed all deliveries, loading, unloading, rubbish removal, and other services to the Premises prior to 10:00 a.m. of each day and shall not permit loading, unloading or parking of delivery vehicles in areas of the Center other than those designated by Landlord for such purpose. Landlord reserves the right to further regulate the activities of Tenant in regard to deliveries and servicing of the Premises, and Tenant agrees to abide by such further nondiscriminatory regulations of Landlord.

     (b) Tenant shall comply at all times with the Rules and Regulations attached to this lease as Exhibit "G" and such amendments and modifications thereof and additions thereto as Landlord may from time to time reasonably for the safety, care and cleanliness of the Center or the preservation of good order therein. Landlord shall not be liable to Tenant for the failure of any tenant or other person to comply with such Rules and Regulations.

     (c) Without limiting the generality of the foregoing provisions of t|^|'s Section, Tenant covenants and agrees that Tenant, its employees, agents, contractors and other third parties shall not bring into, maintain upon, generate, use, store, dispose of or release or discharge in or about the Center any hazardous or toxic substances or hazardous waste (collectively, "hazardous materials"). The foregoing covenant shall not extend to substances typically found or used in general retail applications so long as (i) such substances and any equipment which generates such substances are maintained only in such quantities as are reasonably necessary for Tenant's operation in the Premises,
(ii) such substances are used strictly in accordance with the manufacturers' instructions therefore, (iii) such substances are not disposed of in or about the Center in a manner which would constitute a release or discharge thereof and
(iv) all such substances and any equipment which generates such substances arc removed from the Center by Tenant upon the expiration or earlier termination of this lease. Any use, storage, generation, disposal, release or discharge by Tenant of hazardous materials in or about the Center as is permitted pursuant to this paragraph shall be carried out in compliance with all applicable federal, state and local laws, ordinances, rules and regulations. Moreover, no hazardous waste resulting from any operations by Tenant shall be stored or maintained by Tenant in or about the Center for more than ninety (90) days prior to removal by Tenant. Tenant shall, annually within thirty (30) days after Tenant's receipt of Landlord's written request therefore, provide to Landlord a written list identifying any hazardous materials then maintained by Tenant in the Center, the use of each such hazardous material and the approximate quantity of each such hazardous material so maintained by Tenant, together with written certification by Tenant stating, in substance, that neither Tenant nor any person for whom Tenant is responsible has released or discharged any hazardous materials in or about the Center.

     In the event that Tenant proposes to conduct any use or to operate any equipment which will or may utilize or generate a hazardous material other than as specified in the first paragraph of this subsection, Tenant shall first in writing submit such use or equipment to Landlord for approval. No approval by Landlord shall relieve Tenant of any obligation of Tenant pursuant to this subsection, including the removal, clean-up and indemnification obligations imposed upon Tenant by this subsection. Tenant shall, within five (5) days after receipt thereof, furnish to Landlord copies of all notices or other communications received by Tenant with respect to any actual or alleged release or discharge of any hazardous material in or about the Premises or the Center and shall, whether or not Tenant receives any such notice or communication, notify Landlord in writing of any discharge or release of hazardous material by Tenant or anyone for whom Tenant is responsible in or about the Premises or the Center. In the event that Tenant is required to maintain any hazardous materials license or permit in connection with any use conducted by Tenant or any equipment operated by Tenant in the Premises, copies of each such license or permit, each renewal or revocation thereof and any communication relating to suspension, renewal or revocation thereof shall be furnished to Landlord within five (5) days after receipt thereof by Tenant. Compliance by Tenant with the two immediately preceding sentences shall not relieve Tenant of any other obligation of Tenant pursuant to this subsection.


     Upon any violation of the foregoing covenants, Tenant shall be obligated, at Tenant's sole cost, to clean-up and remove from the Center all hazardous materials introduced into the Center by Tenant or any person or entity for whom Tenant is responsible. Such clean-up and removal shall include all testing and investigation required by any governmental authorities having jurisdiction and preparation and implementation hazardous materials in or about the Center, (C) the discharge or release in or about the Center by Tenant or anyone for whom Tenant is responsible of any hazardous materials, (D) any injury to or death of persons or damage to or destruction of property resulting from the use, introduction, maintenance, storage, generation, disposal, disposition, release or discharge by Tenant or anyone for whom Tenant is responsible of hazardous materials in or about the Center, and (E) any failure of Tenant or anyone for whom Tenant is responsible to observe the foregoing covenants of this subsection.

     Upon any violation of the foregoing covenants, Landlord shall be entitled to exercise all remedies available to a landlord against a defaulting tenant, including but not limited to those set forth in Article XIII. Without limiting the generality of the foregoing, Tenant expressly agrees that upon any such violation Landlord may, at its option, (I) immediately terminate this lease or
(II) continue this lease in effect until compliance by Tenant with its clean-up and removal covenant notwithstanding any earlier expiration date of the term OF this lease. No action by Landlord hereunder shall impair the obligations of Tenant pursuant to this subsection.

     As used in this subsection, "hazardous materials" shall petroleum substances and all hazardous materials, hazardous wastes and hazardous or toxic substances as defined in the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (42 U.S.C. (0)(0)9601 et seq.), the Resource Conservation and Recovery Act, as amended (42 U.S.C. (0)(0)6901 et seq.), the Toxic Substances Control Act, as amended ( 15 U.S.C. (0)(0)2601 et seq.) and California Health and Safety Code Section 25316, including such hazardous or toxic substances or waste as are identified, defined or listed elsewhere where such identifications, definitions or lists arc incorporated into such acts or section by reference, as well as all products containing such hazardous substances.

     (d) PURSUANT TO CALIFORNIA HEALTH AND SAFETY CODE SECTION 25915.5, LANDLORD HEREBY NOTIFIES TENANT THAT LANDLORD HAS HAD AN ASBESTOS SURVEY PERFORMED WITH RESPECT TO THE CENTER AND THAT ASBESTOS-BEARING MATERIALS ARE LOCATED IN PHASE I OF THE CENTER. DETAILED INFORMATION AS TO SUCH SURVEY,THE LOCATIONS OF SUCH MATERIALS, ABATEMENT EFFORTS BEING CONDUCTED BY LAND- LORD AND PROCEDURES TAKEN TO AVOID RELEASE OF SUCH MATERIALS IS SET FORTH IN EXHIBIT "C," AND TENANT IS DIRECTED TO SUCH EXHIBIT FOR SUCH INFORMATION, FOR CERTAIN INFORMATION AS TO POTENTIAL HEALTH RISKS RESULTING FROM EXPOSURE TO SUCH MATERIALS AND FOR CERTAIN NOTICE REQUIREMENTS APPLICABLE TO TENANT WITH RESPECT TO ITS EMPLOYEES AND CONTRACTORS.

     (e) Tenant acknowledges that incorporation of any material containing asbestos into the Premises, or any portion of Tenant's World, is absolutely prohibited. Tenant agrees, represents and warrants that it shall not incorporate or permit or suffer to be incorporated, knowingly or unknowingly, any material containing asbestos into the Premises or Tenant's Work.

*mean

OTHER        Section 6.SEE ADDENDUM
LOCATIONS

     (a) Neither Tenant nor any parent, affiliate or subsidiary of Tenant, directly or indirectly, shall operate, manage or have any interest in any other competing store, including a concession in another story, within the prohibited area. The prohibited area shall be:

     (i) That area located within an eight (8) mile radius outward from the outside boundary OF the Center; and

     (ii) That area located within a corridor extending ten ( 10) miles along the San Diego Freeway in either direction from the center point of the intersection of Bristol Street and the San Diego Freeway and extending three (3) miles from the center line of the San Diego Freeway on either side.

     Provided however, that the foregoing restriction shall not be applicable to and the prohibited areas shall not include the area west of Beach Boulevard (and any extensions thereof) or north of Westminster Avenue (or any extensions thereon. Tenant and Landlord acknowledge that the foregoing restriction is reasonable in light of Tenant's ability to draw clientele as a result of its reputation for providing quality goods and services, and Tenant and Landlord further acknowledge that the prohibited area reasonably approximates the geographic area of Tenant's anticipated clientele. Attached hereto as Exhibits "B-I" and "B-2" arc illustrations depicting, respectively, the outside boundaries  of  the  Center  and  the  prohibited  area.

     (b) Without limiting Landlord's remedies, if Tenant should violate the covenant contained in this Section, Landlord may, at its option, include the gross sales of such competing store in the gross sales transacted in the Premises for the purpose of computing Percentage Rent due hereunder, as though said sales had actually been made from the Premises. If Landlord so elects, all the provisions of Article IV hereof shall be applicable to all records pertaining to such competing story or business. However, any such competing store or business existing as of the date of this lease may continue to be operated, managed, conducted and owned in the same manner as on the date of this lease.

     (c) For the purpose of this Section:

     (i) A "parent" OF Tenant shall be any person or entity who or which holds, directly or indirectly, a majority of the outstanding voting rights in or profits and loss interests in Tenant; a "subsidiary" OF Tenant shall be any entity as to which Tenant bolds, directly or indirectly, a majority of the outstanding voting rights in or profit and loss interests of such entity; and an "affiliate" shall be any officer, director or general partner of Tenant, any franchisee or licensee of Tenant or any parent or subsidiary of Tenant or any other affiliate of Tenant, any subsidiary of any parent of Tenant, and if Tenant is a natural person, any spouse, sibling or first generation lineal descendant of Tenant.

     (ii) All distances shall be measured on a straight line rather than a driving distance basis. In the event that any portion of a retail center is located within a prohibited area described herein the entire retail center shall be deemed to be located within such prohibited area.

     (iii) A "competing store" shall be any store operation, retail or wholesale, conducted under the same trade name then in use at the Premises or conducted under a different trade name but offering for sale merchandise or services which are substantially similar to or the same as the merchandise or services offered for sale at the Premises.

     (iv) Nothing contained in this Section 6.03 or elsewhere in this lease shall be deemed or construed to prevent or restrict Landlord in leasing space in the Center or in any other center owned by landlord or any affiliate of Landlord to other tenants, including one or more tenants who may, in whole or in part, compete with Tenant at the Center. In addition, nothing in this lease shall be deemed or construed to constitute a warranty or commitment by Landlord as to (and Landlord does not warrant or commit that there will occur) any particular level of pedestrian traffic at the Center, any particular level of tenant occupancy or any particular tenant mix at the Center.

     (d) Tenant acknowledges that Tenant's continuing compliance with the obligations of this Section 6.03 constitutes a material economic consideration for Landlord's agreement to enter into this lease. As a further consideration to Landlord, Tenant agrees to confirm its continued compliance with this Section
6.03 on an annual basis by executing and delivering to Landlord a Statement of Compliance in substantially the form of Exhibit "B-3" to this lease, within ten
(10) days after Tenant's receipt of Landlord's written request therefor.

     (e) By its execution of this lease, Tenant represents and warrants that the execution and delivery by Tenant hereof upon the terms described herein will not violate the terms and provisions of any agreement to which Tenant is a party or by which Tenant or any of its properties are bound, including without limitation the provisions of any radius restriction or other prohibition or limitation on locations of Tenant's stores.


                                   ARTICLE VII
                      MAINTENANCE, REPAIRS AND ALTERATIONS


LANDLORD'S        Section 7.01 SEE ADDENDUM
OBLIGATIONS

     Subject to the provisions of Articles IX and XI hereof, Landlord shall during the term of this lease keep in first-class order, condition and repair the foundations, the interior and exterior surfaces o exterior walls of the Center (excluding the interior surfaces of exterior walls of premises, including the Premises, leased to tenants), all windows, door, plate glass and showcases of the Center (excluding windows doors, plate glass and showcases located in o: comprising a part of premises, including the Premises, leased to tenants), downspouts, gutter and roofs of the buildings constituting the Center, except for any damage thereto caused by any negligent act or omission of Tenant or its agents, employees, and except for reasonable wear and tear, provided however, that Landlord shall have no obligation to repair until a reasonable time after receipt by Landlord of written notice of the need for repairs, which notice Tenant shall give Landlord promptly when Tenant determines any such repairs are required. Tenant waives the provisions to any law permitting Tenant to make repairs at Landlord's expense.

     Landlord's costs and expenses for the foregoing maintenance and repair, excluding partial or complete restoration necessitated by casualty, but including Landlord's cost of the insurance provided pursuant to Section 8.03 hereof and any deductible or reserve to be paid by Landlord in the event of a casualty, shall be included in common area expenses reimbursed by Tenant to Landlord pursuant to Article XIV of this lease.


TENANT'S           Section 7.02 SEE ADDENDUM
OBLIGATIONS

     (a) Subject to the provisions of Articles IX and XI hereof and Section 7.01, Tenant shall during the term of this lease keep in first-class order, condition and repair the Premises and every part thereof, including, without limiting the generality of the foregoing, all plumbing, hating, air conditioning, ventilating, electrical and lighting facilities and equipment within the Premises, fixtures, interior walls and interior surfaces OF exterior walls, ceilings, floors and floor coverings, windows, doom, plate glass, showcases, skylights, entrances and vestibules located within the Premises. Tenant shall paint all painted surfaces and treat all architectural finishes as often as may be required to maintain such surfaces and finishes in a first class condition.

     (b) If Tenant fails to perform its obligations under this Section 7.02, Landlord may at its option, after five (5) days written notice to Tenant, enter upon the Premises and put the same in good order, condition and repair and the cost thereof shall become due and payable as additional rent by Tenant to Landlord upon demand.

     (c) On the last day of the term hereof, or on any sooner termination, Tenant shall surrender the Premises to Landlord in good condition, reasonable wear and tear, damage by fire, the elements or any OTHER cause beyond the control of Tenant and for which this lease is terminated pursuant to Article IX excepted.


ALTERATIONS     Section 7.03 SEE ADDENDUM
 AND
ADDITIONS

     (a) Tenant shall not, without the prior written consent of Landlord, make any alterations improvements, remodeling or additions to either the interior or exterior of the Premises or to fixtures installed therein in accordance with approved fixture plans, or mark, paint, drill or in any way deface any portion OF the Premises. All alterations, improvements, remodeling or additions shall be subject to the provisions OF Sections 6.02 and 16.16, Article XVII and Exhibits "C" and "E" hereto.

     (b) All alterations, improvements, remodeling, additions or fixtures, OTHER than trade fixtures not permanently affixed to the Premises, which may be made or installed in the Premises and which are attached to the floor, walls or ceiling of the Premises and any floor covering which is cemented or otherwise affixed to the floor of the Premises shall be the property of Landlord and shall remain upon and be surrendered with the Premises at the termination of this lease, unless Landlord shall direct Tenant to remove such items, or some of them, by written notice given to Tenant not less than thirty (30) days prior to the expiration OF this lease or within ten ( 10) days after the earlier termination hereof. As such alterations, additions or improvements shall, however, be made by Tenant at Tenant's sole expense. Tenant shall remove any items which Tenant is permitted or required to remove, at Tenant's cost, prior to the expiration of this lease, or in the event of an early termination, within fifteen (15) days after Landlord's notice.

CLEANLINESS;   Section 7.04
NUISANCE

     Tenant shall keep the Premises at all times in a neat, clean and sanitary condition, shall neither commit nor permit any waste or nuisance thereon, and shall keep the walks and corridors adjacent thereto free from Tenant's waste or debris.

HEALTH         Section 7.05  SEE ADDENDUM
MATTERS

     If Tenant's permitted use of the Premises pursuant to the applicable Fundamental Lease Provision includes the sale or preparation of food, then the following provisions shall apply. Further, the last two sentences of subsection

     (a), the last two sentences of subsection (b) and subsections (c), (d), (e) and (|^| shall apply to all tenants other than those involved in the sale or preparation of food: (a) Tenant shall, at its own cost, retain a licensed, bonded professional pest and sanitation control service to perform inspections of the Premises not less frequently than once each thirty (30) days for the purpose of eliminating infestations by and controlling the presence of insects, rodents and vermin and shall promptly cause any corrective or extermination work recommenced by such service to be performed. Such work shall be performed pursuant to a written contract, and a copy thereof shall be delivered to Landlord by Tenant upon demand. If Tenant fails to perform its obligations under this Section 7.05, Landlord may, at its option and after five (5) days written notice to Tenant, cause such inspection to be performed and any necessary corrective or extermination work which is recommended to be done and the cost of such inspection and corrective or extermination work shall be additional rent payable upon demand. In addition, Landlord may elect to provide the services specified in this subsection to tenants other than those engaged in the sale or preparation of food. In such event, the cost of providing such services shall be included in the common area costs pursuant to Article XIV charged to those tenants for whom Landlord provides such services.


     (b) Tenant acknowledges that Health Department requirements and Landlord's construction requirements may require that Tenant (i) enlarge the sanitary sewer line from the Premises to the main sewer line and (ii) install a grease trap in the sanitary sewer line of the Premises. Tenant acknowledges that it shall, if required and as a part of Tenant's Work pursuant to Article XVII, enlarge such sewer line and install such grease trap and shall, during the term of this lease, clean and maintain such grease trap as a part of Tenant's obligations pursuant to Section 7.02 in such manner as may be required by the Health Department, OTHER governmental authorities having jurisdiction or Landlord. Moreover, all exhaust hoods, ducts and mechanical equipment shall be inspected, cleaned and maintained not less frequently than quarterly. Such work shall be performed by a licensed, bonded professional maintenance company retained and paid for by Tenant, and a copy of the report prepared by such company shall be delivered to Landlord upon completion.

     (c) Tenant shall store all waste and garbage in a refrigerated or cool and dry location within the Premises and shall dispose of all waste and garbage (including wet garbage and food) only in trash containers placed in service areas by Landlord for such purpose. All liquids shall be disposed of into the sanitary sewer line and not in Landlord's trash containers. Tenant shall not accumulate or permit such materials to accumulate in hallways, service corridors or other common areas. Any waste or garbage, and any food deliveries, stored or accumulated by Tenant outside of the Premises (OTHER than garbage placed in Center trash containers) may be removed immediately by Landlord without notice to Tenant.

     (d)  Without  limiting  any other  obligation  of Tenant  pursuant  to this
Section, Tenant shall comply with all governmental laws, ordinances, regulations, guidelines and rules and with all voluntary programs adopted by Landlord now or hereafter applicable to the Premises with respect to disposal of water, trash, garbage and other matter (liquid or solid) generated by Tenant, including but not limited to laws , ordinances, regulations, guidelines, rules and voluntary programs with respect to recycling and other forms OF reclamation (collectively, "Waste Management Requirements"). Tenant's obligations hereunder shall include compliance with all rules and regulations established by Landlord from time to time to comply with governmental Waste Management Requirements applicable to Landlord (i) as owner of the Premises and (ii) in performing Landlord's obligations under this lease, if any. Tenant's obligations under this subsection shall survive the expiration or earlier termination of this lease.

     (e) Tenant shall comply with all Health Department and other governmental rules and regulations applicable to Tenant's operations in the Premises and shall promptly (i) furnish or cause to be furnished to Landlord copies of all Health Department and other governmental reports, notices and citations issued with respect to the Premises and (ii) cure or otherwise eliminate all deficiencies and violations noted by the Health Department and other governmental authorities and take all required actions to prevent the reoccurrence OF such deficiencies and violations.

     (f) Failure of Tenant to perform any obligation pursuant to subsections (a) through (c) above shall be deemed an event of default pursuant to this lease entitling Landlord to exercise all remedies available to a Landlord against a defaulting tenant, including those provided for in Article XIII of this lease.

                                  ARTICLE VIII
                              INSURANCE; INDEMNITY


     (b) Comprehensive Genera! Liability Insurance with an aggregate liability amount not less than $3,000,000 combined single limit for both bodily injury and property damage, including blanket contractual liability (including Tenant's indemnification obligation under Section 8.06), broad form property damage, personal injury, completed operations, products liability, |^||^|, owned and non-owned automobile coverage and acts or omissions of any security guards hired by Tenant. At least $ 1,000,000 of such coverage shall be provided by a primary liability policy, and any balance may be provided by a so-called umbrella policy. The liability insurance policy required to be maintained by Tenant pursuant to this subsection shall be on an occurrence (as opposed to a claim made) basis. Further, if such policy has an aggregate liability limit, not less than $1,000,000 of such limit per annum shall be available for claims originating at the Premises.

     The minimum limit of the coverage provided in subsection (b) above may be adjusted upward or downward at the expiration of each third (3rd) lease year as follows: Not less than sixty (60) days prior to the relevant adjustment date, Landlord may request such insurance brokerage firm as is then placing insurance for Landlord (the "Reviewing Broker"), to review Tenant's then existing liability insurance coverage, to review |^|e then use of the Premises and the claims history with respect thereto and to recommend, in writing, the amount of coverage to be carried by Tenant pursuant to subsection (b). Such recommendation shall be based upon the use of the Premises and the liability claims history with respect to the Premises and shall be consistent with amounts of coverage generally recommenced by such Reviewing Broker for similar types of tenants or users of property with uses similar to that of the Premises in the geographical area which includes the Premises. If the Reviewing Broker shall recommend an increase in the amount of coverage then provided by Tenant under subsection (b), Tenant shall promptly increase its coverage to the recommended amount. In no event shall there be any reduction in the amount of coverage provided by Tenant under subsection (b) below the initial amount set forth herein, notwithstanding any recommendation by the Reviewing Broker.

     Landlord, and any other persons designated by landlord and having an insurable interest in the Premises, shall be added as additional insureds pursuant to such policies (although they shall not have any obligations of "named" insureds therein). The insurance required by this Section shall be the primary insurance as respects Landlord (and any other additional insureds designated by Landlord) and not contributory with any other available insurance. The policy or policies providing the coverage required by subsection (b) above shall contain an endorsement providing, in substance, that "such insurance as is afforded hereby for the benefit of [Landlord and any additional insureds designated by Landlord] shall be primary and any insurance carried by [Landlord and any additional insureds designated by Landlord) shall not be contributory." In addition, such policy shall contain a cross-liability endorsement in favor of the additional insureds. In no event shall the limits of any coverage maintained by Tenant pursuant to this Section be considered as limiting the liability of Tenant pursuant to this lease.

FIRE               Section 8.02 SEE ADDENDUM
INSURANCE-
EQUIPMENT
AND TENANT
IMPROVEMENTS

     (a) Tenant shall at all times during the term hereof, and at its cost, maintain in effect policies OF insurance covering (i) all tenant improvements on or in the Premises, providing protection against any peril included within the classification "All Risk," including but not limited to insurance against fire, windstorm, cyclone, tornado, hail, explosion, riot, riot attending a strike, civil commotion, aircraft, vehicle, smoke damage, sprinkler leakage, vandalism and malicious mischief, such insurance to be in an amount not less than the full replacement value of such improvements, which shall be determined at the time the policy is initially obtained, and not less frequently than once every three
(3) years thereafter, (ii) all personal property of Tenant ;located in or on the Premises, including but not limited to fixtures, furnishings, equipment, furniture, inventory and stock in trade, in an amount not less than their full replacement value, providing protection against any peril included within the classification "All Risk," including but not limited to insurance against fire, sprinkler leakage, vandalism and malicious mischief; and (iii) all plate glass on the Premises, together with an umbrella policy to provide any liability coverage not included under Tenant's primary liability policy pursuant to
Section 8.01. The insurance required by this subsection shall be the primary insurance with respect to the property covered thereby.

     (b) The proceeds of such insurance , so long as this lease remains in effect, shall be used to repair or replace the parts of the Premises, any improvements thereto and personal property so insured. or 9.04, Landlord may keep or apply the proceeds.

     (c) Tenant shall at its cost maintain business interruption insurance providing coverage for a period of not less than twelve (12) months if the Premises are destroyed or rendered inaccessible by a risk insured against by a policy of All Risk insurance, with any endorsements required by subsection (a) above.

FIRE      Section 8.03
INSURANCE
PREMISES


     months if the Premises are destroyed or rendered inaccessible by a risk insured against under the coverages described herein and in Section 8.02(a). The cost of maintaining such insurance, including the cost of funding the deductibles and reserves maintained or required in connection with such coverages, shall be included in common area costs pursuant to Article XIV. Tenant shall have no rights in any policy or policies maintained by Landlord.

INSURANCE       Section 8.04
POLICIES

     All insurance required to be carried by Tenant hereunder shall be with companies rated A:VIII, or better, in the then most recent version of Best's Insurance Guide and licensed to provide the relevant insurance in the State of California. Tenant shall deliver to Landlord on or prior to the date possession OF the Premises is delivered to Tenant, and thereafter at lease days prior to the expiration or renewal date of any policy maintained by Tenant, copies of the policies or certificates evidencing such insurance. All policies and certificates delivered pursuant to this Section shall contain liability limits not less than those sct forth in Sections 8.01 and 8.02, shall list the additional insureds, shall specify all endorsements and special coverages required by such Sections and shall be effective on or before the Commencement Date. Each such policy shall contain provisions (by endorsement or otherwise) requiring not less than thirty (30) days written notice to Landlord prior to any cancellation, non-renewal or material amendment thereof For the purposes of this
Article VIII, the phrase "term of this lease" shall mean the period from the Commencement Date through the later of the expiration or termination of the lease term or the date Tenant surrenders physical possession of the Premises to Landlord. Any insurance required pursuant to this lease may be provided by means of a so-called "blanket" policy, so long as the Premises are specifically covered (by rider, endorsement or otherwise) and the policy otherwise complies with the provisions of this lease, without reduction or diminution due to use of such blanket policy. lf on account of the failure of Tenant to comply with any provision of this Article, Landlord or any additional insured is adjudged a co-insurer by its insurance carrier, then any loss or damage Landlord or such additional insured shall sustain by reason thereof shall be borne by Tenant and shall be paid by Tenant upon receipt of a bill therefor and evidence of such loss.

*fifteen (15)

WAIVER OF      Section 8.05 SEE ADDENDUM
SUBROGATION

     Landlord and Tenant each hereby waives any and all rights of recovery against the OTHER, and against any other tenant or occupant of the Center and against the officers, employees, agents, representatives, customers and business visitors of such other party and of each such other tenant or occupant of the Center, for loss of or damage to such waiving party or its property or the property of others under its control, arising from any cause insured against under any policy of insurance required to be carried by such waiving party pursuant to the provisions of this lease (or any other policy of insurance carried by such waiving party in lieu thereof) at the time of such loss or damage. The foregoing waiver shall be effective whether or not a waiving party actually obtains and maintains the insurance which such waiving party is required to obtain and maintain pursuant to this lease (or any substitute therefore). Landlord and Tenant shall, upon obtaining the policies of insurance which they are required to maintain hereunder, give notice to their respective insurance carrier or carriers that the foregoing mutual waiver of Subrogation is contained in this lease.

INDEMNITY       Section 8.06 SEE ADDENDUM

     To the fullest extent permitted by law, Tenant shall indemnify, defend and hold Landlord harmless from and against any liability or expense (including but not limited to attorneys' fees and costs OF defense) for any damage or injury to persons or property in or about the Center which may result from the use or occupation of the Premises by or the breach of the provisions of this lease by Tenant, its agents, employees, |^|, licensees, concessionaires or other persons claiming under Tenant. In addition, if any person not a party to this lease shall institute any other type of action against Tenant in which Landlord, involuntarily and without cause, shall be made a party defendant, Tenant shall indemnify, bold Landlord harmless from and defend Landlord from all liability by reason thereof. It is understood and agreed that payment shall not be a condition precedent to enforcement of the foregoing indemnification obligations. Tenant's defense obligation hereunder shall include the obligation, upon demand, to defend Landlord against any claim or action of the types herein specified by legal counsel reasonably satisfactory to Landlord. Provided, however, that the foregoing shall not extend to any damage or injury which Tenant established in a court OF competent jurisdiction was |^| proximately caused by the negligence of Landlord, its agents or employees.

EXEMPTION OF Section 8.07 SEE ADDENDUM
LANDLORD

     officer, employees, agents, representatives, customer, business visitor or invitees. Provided, however, that the foregoing shall not apply to any damage or injury which Tenant established in a court of competent jurisdiction was |^| proximately caused by the negligence of Landlord, its agents or employees.

LANDLORD'S   Section 8.08
SECURITY

     Landlord may, but shall have no obligation to, from time to time, employ one or more persons or entities to patrol or provide security for the common areas. Tenant and its employees shall cooperate with Landlord's security personnel, including those providing common area security for employees after closure OF Center stores. Notwithstanding any such activity, Tenant shall have the sole responsibility of providing security for the Premises, the persons therein and all vehicles of Tenant and Tenant's employees. Under no circumstances shall Landlord be liable to Tenant by reason of any theft, burglary, robbery, assault, trespass, unauthorized entry, vandalism, or any other act of any third person occurring in or about the Premises, , To the extent Landlord elects to provide such patrol or security services, the cost thereof shall be included in common area costs pursuant to Section 14.04 hereof.

TENANT'S      Section 8.09
SECURITY

     Tenant shall be solely responsible to purchase, install, maintain and replace all security devices any features required by Tenant for the Premises, including but not limited to solid storefronts, solid grilles, locks, burglar and other alarms and sensory systems. All such features and items shall be subject to written approval of Landlord prior to construction or installation, which approval shall be limited to aesthetics and non-interference of such items with systems and devices maintained by Landlord for the Center. All such features, systems and other security items shall comply with all applicable governmental requirements and all applicable provisions of this lease and Exhibits "C" and "E" hereto. Tenant shall be responsible to provide any employee safety courses deemed necessary by Tenant

                                   ARTICLE IX
                             REPAIRS AND RESTORATION

INSURED       Section 9.01 SEE ADDENDUM
OR MINOR
DAMAGE

     Subject to the provisions of Sections 9.03 and 9.04, if at any time during the term hereof the Premises are destroyed or damaged and either (a) such damage is not "substantial" as that term is hereinafter defined, or (b) such damage was caused by a casualty required to be insured against under Sections 8.02 and 8.03, then Landlord shall promptly repair such damage to portions of the Center located outside of the exterior boundaries of the Premises, Tenant shall repair the Premises and this lease shall continue in full force and effect.

MAJOR        Section 9.02  SEE ADDENDUM
DAMAGE

     Subject to the provisions of Sections 9.03 and 9.04, if at any time during the term hereof the Premises or the Center are destroyed or damaged and if such damage is "substantial" as the term is hereinafter defined, and if such damage was caused by a casualty not required to be insured against under Sections 8.02 and 8.03, then Landlord may at its option either (a) promptly conduct the repair to be made by Landlord pursuant to Section 9.01 and this lease shall continue in full force and effect, or (b) cancel and terminate this lease as of the date of the occurrence of such damage, by giving Tenant written notice of its election to do so within thirty (30) days after the date of occurrence of such damage.

MAJOR         Section 9.03 SEE ADDENDUM
DAMAGE TO
CENTER

     In the event that premises in the Center aggregating twenty-five percent (25%) or more of the total floor area of all buildings within the Center leased or offered for lease to tenants (OTHER than tenant owned buildings) shall be damaged or destroyed, whether or not the Premises are damaged or destroyed, Landlord may at Landlord's option cancel and terminate this lease by giving written notice to Tenant OF Landlord's election to do so within sixty (60) days after the date of occurrence of such damage, in which event this lease shall terminate on the date such notice is given.

 ABATEMENT                      Section 9.05
 OF RENT;
 REMEDIES FOR
NON-PERFORMANCE

     (a) If the Premises or the Center are destroyed or damaged and Landlord is required Io or elects to repair or restore pursuant to the provisions of this Article, Tenant shall continue the operation of its business in the Premises to the extent reasonably practicable from the standpoint of prudent business management. The Minimum Rent, Percentage Rent and additional rent payable hereunder for the period during which such damage, repair or restoration continues shall be abated in proportion to the degree to which Tenant's use of the Premises is impaired, . Neither such abatement, nor any other abatement OF rent pursuant to this lease, shall defeat or diminish any right of landlord to recover the proceeds of any rental interruption insurance maintained by Landlord. Tenant shall have no claim against Landlord for any damage suffered by Tenant by reason of any such damage, destruction, repair or restoration. Tenant waives the provisions of Civil Code Sections 1932(2) and 1933(4) and any present or future laws or case decisions to the same effect. Upon completion of such repair or restoration, Tenant shall promptly refixture and restock the Premises substantially to the condition prior to the casualty and shall reopen for business if closed by the casualty.

     (b) If either party shall be obligated to repair or restore under the provisions of this Article and shall not commence such repair or restoration within thirty (30) days after such obligation shall accrue, the OTHER may at its option cancel and terminate this lease as of the date of occurrence of such damage by giving to the non-performing party written notice of its election to do so at any time after the expiration of such thirty (30) day period and prior to the commencement of such repair or restoration. Landlord's obligation shall be deemed to accrue on the later of (i) receipt by Landlord of any governmental permit or approval necessary to commence such work or (ii) settlement of any insurance claim with respect to such casualty. The restoration obligations of Tenant shall be deemed to accrue upon completion by Landlord of so much OF Landlord's work as is reasonably necessary for Tenant to commence Tenant's work and shall include repair, restoration or replacement of Tenant's equipment and personal property. If the parties are required to or elect to repair or restore pursuant to this Article, then each party shall be entitled to the proceeds of the insurance maintained pursuant to Sections 8.02 and 8.03 as pertain to the improvements to be repaired or restored by it.

DEFINITIONS                     Section 9.06 SEE ADDENDUM

     (a) For the purposes of this Article, "substantial" damage to the Premises shall be deemed to be damage to the building of which the Premises are a part, the estimated cost of repair of which exceeds one- fifth ( 1 /5) OF the then estimated replacement cost of such building.

     (b) The determination in good faith by Landlord of the estimated cost of repair of any damage and/or of the estimated replacement cost of any building shall be conclusive for the purpose of this Article.


                                    ARTICLE X
                            ASSIGNMENT AND SUBLETTING

LANDLORD'S                     Section 10.01 SEE ADDENDUM

     (a) Tenant shall not, either voluntarily or by operation of law, assign, sell, encumber, pledge or otherwise transfer all or any part of Tenant's leasehold estate hereunder, or permit the Premises to be occupied by anyone other than Tenant or Tenant's employees or sublet the Premises or any portion thereof, without Landlord's prior written consent in each instance. Such consent and other matters related to any assignment or subletting shall be in accordance with the provisions of subsections (b) through (g) below. Consent by Landlord to one or more assignments of this lease, to one or more subletting of the Premises or to any OTHER event requiring the consent of Landlord shall not operate to exhaust Landlord's rights under this Section. The voluntary or other surrender of this lease by Tenant or a mutual cancellation hereof shall not work a merger, and shall at the option of Landlord, terminate all or any existing subleases or subtenancies or shall, at Landlord's option, operate as an assignment to Landlord of such subleases or subtenancies. If Tenant is a corporation whose capital stock is not traded on a national securities exchange, or is an unincorporated association or partnership, the transfer, assignment or hypothecation of any stock or interest in such corporation, association or partnership in the aggregate in excess of twenty-five percent (25%) shall be deemed an assignment within the meaning and provisions of this Article. In connection with any request for Landlord's consent pursuant to this subsection, Tenant shall pay to Landlord the sum of (i) One Thousand Five Hundred Dollars ($ 1,500.00) plus (^n) all attorneys' fees and other out-OF pocket costs incurred by Landlord in responding to such a request. Tenant shall deposit with Landlord the sum of Two Thousand Five Hundred Dollars ($2.500.001 as a part of the information required under subsection (b) below and 1 Landlord's obligation to

Landlord's demand therefore. Any such excess shall be deemed additional rent pursuant to this lease, and may be recovered in any unlawful detainer or other action instituted by Landlord upon any default by Tenant as rent, whether or not included in any notice given to Tenant by Landlord prior to or as a condition to the institution of such action.

     (b) If Tenant desires at any time to assign this lease or to sublet the Premises or any portion thereof, it shall first notify Landlord in writing of its desire to do so and shall submit in writing to Landlord (i) the name of the proposed subtenant or assignee; (ii) the nature of the proposed subtenant's or assignee's business to be carried on in the Premises; (iii) the terms and provisions of the proposed sublease or assignment and the proposed effective date thereof, including a copy of any agreement, escrow instructions or OTHER document which contains or memorializes such terms and provisions, and the information required by subsection (e) below; and (iv) such reasonable financial information as Landlord may request concerning the proposed subtenant or assignee, including but not limited to a balance sheet of the proposed subtenant or assignee as of a date within ninety (90) days prior to the request for Landlord's consent, statements of income or profit and loss of the proposed subtenant or assignee for the two year period preceding the request for Landlord's consent and a written statement in reasonable detail as to the business and retail merchandising experience of the proposed subtenant or assignee during the five (5) years preceding the request for Landlord's consent.


     (c) At any time within thirty (30) days after Landlord's receipt of the information specified in subsection (b), Landlord may by written notice to Tenant elect to (i) consent to the subletting or assignment upon the terms and to the subtenant or assignee proposed; (^n) refuse to give its consent, specifying in reasonable detail the reason(s) therefore or (^ni) sublease the Premises or the portion proposed to be subleased or take an assignment of Tenant's leasehold estate hereunder upon the same terms (excluding terms relating to the purchase of stock, the use of Tenant's name or the continuation of Tenant's business) as those offered to the proposed subtenant or assignee, as the case may be. (^ni) above, any payments by Landlord to 'Tenant pursuant c amount which Tenant would have r e c ow if Landlord had elected to proceed pursuant to
     t is lease shall be terminated with respect to the entire Premises by reason of a subletting or assignment to landlord, the term shall end on the date stated in Tenant's notice as the effective date of the sublease or assignment as if that date bad been originally fixed in this lease for the expiration of the term. If Landlord recaptures only a portion of the Premises, the Minimum Rent and additional rent during the unexpired term shall abate, proportionately, based on the rent as of the date immediately prior to such recapture. Tenant shall, at Tenant's own cost and expense, discharge in full any commissions which may be due and owing as a result of any proposed assignment or subletting, whether or not the Premises are recaptured pursuant hereto and rented by Landlord to the proposed tenant or any other tenant.

     (d) Landlord shall have the right to approve or disapprove any proposed assignee or sublessee. In exercising such right of approval or disapproval, Landlord shall be entitled to take into account any fact or factor which
Landlord reasonably deems relevant to such decision, including but not necessarily limited to the following, all of which are agreed to be reasonable factors for Landlord's consideration:

     (i) The financial strength of the proposed assignee or subtenant, including the adequacy of its working capital to pay all expenses anticipated in connection with any remodeling and restocking of the Premises.

     (ii) The experience of the proposed assignee or subtenant with respect to businesses of the type and size which such assignee or subtenant proposes to conduct in the Premises.

     (iii) The quality and nature of the merchandise and retail services offered for sale by The proposed assignee or subtenant in any other locations which it has, as reflected by, among other things, average unit sales, and the quality and nature of the merchandise and retail services which such assignee or subtenant proposes to offer for sale in the Premises.

     (iv) Violation of exclusive use rights previously granted by Landlord to other tenants of the Center.

     (v) The effect of the type of services and merchandise which the proposed assignee or subtenant proposes to sell in the Premises upon the tenant mix in the portion of the Center which contains the Premises, including duplication of services and merchandise offered by surrounding tenants and compatibility OF the services and merchandise which such assignee or subtenant proposes to sell in the Premises with merchandise offered by surrounding tenants in the Center.

     (vii) The quality of the story appearance resulting from any remodeling or renovation to be conducted by the proposed assignee or subtenant, and the compatibility of such quality with that of OTHER stores in the portion of the Center in which the Premises arc located. -

     by this lease is not impaired or diminished by such assignment or subletting. In no event shall there be any change in the trade name in use at the Premises or any substantial change in the use of the Premises in connection with any assignment or subletting except as expressly approved in writing by Landlord in advance. Landlord and Tenant acknowledge that the express standards and provisions sct forth in this lease dealing with assignment and subletting, including those set forth in subsections (c), (d), (e) and (f), have been freely negotiated and are reasonable at the date hereof taking into account Tenant's proposed use of the Premises and the nature and quality of the Center.

     Approval of any assignment of Tenant's interest shall, whether or not expressly so stated, be conditioned upon such assignee assuming in writing all obligations OF Tenant hereunder by a written instrument satisfactory to Landlord.

     (e) In connection with any assignment or subletting, Landlord shall be entitled to

     (g) If Landlord consents to such assignment or subletting or does not exercise any option set forth in subsection (c) within said thirty (30) day period, Tenant may thereafter within days after the expiration of said thirty
(30) day period enter into a valid assignment or sublease of the Premises or portion thereof, upon the terms and conditions described in the information required to be furnished by Tenant to Landlord pursuant to subsection (b) or upon other terms not less favorable to Tenant Provided

NO RELEASE          Section 10.02
OF TENANT

     deemed to be a waiver by Landlord of any provision of this lease or be a consent to any assignment or subletting. The foregoing restrictions shall be binding upon any assignee or subtenant to which Landlord has consented. Any sale, assignment, mortgage, transfer of This lease or subletting which docs not comply with the provisions of this Article shall be void.


                                   ARTICLE XI
                                 EMINENT DOMAIN

ENTIRE OR     Section 11.01
SUBSTANTIAL
TAKING

     If the entire Premises, or so much thereof as to make the balance not reasonably adequate for the conduct of Tenant's business notwithstanding restoration by Landlord as hereinafter provided, shall be taken under the power of eminent domain, this lease shall automatically terminate as of the date on which the condemning authority takes possession.

PARTIAL       Section 11.02
TAKING

     In the event of any taking under the power of eminent domain which does not result in a termination of this lease, the Minimum Rent and all additional rent other than Percentage Rent payable hereunder shall be reduced, effective as of the date on which the condemning authority takes possession, in the same proportion which the Floor Area of the portion of the Premises taken bears to the Floor Area of the entire Premises prior to the taking, Landlord shall promptly at its expense restore the portion of the Premises not so taken to as near its former condition as is reasonably possible, and this lease shall continue in full force and effect. In no event, however, shall Landlord be required to expend more on restoration than the award received by Landlord, net of expenses incurred in obtaining such award.

TAKING OF     Section 11.03
CENTER

     If premises in the Center aggregating twenty-five percent (25%) or more of the total Floor Area OF all buildings within the Center leased or offered for lease to tenants (OTHER than tenant owned buildings) shall be taken by eminent domain, whether or not the Premises are so taken, Landlord may, at its option, terminate this lease by written notice to Tenant of its election to do so prior to the date the condemning authority requires possession, and this lease shall terminate on the date the condemning authority requires possession.

AWARDS       Section 11.04 SEE ADDENDUM

     Any award for any taking of all or any part of the Premises under the power of eminent domain shall be the property of Landlord, whether such award shall be made as compensation for diminution in value OF the leasehold or for taking of the fee. Nothing contained herein, however, shall be deemed to preclude Tenant from obtaining, or to give Landlord any interest in, any award to Tenant for loss of or damage to Tenant's trade fixtures and removable personal property or for damages for cessation or interruption or relocation of Tenant's business.

SALE UNDER    Section 11.05
THREAT OF
CONDEM
NATION

     A sale by Landlord to any authority having the power of eminent domain, either under threat - OF condemnation or while condemnation proceedings are pending, shall be deemed a taking under the power of eminent domain for all purposes under this Article. Landlord may, without any obligation to Tenant, agree to sell and/or convey to any authority having the power of eminent domain all or any portion of the Center free from this lease and the rights of Tenant hereunder, without first requiring that any action or proceeding be instituted or pursued to judgment.


                                   ARTICLE XII
                                UTILITY SERVICES

UTILITY        Section 12.01
CHARGES

     Tenant shall pay, to the purveyors of such services, all charges, surcharges, taxes and other fees, including installation and hook up charges
(however denominated) for gas, water, sewer, electricity, telephone and other utility services used in the Premises during the lease term. If any such charges arc not paid when

FURNISHING OF  Section 12.02
SERVICES

     however, that any such notice shall be in lieu OF, and not in addition to, any notice required under California Code of Civil Procedure Sec. 1161, et seq., as amended. Provided further, that if the nature of Tenant's default is such that more than ten ( 10) days are reasonably required for its cure, then Tenant shall not be deemed to be in default if Tenant shall commence such cure within said ten ( 10) day period and thereafter diligently prosecute such cure to completion. (d) (i) The making by Tenant of any general assignment for the benefit of creditors;(ii) the filing by or against Tenant of a petition to have Tenant adjudged a "Debtor" or a petition for reorganization or arrangement under any la *relating to bankruptcy (unless, in the case of a petition filed against Tenant, the same is dismissed within|^| days); (^ni) the appointment of a trustee or received to take possession of substantially all of Tenant's assets located at the Premises or of Tenant's interest in this lease, where possession is not restored to Tenant within|^| days; (iv) the attachment, execution or other judicial seizure of substantially all of Tenant's assets located at the Premises or of Tenant's interest in this Lease, where such seizure is not discharged within|^| days; or (v) Tenant's convening of a meeting of its creditors or any class thereof for the purpose of effecting a moratorium upon or composition of its debts, or any class thereof. *ninety (90)

REMEDIES        Section 13.02 SEE ADDENDUM


     (a) In the event of any default by Tenant as defined in Section 13.01 or elsewhere in this lease, Landlord may exercise the following remedies:

     ( 1 ) Terminate Tenant's right to possession of the Premises by any lawful means, in which case this lease shall terminate and Tenant shall immediately surrender possession of the Premises to Landlord. In such event Landlord shall be entitled to recover from Tenant all amounts which Landlord is entitled to recover pursuant to Section 1951.2 of the California Civil Code (or any successor thereto), including, but not limited to:

     (i) The worth at the time of award of the amount by which the unpaid rent and additional rent for the balance of the term after the time of award exceeds the amount of such loss that Tenant proves could be reasonably avoided; and

     (ii) Any other amount necessary to compensate Landlord for all the detriment proximately caused by Tenant's failure to perform its obligations under this lease or which in the ordinary course OF things would be likely to result therefrom, including, but not limited to, the cost of recovering possession OF the Premises, expenses of reletting, including brokerage commissions and any necessary repair, renovation and alteration of the Premises, reasonable attorneys' fees, and any other reasonable costs.

     The "worth at the time of award" OF all rent other than that referred to in clause (i) above shall be computed by allowing interest at the rate per annum determined pursuant to Section 16.06 from the date such amounts accrue to Landlord. The worth at the time of award of the amount referred to in clause (i) above shall be computed by discounting such amount at one ( 1 ) percentage point above the discount rate of the Federal Reserve Bank of San Francisco at the time of award.

     (2) In the event of the vacation or abandonment of the Premises by Tenant, and without terminating or effecting a forfeiture of this lease or otherwise relieving Tenant of any obligation hereunder P , in the absence of express written notice of Landlord s election to do so, Landlord may, but need not, Relet the Premises or any portion thereof at any time or from time to time and for such terms and upon such conditions and rental as Landlord in its discretion may deem proper, with the right to make alterations or repairs ta the Premises. If Landlord relet the Premises or any portion thereof, then rent received by Landlord from such Reletting shall be applied: first, to the payment of any indebtedness other than rent due hereunder from Tenant to Landlord; second, to the payment of any cost of such Reletting; third, to the payment of the cost of any alterations and repairs to the Premises; fourth, to the payment of rent due and unpaid hereunder; and the residue, if any, shall be held by Landlord and applied in payment of future amounts as the same may become due and payable hereunder. Should the rent for such Reletting, during any month for which the payment of rent is required hereunder, be less than the rent payable during that month by Tenant hereunder, then Tenant shall pay such deficiency to Landlord immediately upon demand therefore by Landlord. Such deficiency shall be calculated and paid monthly. Tenant shall also pay to Landlord as soon as ascertained, any costs and expenses incurred by Landlord in such reletting or in making such alterations and repairs not covered by the rentals received from such Reletting. Landlord may execute interest in this lease, subject to all of the standards and conditions set forth in Section
10.01. Landlord ma|^| elect to terminate the prosecution of such remedy at any time by written notice to Tenant, and the right OF Tenant to sublet or assign shall terminate upon receipt by Tenant of such notice.

     (3) Landlord may terminate this lease by express written notice to Tenant of its election to do so. Such termination shall not relieve Tenant of any obligation hereunder which has accrued prior to the date of such termination. In the event of such termination, Landlord shall be entitled to recover from Tenant the amounts determined pursuant to paragraph ( 1 ) above.

     (c) In any action for unlawful detainer commenced by Landlord against Tenant by reason OF any default hereunder, the reasonable rental value of the Premises for the period of the unlawful detainer shall be deemed to be the amount of rent and additional rent reserved in this lease for such period, unless Landlord or Tenant shall prove to the contrary by competent evidence.

     (d) The rights and remedies reserved to Landlord herein, including those not specifically described, shall be cumulative, and except as provided by California statutory law in effect at the time, Landlord may pursue any or all of such rights and remedies, at the same time or otherwise.

     (e) No delay or omission of Landlord to exercise any right or remedy shall be construed as a waiver of any such right or remedy or of any default by Tenant hereunder. The acceptance by Landlord of any rent hereunder shall not be a waiver of any preceding breach or default by Tenant of any provision hereof, other than the failure of Tenant to pay the particular rent accepted, regardless of Landlord's knowledge OF such preceding breach or default at the time of acceptance of such rent, or a waiver of Landlord's right to exercise any remedy available to Landlord by virtue of such breach or default. The acceptance of any payment from a debtor in possession, a trustee, a receiver or any other person acting on behalf of Tenant or Tenant's estate shall not waive or cure a default under Section 13.01(d).

     (f) Tenant hereby waives any right of redemption or relief from forfeiture under California Code of Civil Procedure Sections 1174 and 1179, and under any present or future statutes or case decisions to the same effect, in the event Tenant is evicted or Landlord takes possession of the Premises by reason of any default by Tenant hereunder.


DEFAULT BY           Section 13.03 SEE ADDENDUM
LANDLORD

     Landlord shall not be deemed to be in default in the performance of any obligation required to be performed by it hereunder unless and until it has failed to perform such obligation within thirty (30) days after written notice by Tenant to Landlord specifying wherein Landlord has failed to perform such obligation. Provided, however, that if the nature of Landlord's obligation is such that more than thirty (30) days are required for its performance then Landlord shall not be deemed to be in default if it shall commence such performance within such Thirty (30) day period and thereafter diligently prosecute the same to completion. Tenant's remedies for Landlord's default shall be limited to suit or action and shall not extend to withholding or offsetting rent.

EXPENSE OF           Section 13.04
LITIGATION

     If either party incurs any expense, including reasonable attorneys' fees, in connection with any action or proceeding instituted by either party by reason of any default or alleged default of the other party hereunder, the party prevailing in such action or proceeding shall be entitled to recover its said reasonable expenses from the other patty. For purposes of this provision, in any unlawful detainer or other action or proceeding instituted by Landlord based upon any default or alleged default by Tenant hereunder, Landlord shall be deemed the prevailing party if (a) judgment is entered in favor of Landlord or
(b) prior to trial or judgment Tenant shall pay all or any portion of the rent and charges claimed by Landlord, eliminate the condition(s), cease the act(s) or otherwise cure the omission(s) claimed by Landlord to constitute a default by Tenant hereunder.

HOLDING             Section 13.05 SEE ADDENDUM
OVER

     If Tenant or anyone claiming under Tenant shall remain in possession of the Premises or any part thereof after expiration of the lease term or earlier termination thereof without any agreement in writing between Landlord and Tenant with respect thereto, Tenant shall (a) occupy upon all of the terms and conditions of this Lease except that the monthly Minimum Rent due from Tenant shall be equal to the greater OF three hundred percent (300%) of the monthly Minimum Rent in effect at the and of the term or the then fair market rental value of the Premises, (b) pay all damages sustained by Landlord by reason of such retention and (c) indemnify, defend, and hold Landlord harmless from and against any loss or liability resulting from such holding over.

LANDLORD'S     Section 13.06
RIGHTS

     OF money, OTHER than rent, required to be paid by it or fails to perform any other act on its part to be performed, and such failure continues beyond any applicable grace period set forth in the Article providing for such obligation (or if no grace period is set forth in such Article, then the applicable grace period pursuant to this Article), then in addition to any other remedies provided herein Landlord may, but shall not be obligated so to do, without waiving or releasing Tenant from any obligations of Tenant, make any such payment or perform any such other act on Tenant's part, including the removal of any offending signs. Landlord's election to make any such payment or perform any such act on Tenant's part shall not give rise to, any responsibility OF Landlord to continue making the same or similar payments or performing the same or similar acts. Tenant shall, within ten ( 10) days after written demand therefor by Landlord, reimburse Landlord for all sums so paid by Landlord and all necessary incidental costs, together with interest thereon at the rate determined under Section 16.06, accruing from the date of such payment by Landlord and the late performance charge provided therein; and Landlord shall have the same rights and remedies in the event of failure by Tenant to pay such amounts as Landlord would have in the event of a default by Tenant in payment of rent. In addition, as to any non-monetary obligation of Tenant hereunder which Tenant performs only after written notice from Landlord of failure to perform or which Tenant fails to perform and Landlord performs pursuant to this Section, Tenant shall pay to Landlord, as additional rent, an administrative fee in an amount equal to the greater of $ 100 or ten percent ( 10%) OF the amount paid by Landlord to perform such obligation.


TRIAL           Section 13.08
WITHOUT
JURY

     LANDLORD AND TENANT EACH ACKNOWLEDGES THAT IT HAS HAD THE ADVICE JURY OF COUNSEL OF ITS CHOICE WITH RESPECT TO ITS RIGHTS TO TRIAL BY JURY UNDER THE CONSTITUTIONS OF THE UNITED STATES AND THE STATE OF CALIFORNIA. EACH PARTY EXPRESSLY AND KNOWINGLY WAIVES AND RELEASES ALL SUCH RIGHTS TO TRIAL BY JURY IN ANY ACTION, PROCEEDING, OR COUNTERCLAIM BROUGHT BY EITHER PARTY AGAINST THE OTHER ON ANY MATTERS ARISING OUT OF OR IN ANY WAY CONNECTED WITH THIS LEASE, TENANT'S USE OR OCCUPANCY OF THE PREMISES, AND/OR ANY CLAIM FOR INJURY OR DAMAGE.

                                   ARTICLE XIV
                                  COMMON AREAS

DEFINITION        Section 14.01 SEE ADDENDUM

     All areas within the exterior boundaries of the Center which are not now or hereafter held for exclusive use by Landlord or by other persons entitled to occupy floor space in the Center, including, without limiting the generality of the foregoing, parking areas and structures, driveways, truck ways, delivery passages, elevators and escalators, loading docks, sidewalks, ramps, open and enclosed courts and malls, landscaped and planted areas, exterior stairways, bus stops, retaining walls, management offices, restrooms not located within the premises of any tenant, and other areas and improvement provided by Landlord for the common

CONTROL BY                   Section 14.03 SEE ADDENDUM
LANDLORD

     (a) Landlord shall operate, manage, equip, police, light, repair, clean, and maintain the common areas in such manner as Landlord may in its sole discretion determine to be appropriate. Landlord may temporarily close any common area for repairs or alterations, to prevent a dedication thereof or the accrual of prescriptive rights therein or for any other reason deemed sufficient by Landlord.

     (b) Landlord shall at all times during the term of this lease have the sole and exclusive control of the automobile parking areas, driveways, entrances and exits and the sidewalks and pedestrian passageways and other common areas, and may at any time and from time to time during the term hereof restrain any u.c. or occupancy thereof except as authorized by the rules and regulations for the use of such areas established by Landlord from time to time. Without limiting the generality of the foregoing, Landlord may operate or cause to be operated a valet parking service for Center customers in one or more locations in the Center selected by Landlord, and the cost of such service shall be a common area cost pursuant to Section 14.04. The rights of Tenant in and to the common areas shall at all times be subject to the rights of Landlord, the other tenants of Landlord and the other owners of stores in the Center to use the same in common with

     Tenant, and Tenant shall keep said areas free and clear of any obstructions created or permitted by Tenant or resulting from Tenant's operation. Nothing herein shall affect the right of Landlord at any time to remove any such unauthorized person from the common areas or to prohibit the u.c. of any of said areas by unauthorized persons.

     (c) Tenant and its employees shall park their vehicles only in such parking areas as arc from time to time designated for that purpose by Landlord, and Landlord may change such designated areas or assign particular spaces for use by Tenant and its employees at any time upon written notice to Tenant. Those areas designated for employee parking may be located on the highest Level of Center parking structures and in those portions of the Center most distant from the store buildings. Tenant shall furnish Landlord with a list of its and its employees' vehicle license numbers within fifteen (15) days after taking possession of the Premises and Tenant shall thereafter notify Landlord of any change in such list within five (5) days after such change occurs. Tenant agrees to assume responsibility for compliance by its employees with the parking provisions contained herein. If Tenant or its employees park in other than such designated parking areas, then Landlord may charge Tenant, as an additional charge, Fifty Dollars ($50.00) per day for each day or partial day each such vehicle is parked in any part of the common areas other than those so designated. Tenant acknowledges that Landlord may tow away from the Center any vehicle belonging to Tenant or Tenant's employees parked in violation of these provisions, and/or attach violation stickers or notices to such vehicle. All costs of such towing will be charged to the Tenant or the employee who owns the towed vehicle and must be paid prior to the release of the vehicle to its owner. Each Tenant and its employees shall be solely responsible for locking and the safety of their respective vehicles.

     Without limiting the generality of the foregoing, Landlord shall have the right during the Christmas shopping period (Veterans' Day through December 31 ) and during any promotional event at the Center to locate off site parking at any location within two (2) miles of the Center, to designate such off site area as parking for Tenant's employees and to require Tenant's employees to park in such off=site parking and to shuttle-bus from such off site parking areas to the Center. If Landlord elects to use such off-site employee parking, Tenant shall
(i) park and require Tenant's employees to park in such off site parking areas and use landlord's shuttle buses for travel to and from the Center and (ii) pay to Landlord, as additional rent, Tenant's proportionate share of Landlord's costs incurred in using such off site areas and providing shuttle bus service to the Center, plus an amount equal to fifteen percent (15%) of such costs to cover Landlord's overhead and administrative expenses incurred in providing such service. Tenant's proportionate share of such costs shall be determined in the manner specified in Section 14.05(a) and may be billed to Tenant either in monthly installments or a single lump sum.

     (d) In the event Landlord elects or is required to limit or control parking by customers or invitees of the Center, whether by validation of parking tickets or any method of assessment, or any program for free or reduced cost transportation, Tenant agrees to participate in such validation, assessment or transportation program under such reasonable rules and regulations as are from time to time established by Landlord with respect thereto. Without limiting the generality of the foregoing:

     (i) Landlord and Tenant agree to cooperate and use their best efforts to participate in governmentally mandated and voluntary traffic management programs generally applicable to businesses located in Costa Mesa, California or to the Center and, initially, shall encourage and support van and car pooling by employees and shall encourage and support staggered and flexible working hours for employees to the fullest extent permitted by the requirements of Tenant's business. Neither this subsection nor any other provision in this lease, however, is intended to or shall create any rights or benefits in any other person, firm, company, governmental entity or the public.

     (ii) Landlord and Tenant agree to cooperate and use th cir best efforts to comply with any and specifically listed in such Section. However, any costs, fees, fines or other levies assessed against Landlord as the result of failure of any tenant to comply with this subsection shall be reimbursed by such non- complying tenant to Landlord as additional rent.


 COMMON          Section 14.04 SEE ADDENDUM
 AREA COSTS

     Tenant shall pay to Landlord, as additional rent in the manner and at the time provided below, Tenant's proportionate share, as defined below, of all costs and expenses incurred by Landlord in the operation, repair and maintenance of the common areas during the term of this lease, including property taxes assessed against the Center and Landlord's expenses pursuant to Section 7.01. Such costs and expenses shall include, without limiting the generality of the foregoing:

     (a) Utility costs not separately metered to Tenants (including costs and fees charged to or incurred by Landlord in connection with membership in energy conservation associations).

     (b)  Gardening,   landscaping,  planting  and  replacement  of  plants  and
landscaping, re-striping and repair and repaving and resurfacing of roads and other paved areas.

     (c) Premiums paid for public liability, property damage, vandalism, malicious mischief and other insurance maintained by Landlord, together with the cost of funding deductibles and reserves as provided in Section 8.03.

     (d) Real property taxes (as defined in Section 5.02), personal property taxes and vehicle taxes and fees paid by Landlord with respect to the Center, the improvements thereto and Landlord's vehicles and other personal property therein.

     (e)  Repairs  (including  roof  and  structural  repair,   maintenance  and
replacement  pursuant  to Section  7.01 ).

     (f) Painting, lighting (including replacements), cleaning, trash removal, depreciation of equip.- ment, security and fire protection and similar items.

     (g) The cost of purchase, installation and removal of seasonal decorations at the Center, together with the cost (net of receipts received) of supplying to Center patrons customer services determined by Landlord to be advantageous to attract such patrons or to assist them in shopping at the Center, such as shuttle buses, shopping bags, toddler strollers, Center gift certificates, children's rides and entertainment and Enclosed Mall directories.

     (h) Costs incurred for monitoring, improving and remedying indoor air quality within the Center, whether incurred to comply with applicable laws and regulations or for the purpose of improving indoor building environmental quality.

     (i) Costs of installation and operation of loudspeaker systems, music program services and other similar audio or video transmission systems and all security systems for the Center.

     (j) The cost of providing management, maintenance and security offices at the Center and the cost of providing center management and support staff to operate such offices and the Center.

     (k) An amount equal to fifteen percent ( 15%) of all other common area costs and expenses to cover Landlord's indirect administrative and overhead expenses.

     Such costs and expenses shall not include any allowance for depreciation of common area improvements, or any costs or expenses attributable to the heating, ventilating or air conditioning of the Enclosed Mall, but shall include all charges, surcharges and other levies of whatsoever nature imposed by, and all costs (whether or not capital in nature) of compliance with the requirements of, any federal, state or local governmental agency regulating the environmental, health and safety aspects of the Center and all costs, as reasonably amortized by Landlord with interest at the rate actually incurred by Landlord, of any capital improvement which is reasonably calculated to reduce common area costs.


PROPOR-   Section   14.05  SEE  ADDENDUM
TIONATE
PAYMENT

     (a) Tenant's proportionate share of such common area costs shall be that portion thereof which the Floor Area of the Premises bears to the Floor Area of the premises from time to time leased and occupied by tenants in the Center (other than tenant-owned buildings and certain major tenants who pay on a basis other than a proportionate share). Tenant's proportionate share shall be based upon the common area costs remaining after the deduction of costs paid directly by the owners of tenant-owned buildings and contributions at rates or in amounts specified in leases between Landlord and certain major tenants.

     (b) Prior to January 1 of each lease year, Landlord shall give Tenant a written estimate of Tenant's proportionate share of such common area costs (after taking into account the contributions referred to in (a) above) for the ensuing calendar year. Tenant shall pay such estimated amount to Landlord in equal monthly installments, in advance. In the event that actual common area costs experienced during any calendar year shall be greater or lesser than the estimates used by Landlord for calculating Tenant's monthly installments, Landlord may revise its estimates and Tenant's monthly installment; thereof. Any change in Tenant's

                                   ARTICLE XV
                         SIGNS, LIGHTING AND ADVERTISING

PROHIBITED       Section 15.01
ACTIVITIES

     Tenant shall not, without Landlord's prior written consent, do any of the following:

     (a) Install or affix to the exterior of the Premises any lighting or plumbing fixtures, shades, awnings, or exterior decorations (including exterior painting).

     (b) Install or affix to the Enclosed Mall Store front of the Premises or within four feet of such doors and windows and visible therefrom, any signs, lettering, placards, sign easels or the like. In no event shall such signs, lettering and placards exceed four (4) square feet in size.

     (c) Display or sell merchandise in, or otherwise obstruct, any area outside of the Premises.

     (d) Cause or permit to be used any advertising materials or methods which are objectionable to Landlord or which intrude upon the premises of other tenants of the Center, including, without limiting the generality of the foregoing, loudspeakers, phonographs, radios, television, :mechanical or moving display devices, unusually bright or flashing lights and similar devices the effect of which may be seen or heard or otherwise experienced outside the Premises.

     (e) Solicit business in the parking or other common areas, distribute any hand bills or other advertising matter in the parking area or in other common areas or utilize any truck or other vehicle signs.

     (f) Use any sign or advertising material that is not of professional quality. For the purpose of this Article, the term "exterior" shall also include exposures on the Enclosed Mall. No signs, lighting or advertising shall be permitted on any portion of the Premises which is exposed to the parking areas. Landlord may, without notice, remove any materials which violate the provisions of this Section, and the cost of such removal shall be additional rent payable by Tenant upon demand.

MAINTENANCE      Section 15.02

     Tenant shall at all times maintain its show windows, signs, doors and store front entrance floor in a neat, clean and orderly condition. If, as to any such sign, show window, door or entrance floor located on an exposure to the Enclosed Mall or the parking areas, Tenant shall fail to do so within two (2) days after receipt of written notice from Landlord, Landlord may repair, clean or maintain such exterior sign, show window, door or entrance Door and the cost thereof shall be payable by Tenant to Landlord upon demand as additional rent.

DISPLAY          Section 15.03
WINDOW
LIGHTING

     Tenant shall keep its display windows well lighted during all operating hours of Tenant and until such reasonable time as may be fixed from time to time by Landlord for all of the tenants in the Center, unless prevented by causes beyond Tenant's reasonable control.

ADVERTISED       Section 15.04
NAME AND
ADDRESS

     (a) In no event shall Tenant use or shall Landlord approve any trade name of Tenant for u.c. at the Premises or in or on any sign, stationery, business cards, advertising or promotional material or other written or oral disseminations by Tenant which contains as a portion of such trade name the words "South Coast Plaza," "South Coast," "Plaza," "Carousel Court" or "Jewel Court."

     (b) Tenant shall use as its advertised business address (and for no other purpose) the words "South Coast Plaza." Tenant |^|hall not acquire any property right in or to any name which contains said word combination as a part thereof. Such permitted use by Tenant of the words "South Coast Plaza" during the term of this lease shall not permit Tenant to use, and Tenant shall not use, such words other after the termination of this lease or at any other location. The foregoing shall not preclude Tenant, during the term of this lease, from using the words "South Coast Plaza" in any listing of Tenant's store locations at another store or on stationery, advertising materials or promotional materials.

ADVERTISING   Section 15.05  SEE ADDENDUM
EXPENDITURES

     (a) Tenant shall spend each lease year an amount equal to not less than two percent (2%) of its gross sales for such lease year on advertising its South Coast Plaza location in or for magazines, newspapers, radio, televison, direct|^|mail advertising or other |^|d media providing advertising external to the Center and selected by Tenant

     (c) to the date on which Tenant opens the Premises for business an amount equal to two (2) months initial Minimum Rent. Such expenditures shall be limited to advertisements promoting the opening of the Premises, any such media shall be as selected by Tenant and any such media shall be distributed or disseminated in the primary trade area of the Center. The first statement submitted by Tenant pursuant to subsection (b) above shall separately set forth the amount expended by Tenant pursuant to this subsection (c), and if Tenant shall fail to spend the amount required by this subsection, then Tenant shall pay the difference between the amount required to be spent hereunder and the amount actually spent by Tenant to the Fund within thirty (30) days after demand is made therefore by Landlord.

ACCEPTANCE      Section 15.06
OF
CENTER
CREDIT
CARD AND
GIFT
CERTIFICATES

     (b) For so long as Landlord or any agent or contractor of Landlord sells gift certificates for redemption at Center stores, Tenant shall accept such certificates at the Premises. Sales made in exchange for gift certificates shall be treated by Tenant on the same basis as cash sales. Tenant shall redeem gift certificates exchanged at the Premises with Landlord or Landlord's agent or contractor, as designated from time to time by Landlord. Nothing herein shall obligate Landlord to continue such gift certificate program for any particular period of time or at all.

CATALOG        Section 15.07 SEE ADDENDUM
ADVERTISING

     Tenant shall purchase advertisements of its location in the Premises (only) in each of the two (2) seasonal catalogs (Christmas and Spring) prepared and disseminated annually by Landlord. Such advertisements shall be full page in size and the costs thereof shall be established by Landlord. Nothing herein shall require Landlord to continue the preparation and distribution of such seasonal catalogs, and if Landlord elects to cease publishing such catalogs, Landlord may designate other advertising vehicles to be used by Tenant with a cost for such advertisements equivalent to the cost of the two (2) catalogs. In addition, Tenant may, if approved by Landlord, place advertisements in other advertising vehicles published by Landlord in lieu of but with a cost at least equal to the cost of advertising in the two (2) catalogs. If Tenant shall fail to place any advertisement required by this Section or shall place and then cancel any such advertisement, Tenant shall pay to the Fund as additional rent and within ten (10) days after Tenant's receipt of Landlord's invoice therefor, an amount equal to the cost which Tenant would have incurred for such advertisement.

SIGNS ON        Section 15.08
EXTERIOR

     Tenant acknowledges that it has been advised by Landlord that Landlord's present sign policy and the ordinances of the City of Costa Mesa substantially restrict signs on the exterior fascia of the Center (i.e., the exterior of the Center common areas). Accordingly, Tenant acknowledges that Landlord has informed Tenant that Tenant may not place any sign on the exterior fascia of the Center and Tenant agrees to comply with such restriction. Nothing contained herein, however, shall be deemed or construed to preclude Tenant's signs (in conformity with the provisions of Exhibits "C" and "E" hereto) on the exterior of the Premises fronting onto the Enclosed Mall.


                                  ARTICLE XVI
                                  MISCELLANEOUS

OFFSET          Section 16.01  SEE ADDENDUM
STATEMENT

     (b) Tenant's failure to deliver such statement within such time shall be conclusive upon Tenant (i) that this lease is in full force and effect, without modification except as may be represented by Landlord, (ii) that there are no uncured defaults in Landlord's performance, (^ni) that not more than one month's Minimum Rent has been paid in advance and (iv) that any other statement of fact regarding Tenant or this lease included by Landlord in the statement are correct.

     (c) Tenant irrevocably appoints Landlord as attorney-in-fact for Tenant with full power and authority to execute and deliver in the name of Tenant any estoppel certificate if Tenant fails to deliver the same within such twenty (20) day period, and such certificate, as signed by Landlord, shall be binding on Tenant.

LANDLORD'S        Section 16.02  SEE ADDENDUM
RIGHT OF
ACCESS

     Landlord and its agents shall have the right (a) to enter the Premises at all reasonable times for the purposes of examining or inspecting the same to ascertain if they are in good repair, monitoring, improving and remedying indoor air quality within the Center, making such alterations, repairs, improvements or additions to the Premises as Landlord may be required or permitted to make hereunder, exhibiting the same to prospective purchasers, lenders and tenants and posting notices which Landlord may deem necessary for its protection and (b) at any time in an emergency. Tenant shall cooperate with Landlord in exhibiting the Premises to perspective purchasers, lenders and tenants. Access by Landlord hereunder shall not, under the circumstance interfere with Tenant's use and enjoyment of the Premises, and Tenant waives any claim for damages for any injury or inconvenience to or interference with Tenant's business, occupancy or quiet enjoyment arising out of any permitted entry by Landlord. Tenant acknowledges that Landlord shall not retain a key to the Premises and may, in any emergency, enter the Premises in any manner which Landlord reasonably determines to be necessary, without liability therefor to Tenant. No entry by Landlord pursuant to this Section shall be deemed to constitute an eviction of Tenant or a forcible Detainer of the Premises. *materially

TRANSFER OF    Section 16.03
INTEREST

     In the event of any transfer or transfers of Landlord's interest in the Premises, the transferor shall be automatically relieved of any and all obligations and liabilities on the part of Landlord accruing from and after the date of such transfer. If any security deposit has been made by Tenant, Landlord may transfer such security deposit to such transferee, and thereupon Landlord shall be discharged from any further liability with respect thereto.

FLOOR              Section 16.04 SEE ADDENDUM
AREA

     "Floor Area" as used in this lease means, with respect to the Premises and with respect to each store separately leased, the aggregate of (a) the number of square feet of floor space on all floor levels, including mezzanines, measured from the center line of party walls between tenant areas and the exterior face of all other walls, and (b) all outside selling areas used for the sale of merchandise by tenants. No deduction or exclusion from Floor Area shall be made by reason of columns, stairs, elevators, escalators, or other interior construction or equipment. Landlord may, at any time and from time to time, make changes or additions to the Center which result in an increase or decrease in the aggregate Floor Area occupied or designed for occupancy by tenants of the Center provided, that, except as provided herein, no such change or addition shall increase or decrease the Floor Area of the Premises, ' Landlord shall, upon |^|omplction of Tenant's Work, cause the Prcmiscs to bc rcmcasurcd by Landlord's architect in accordance with the provisions of this Section and shall include the Floor Area of thc Premises as so determined in tbe supplemental agreement as to the Rent Commcnccment Date provided for in Section 2.02. In the event that the Floor Area of tbe Premises as so determined is greater or lcsscr than that set forth in the applicable Fundamental Lcase Provision, Landlord shall, cffectivc as of the Rent Commencement Date, adjust the monthly Minimum Rent (bascd upon thc pcr square foot rate sct forth in the applicable Fundamental Lcase Provision) and all items of additional rent bascd upon Floor Area (bascd upon the applicable charge rates in effect at tbe Rent Commencement
Date), and shall supply to Tcnant a statemcnt setting forth, in rcasonable detail, such adjustments. Any additional Minimum Rent or additional rent due as the result of such adjustment shall be paid by Tcnant to Landlord within tcn
(10) days aftcr Tenant's receipt of Landlord's statement; any overpayment by Tenant shall bc creditcd against thc ncxt rcnt payable by Tcnant. Subsequcnt to such adjustmcnt, Tcnant shall pay monthly Minimum

     Rcnt based upon such adjusted Floor Area and all items of additional rent based upon Floor Area in tbe adjusted amounts sct forth in such statement. Upon any change in the Floor Area of the Center, Landlord shall make a similar adjustment to additional rent pursuant to this Section. the Premises upon a default by Tenant hereunder. lf any portion of said deposit is so used or applied, Tenant shall within five (5) days after receipt of written demand therefor deposit cash with Landlord in an amount sufficient to restore the security deposit to its original amount and Tenant's failure to do so shall be a material breach of this lease, Landlord shall not be required to keep this security deposit separate from its general funds, and Tenant shall not be entitled to interest on such deposit. lf Tenant shall fully and faithfully perform every provision of this lease to be performed by it, the security deposit shall be applied against any amounts owed by Tenant to Landlord at the expiration or termination of this lease and any balance thereof shall be returned to Tenant (or at Landlord's option, to the last assignee of Tenant's interest hereunder) within the time specified in California Civil Code Section 1950.7.

     (b) Tenant shall, prior to or upon its execution and delivery of this Lease to Landlord, provide to Landlord current financial statements consisting of at least (i) a balance sheet of Tenant as of a date within ninety (90) days prior to Tenant's execution of this lease, (^n) an income or profit and loss statement of Tenant for its last full fiscal year and (^ni) if Tenant's last full fiscal year ends more than ninety (90) days prior to the date of Tenant's execution of this lease, a profit and loss statement for the period from the end of such last full fiscal year to a date within ninety (90) days prior to the date of Tenant's execution of this lease. If such financial statements are audited or reviewed by an independent public accountant, such financial statements shall be accompanied by the letter or certificate of such accountant. Otherwise, such financial statements shall be accompanied by a certificate executed by Tenant or Tenant's chief financial officer certifying as to the accuracy and completeness of such financial statements.

LATE           Section 16.06  See Addendum
PAYMENTS
AND
DELIVERIES

     (a) Any amount due from Tenant to Landlord hereunder which is not paid to Landlord when due shall bear interest at the maximum rate of interest which Landlord is the permitted to charge by the applicable usury law, accruing from the date due until the same is fully paid. Payment of such interest shall not excuse or cure any default by Tenant pursuant to this lease. Such rate shall remain in effect after the occurrence of any breach or default hereunder by Tenant to and until payment of the entire amount due.

     (b) TENANT ACKNOWLEDGES THAT THE LATE PAYMENT BY TENANT TO LAND- LORD OF RENT AND OTHER SUMS DUE HEREUNDER AND THE FAILURE TO DELIVER ON TIME GROSS SALES REPORTS AND OTHER ITEMS REQUIRED TO BE DELIVERED WILL CAUSE LANDLORD TO INCUR COSTS NOT CONTEMPLATED BY THIS LEASE, THE EXACT AMOUNT OF WHICH WILL BE EXTREMELY DIFFICULT TO ASCERTAIN. SUCH COSTS MAY INCLUDE, BUT ARE NOT LIMITED TO, ADMINISTRATIVE, PROCESSING AND ACCOUNTING CHARGES, AND LATE CHARGES WHICH MAY BE IMPOSED ON LANDLORD BY THE TERMS OF ANY ENCUMBRANCE COVERING THE PREMISES. ACCORDINGLY, IF ANY SUM DUE FROM TENANT, ANY GROSS SALES REPORT DUE FROM TENANT OR ANY OTHER ITEM DUE FROM TENANT' HEREUNDER SHALL NOT BE RECEIVED BY LANDLORD OR LANDLORD'S DESIGNEE WITHIN * DAYS AFTER THE DATE DUE, TENANT SHALL PAY TO LANDLORD, IN ADDITION TO AN INTEREST ON DELINQUENT AMOUNTS PROVIDED ABOVE, A LATE CHARGE EQUAL TO THE GREATER OF TWO PERCENT (2|^|o) OF THE DELINQUENT AMOUNT (IF APPLICABLE) OR $ 100.00, AS LIQUIDATED DAMAGES PER OCCURRENCE. THE PARTIES AGREE THAT SUCH LATE CHARGE REPRESENTS A FAIR AND REASONABLE ESTIMATE OF THE COST LANDLORD WILL INCUR BY REASON OF LATE PAYMENT OR LATE DELIVERY BY TENANT. ACCEPTANCE OF SUCH LATE CHARGE SHALL NOT CONSTITUTE A WAIVER OF TENANT'|^|"S DEFAULT WITH RESPECT TO SUCH OVERDUE AMOUNT OR OTHER ITEM, NOR PREVENT LANDLORD FROM EXERCISING ANY OTHER RIGHTS AND REMEDIES GRANTED HEREUNDER OR BY LAW TO LANDLORD.

     (c) If Tenant shall. during any six (6) month period, be more than ten (10) days delinquent in the payment of any rent or other amount payable by Tenant hereunder on three (3) or more occasions then, notwithstanding anything herein to the contrary, Landlord may, by written notice to Tenant, elect to require Tenant to pay all Minimum Rent and additional rent payable hereunder quarterly in advance. Such right of Landlord shall be in addition to and not in lieu of any other right or remedy available to Landlord hereunder or at law on account of Tenant's default hereunder.

SEPARABILITY    Section 16.07

     Any provision of this lease which shall prove to be invalid, void or illegal shall in no way affect,

INCORPORA-       Section 16.10
TION OF PRIOR
AGREEMENTS
AMENDMENTS
COUNTERPARTS

     This lease and the exhibits and any addenda hereto cover in full cach and evcry agreemcnt of ; every kind or nature wbatsocver betwcen the parties bereto conccrning thc Prcmiscs and thc Ccntcr, and all preliminary negotiations and agreements of whatsocver kind with respect to thc Premises or the Centcr, ezcept tbose contained berein, arc superseded and of no furtber force or cffcct. No person, firm or corporation has at any time had any authority from Landlord to make any rcpresentations or promiscs on bebalf of Landlord, and Tenant ezpressly agrees tbat if any sucb representations or promises bave becn made by Landlord or others, Tenant hereby waives all right to rely thereon. No verbal agrecmcnt or implied covcnant sball be beld to vary the provisions hereof, any statute, law or custom to tbe contrary notwithstanding. No provision of this lease may be amended or addcd to exccpt by an agrecmcnt in writing signed by thc partics bcrcto or tbcir respective successors in interest. No employee or agent of Landlord sball havc autbority, by letter, memorandum or other written communication, to amend, vary or delete any provision of this lease or any exhibit hereto, unless such written instrument bears the signature of Landlord's managing gcncral partncr. This lease sball be construcd strictly neitber against Landlord nor Tenant. This lease shall be ezecutcd in several counterparts, eacb of which shall be deemed an original, but all of whicb shall constitute one and thc same instrument.

NOTlCES Section 16.11 SEE ADDENDUM , request, demand or other communication

     Any notice, consent or approva|^|"Notice") rcquircd or pcrmittcd to bc given hcrcundcr shall bc in writing and may bc scrvcd pcrsonally or by mail; if servcd by mail it sball bc addresscd as spccificd in thc applicable Fundamental Lcase Provision. , . Any Notice whicb is personally served shall be effectivc upon service; any Notice given by mail sball be deemed effectively given, if deposited in the United States mail in tbe State of California, rcgistcred or certified with return rcccipt rzquested, postagc prepaid and addrcsscd |^| as spccified in the applicable Fundamental L,casc Provision, on thc datc of rcceipt, refusal or non-dclivcry indicated on tbc return receipt. In addition, cithcr party may send Noticcs by fi|^|S|^|.|^|t any reputable couricr service which provides written proof of delivcry. Any Notice sent by courier shall be effective upon tbe date of delivery as set fortb in tbc courier's delivery rcceipt. Eitber party may, by Noticc to the other from time to time, specify a different address for Notice purposes.

BROKERS        Section 16.12

     Tenant warrants that it has had no dealings witb any real estate broker or agcnt in connection with the negotiation of this lease, excepting only tbe broker, if any, named in tbe applicable Fundamental Lease Provision, and tbat Tcnant knows of no otber real estate broker or agent who might be cntitled to a commission in connection with this lease. Tcnant expressly agrees and covenants to hold I,andlord harmlcss and to defend Landlord from any claims, thrcatened or assened, by any brokcr, finder or agcnt claiming undcr or through Tcnant in connection witb tbe negotiation and ezecution of tbis lcase. Any brokcr or finder specified in tbe applicable Fundamental Lease Provision shall bc paid by Landlord but only in such amount(s) and at sucb time(s) as shall bc agreed upon in writing by I,andlord and such broker or finder. Paymcnt of any broker or finder claiming througb Tenant shall, ezcept as set fortb in the immcdiatcly prcccding scntencc, be the sole responsibility of Tenant.

WAIVERS       Section 16.13

     No waiver of any provision hcreof shall be deemed a waivcr of any other provision hercof. Consent to or approval of any act by one of tbe parties hereto shall not be dccmed to rendcr unnccessary thc obtaining of such party's consent to or approval of any subsequcnt act. Failure of Landlord to take any action or send any notice to Tenant shall not be deemed a waiver by Landlord of any failure by Tenant to timcly and properly exercise any option granted to Tenant pursuant to this lease or any amendment hereto. Any such option whicb is not ezercised within the time and in the manner specified for ezercise shall automatically lapse witbout rcquirement of any action by Landlord. No act or thing done by Landlord or Landlord's agents during the tcrm of this lease shall be deemcd an acceptance of a surrender of the Premises, unless done in a writing signed by Landlord. Tenant's delivery of keys to any employee or agent of Landlord shall not opcratc as a tcrmination of this leasc or a surrcnder of the Premises unless donc pursuant to a written agrcemcnt to such effect czccutcd by Landlord.

RECORDING      section 16.14   See Addendum


ADVERTISING    Section 16.15
AND
PROMOTIONAL
FUND

     (ii) The initial annual contribution to the Fund by Tenant shall be at thc rate pcr square foot of Floor Area set fortb in the applicable Fundamental Lcase Provision (or in thc minimum amount of $2,500 per year). Tenant's initial contribution may be adjusted at tbe cnd of cach leasc ycar as rcasonably determined by Landlord to be necessary to cover increased costs in operating tbc Fund and/or to advertise and promote the Center in a manner satisfactory to Landlord. The rate uscd for detcrmining tbe amount of Tenant's contributions tn the Fund be tbe samc ratc uscd in dctcrmining thc amount of contributions to the Fund by othcr tenants of the Cent|^|i'|^| Contributions to tbe Fund shall be additional rent pursuant rn this lease, and failure of Tcnant to pay any requircd contribution to tbe Fund as and when due shall|^|e |^|eemed a default under this Iease cntitling I.andlord to ezercise all rcmedies availablc to a landlord against a defaulting tenant, including those set forth in Article XIIl.

     (iii) Landlord agrees to contribute to the Fund each lease year an amount equal to twenty-5ve percent (25|^|Fo) of the aggregate contributions of tenants of thc Centcr to the Fund, provided that thc aggrcgate of Landlord's contribution to the Fund for any lcase year sball not ezceed $30,000.

     (iv) Landlord shall have the ezclusive rigbt to hire a markcting dircctor, sccrctary and other personnel who, in Landlord's sole judgment, are required to carry out tbe purposes of tbe Fund. All such personnel sball be under tbe exclusive control and supervision of Landlord, wbo shall have the solc authority and rcsponsibility to bire and discbarge sucb personnel and to determine their compensation and benefits. Landlord shall have the sole authority to direct tbe pcrformancc by such pcrsonncl of thcir activitics, including but not limited to, placement of advertising, sebeduling of promotional events and attcndance at trade or industry conventions.

     (v) Landlord shall have tbe cxclusive right to sclcct a committcc, composcd of a reprcscntativc of Landlord and at least four (4) representatives of tenants at tbc Ccntcr, to rcndcr advicc to Landlord in connection with promotional and advcrtising activitics conducted through the Fund. All such committec membcrs shall be selectcd by and shall serve at tbe pleasure of Landlord. Tbc solc function of such committee shall be to rcndcr advicc whcn and if requircd by Landlord, and such committec shall bavc no approval or consent rights witb respect to Landlord's decisions concerning thc use of the Fund. |^| ,

     (vi) Notbing :ontained berein shall rcquirc Landlord to spend more in any lcase ycar in operating the Fund tban Landlord collects from tenant contributions to the Fund plus Landlord's contribu- tion specified above. Landlord may cbarge all costs and czpenscs of operating the Fund in any lcase year against the budget thcrcfor. Said costs and expenses may include witbout limitation tbe following:

     (A) the scrvices of a markcting dircctor and all sta|^|' and outside consultants (including professional markcring service organizations) decmed neccssary by Landlord to carry out effectively tbe purposes of the Fund, including without limitation all payroll, payroll taxcs and cmploycc bcncfits of any such director and staff;

     (B) sucb reasonable amount of space within tbe Ccnter or elscwhere as may be necessary to operate th|^|e Fund, the rental therefor to be comparable to tbe rcntals for similarly sized tenant spaces in tbe Center; ,

     (C) all actual costs incurrcd in advcrtising and promoting tbe Centcr, including without limitation radio, newspaper, television, direct and indirect costs of services, artwork, copy, printing, paper, stationery and supplies; and

     (D) such office equipment, utilities and telephones as may be deemed neccssary by tbc promotional director.

     (c) In addition to Tenant's annual contribution to tbe Fund, Tenant sball also pay to Landlord on execution of this leasc an initial advertising cbarge in tbe amount specified in tbe applicable Fundamental I,ease Provision. Such initial advertising cbarge sball be used by Landlord for promotional and adv:rtising activities related to tbe opening of tbe Premises.

*shall

**other than major  department  stores.

LIENS  Section 16.16

     Tenant shall do all things reasonably necessary to prevent the filing of any mcchanics' or other liens against the Ccnter or any part tbereof by rcason of work, labor, services or matcrials supplied or claimed to have been supplied to Tcnant, or anyone holding the Prcmiscs, or any part tberoof, through or under Tcnant. If any such lien shall at any timc be filcd against tbc Centcr, Tenant shall either cause the same to be discharged of record within twcnty (20) days aftcr tbc datc of filing of thc samc or, if Tenant in Tcnant's discrction and in good faitb dctcrmincs that such licn should be contcstcd, sball furnish sucb security as may be ntcessary or required to (i) prcvcnt any forcclosurc proceedings against thc Center during tbe pendcnry of such contcst, and (^n) cause Ticor Titlc Insurance Company of California or otbcr mutually satisfactory title company to rcmove such licn as a mattcr aBecting title to tbc Centcr on a titlc rcport or titlc policy issucd with rcspect to thc Center. If Tcnant shall fail to either discharge such lien or furnish such security within sucb period, tben, in addition to any other rigbt or remedy of Landlord resulting from
Tenant's said dcfault .. . .'

SUBORDINA-       Section 16.17
TION

     This lease sball, at Landlord's option, be eitber supcrior or subordinate to all ground or undcrlying leases and any mortgage, deed of trust or otber security instrument that may exist or bercafter be placed upon the Center or any part thereof and to any and al) advances to be made tbcrcunder and to tbe intcrcst tbercon and to all renewals, replacements and extensions thereof. Tcnant shall, upon writtcn demand by Landlord, (a) execute such instruments as may be required at any time and from time to time to subordinate the rigbts and interests of Tenant under tbis lease to any such ground lease or the licn of any sucb mortgagc, dced of trust, or other security instrumcnt, or, if requested by Landlord, to subordinatc any such ground lcasc, mortgage, deed of trust or other security instrument to this lease, . Providcd, bowcvcr, that Tcnant sball, in the event any proccedings are brought for the tcrmination of sucb ground leasc or tbc forcclosure of any such mortgage or deed of trust, attorn to tbe ground lessor or purcbaser upon foreclosure salc or sale under power of sale, and sball recognize such ground lcssor or purchascr as Landlord under this leasc, and, so long as Tenant is not in default hercunder, such tcrmination or foreclosure shall not tcrminate this lcase or otherwise affect Tenant's rigbts hereunder.

TENANTS          Section 16.18
AUTHORITY

     Each individua: executing this lease on behalf of Tenant reprcscnts and warrants that the execution and delivery of this lease on bchalf of Tenant is duly authorized, that bc or sbc is authorizcd to execute and deliver tbis lease on behalf of Tenant and that tbis lease is binding upon Tenant in accordance with its terms. If Tcnant is a corporation, Tcnant sball also delivcr to Landlord concurrcntly with cxecuted copies of this lease a certified copy of a resolution of Tenant's board of directors or tbc cxecutive committcc thereof authorizing or ratifying tbe execution of tbis lease. Failure of Tenant to providc sucb resolution shall not, however, relieve Tenant of its obligations pursuant to this lease.

SAFETY AND       Section 16.19
HEALTH

     Tenant covenants at all times during tbe term of this lease to comply with the requirements of the Occupational Safety and Health Act of 1970, 29 U.S.C. Section 651 et seq. and any analogous legislation in California (collectively, the "Act"), to tbe extent tbat the Act applies to tbe Premises and any activitics therein. Witbout limiting tbe generality of tbe foregoing, Tenant covenants to maintain all working arcas, all machinery, structures, electrical facilities and tbe like upon tbe Premises in a condition tbat fully complies with the requirements of tbe Act, including such requirements as would be applicable with respect to agents, employees or contractors of Landlord wbo may from time to timc be present upon the Premises, and Tenant agrees to indemnify and bold harmless Landlord from any liabilities, claims or damages arising as a result of a breach of tbe foregoing covenant and from all costs, expenses and charges arising therefrom including, without limitation, attorneys' fees and court costs incurred by Landlord in connection thercwith.

INDEMNTITES      Section 16.20

     The obligations of the indemnifying party under eacb and every indemnification and hold harmless provision contained in tbis lease sball survive tbe cxpiration or earlier termination of tbis Iease to and until the last to occur of (a) tbe last date permitted by law for the bringing of any claim or action with respect to wbich indemnification may be claimed by the indemnificd party against the indemnifying party under such provision or (b) tbe date on wbicb any claim or action for wbich indcmnification may be claimed under such provision is fully and finally resolved and, if applicable, any compromise thereof or judgment or award thereon is paid in full by tbe indemnifying party and the indemnified party is rcimbursed by tbe indemnifying party for any amounts paid by the indemnified party in compromise thereof or upon a judgment or award thereon and in defense of such action or claim, including rcasonable attorncys' fccs incurrcd. Payment shall not be a condition precedent to recovery upon any indemnification provision contained berein.

NON-             Section 16.21 SEE ADDENDUM
DISCLOSURE
OF LEASE
TERMS

     Landlord and |^|enant agree that the terms of tbis lease arc confidential and constitute proprietary information of the parties bercto. Disclosure of tbe terms bereof could adversely affect the ability of Landlord to negotiate witb otber tenants of tbe Center. Eacb of tbe parties hereto agrees that sucb party, and its respective partners, o|^|ccrs, dircctors, cmployees, agents and attorneys, shall not disclose tbe tcrms and conditions of this leasc to any other person witbout tbe prior writtcn conscnt of thc otber party bcreto cxccpt pursuant to an order of a court of competent jurisdiction. Providcd, bowever, tbat Landlord may disclose tbe terms bcreof to any lendcr now or hereaftcr having a lien on Landlord's intcrcst in tbc Ccntcr, or any portion tbcreof, and cithcr party may disclose the term: bereof to its respective independcnt accountants who review its respective financial statements or vre|^|are its rcsvectivc tax rcturns. to anv nrnsncctivc transfcrc|^|

GENDER    Section 16.22
TENANTS


     indicated as Tenant herein, each person or entity subscribing as a Tenant shall be jointly and severally liable for all obligations of Tenant hereunder. Subject to the provisions of Article X, thc tcrms, conditions and covenants contained herein shall be binding upon and inure to the bcnefit of thc heirs, succcssors, ezccutors, administrators, marital communities, if any, and assigns of the partics hcreto.

FORCE         Section 16.23
MAJEURE

     In the event that cither Landlord or Tenant is delayed in pcrforming any obligation of Landlord or Tenant pursuant to this leas|^| by any cause beyond the rcasonable control of the party required to pcrform such obligation, the time period for performing such obligation shall be extended by a period of time cqual to the period of the delay. For the purpose of this Section:

     (a) A cause shall be beyond the reasonable control of a party to this lease when such cause would aflect any person similarly situated (such as a power outage, labor strikc or truckers' strike) but shall not be beyond the reasonable control of such party when peculiar to such party (such as financial inability . or failure to order long lead time materials su|^|ciently in advance).

     (b) Tbis Section shall not apply to any obligation to pay money or delay thc Rcnt Commcnce- ment Date.

     (c) In the cvent of any occurrence which a party b|^|lieves constitutcs a causc beyond thc reasonable control of such party and which will dclay sny pcrformance by such party bcrcundcr, such party shall promptly in writing notify the other party of the occurrcnce and nature of such cause, thc anticipated period of delay and thc stcps being taken by such party to mitigate thc cffccts of such dclay.

YIELD UP      Section 16.24
PREMISES

     At thc expiration or carlier tcrmination of tbis lcase, Tenant shall pcaccably yicld up the Prcmiscs and all additions made upon the same and the keys thereto to Landlord, in the condition speci6ed in Section 16.28(a) and shall executc, acknowlcdge and delivcr to Landlord, within fivc (5) days aftcr writtcn dcmand from Landlord to Tenant, any quitclaim dced or othcr document which may be rcasonably requested by any reputable title company to remove this lease as a matter affecting title to thc Premises on a title policy or preliminary title report with respect to the Center.

RELOCATION   secaon 16.25 SEE ADDENDUM
OF TENANT

     Landlord, at its sole expense, on at least 90 days prior written notice at any time during the term, may require Tenant to move from the Prcmises to other space of comparable size and decor in order to permit Landlord to consolidate the space leased to Tenant with other adjoining space leased or to be leased to another tenant. Provided, bowever, that in the evcnt of receipt of any such notice, Tenant, by writtcn notice to Landlord given within twenty (20) days after receipt of Landlord's notice, may elcct not to movc to the other space and in lieu thereof to terminate this lease, effectivc 60 days after tbe date of thc original notice of relocation by Landlord. ln the cvcnt of any such rclocation, Landlord will pay all cxpcnscs of prcparing and decorating the new premises so that they will be substantially similar to the Prcmises and I.andlord will also pay the expense of moving Tenant's trade fixtures and equipment to the relocated premises. In such event this lease and each and alI of the terms, covenants and conditions hcreof shall remain in full force and effect and thereupon be deemed applicable to such new space except tbat:

     (a) The applicable Fundamental Lease Provisions shall be revised and substituted to rcflcct the new premises, any change in Floor Area and any changes in the Minimum Rent and additional rent, e|^|ective as of the date of relocation, resulting from a di6'erence in the Floor Area of the Premises and such substituted premises.

     (b) Tnere shall be no abatement of any rent payable bereunder on account of Tcnant's relocation or any inconvenience nr business loss caused to Tenant thereby.

NO OPTION     Section 16.26

     Submission of this lcase to Tenant shall not be dcemed to be an offcr or option for Tcnant to lease the Premises or a reservation of the Premises. Landlord shall not be bound hereby until its delivery to Tenant of an cxecuted copy hcrcof signed by Landlord, already having bcen signed by Tenant, and until such delivcry Landlord rcserves the right to czhibit and lcase the Premises to othcr prospective tenants.

     Notwithstanding anything contained hcrein to the contrary, Landlord may withhold delivcry of possession of the Premises from Tenant until such timc as Tcnant bas paid to Landlord |^|and any other sum owed pursuant hercto, and has dclivered to Landlord a certificate as to Tenant's insurance pursuant to Article VIII, ccrtificd rcsolutions pursuant to Scction 16.18 (if applicable) and any guaranty required with respect to Tenant's obligations.


TERMINATION     Section 16.28

     If this lease is terminated by Landlord under any provision hercof, and upon the ezpiration of the term of this lease (collcctively, the "tcrmination date"), tbc following sball pcrtain:

     (a) Tenant shall, within fiftcen ( I 5) days after the termination date, removc from thc Premises all mercbandise, furniture, furnisbings, equipment and movable trade fixtures and shall surrcndcr thc Premises to I,andlord in the condition required by Sections 7.02(c), 7.03 and 7.04. Tenant sball, at Tenant's cost, repair any damage zo the Premises caused by such removal. Any items wbicb Tenant is permittcd to remove but fails to remove prior to the surrender of the Premises to Landlord shall be deemed abandoned by Tenant, and I,andlord may retain or dispose of the same as Landlord sees fit without claim by Tenant thereto or to any proceeds thereof. If Landlord elects to remove and dispose of any such items abandoned by Tenant, the cost of such removal and disposal shall be additional rent payable by Tenant to Landlord upon demand. Tenant sball pay all amounts payable by it through the tcrmination date and any costs charged pursuant to the immediately preceding sentence, cacb of thc parties sball bear tbeir own costs and fees incurred (including all costs incurred in performing their respcctivc obligations bcrcundcr) through the termination date and from and after the termination datc neither party sball have any furtbcr obligations to the other, except for tbose obligations set forth in this subsection, in
Section 16.16 and in subsection (b) below.

     (b) Notwitbstanding tbe provisions of subsection (a), upon any such tcrmination or cxpiration, the following shall pertain:

     (i) Landlord agrees to defend, indemnify and hold harmless Tenant from and against any and all claims, costs, czpcnses, losses, damagcs, actions and causcs of action for whicb Landlord is responsible undcr tbis lcasc and which accruc on or bcforc tbc tcrmination date.

     (ii) Tcnant agrces to defend, indemnify and hold harmlcss Landlord from and against any and all claims, costs, losses, expenses, damagcs, actions and causes of action for whicb Tcnant is responsible under this leasc and wbicb accrue on or bcforc thc tcrmination datc. (^ni) Tcnant shall rcmain liable for thc cost of all utilitics uscd in or at thc Prcmiscs through the termination date accrued and unpaid, whether or not thcn billed, as of tbe termination datc until full payment thereof by Tcnant. Tcnant shall obtain directly from the companies providing such scrvices closing statements for all services rendered througb the termination date and shall promptly pay thc same. If any utility statement with respect to the Premises includes chargcs for a pcriod partially prior to and partially subsequent to the termination date, such charges shall be prorated as between Landlord and Tenant, with Tenant responsiblc for tbe portion thereof (bascd upon a fraction thc numerator of whicb is the number of days of service on sucb statcmcnt througb tbc termination date and thc denominator of which is the total numbcr of days of service on such statcment) through tbe termination date and Landlord shall be responsible for the balance. Tbe party receiving any such statement whicb requires proration bereunder shall promptly pay such statement and the other party shall, within ten ( 10) days after rcccipt of a copy of such statement, rcmit to tbe party paying tbe statcmcnt any amount for which such other party is responsible bereunder.

     (iv) Tenant shall remain responsible for any taxes of the type dcscribed in Scction 5.03 and assessed against tbe Premises and the pcrsonal propcrty located tberein or tbereon with a lien date prior to the termination datc, irrespcctive of tbe date uf tbe billing thcrefor, and shall indcmnify and hold Landlord barmless with respect to any claims for such taxes or resulting from non-payment tbereof.

TAX              Sectioa 16.29  SEE ADDENDUM
BENEFITS

     Landlord shall be entitled to all tax benefits arising from all construction by Landlord with respect to the Premises and any allowance provided by Iandlord to Tenant pursuant to this lease. Subjcct to the immediately preceding sentence, Tenant shall be cntitled to all taz benefits arising from Tenant's Work with respect to the Premiscs pursuant to Section 17.03, arising fiom any altcrations to or renovation of thc Premises conducted by Tenant or arising from tbe installation by Tcnant in the Premises of furniture, furnishings and equipment. Neithcr party shall claim or attempt to claim any tax benefits whicb are thc property of tbe otber party bereunder. ,



ACCORD            Section 16.30
AND
SATISFACTION

     (a) Thc receipt, retention, cashing, depositing or cndorsemcnt by Landlord of any check, draft or other instrument of paymcnt delivered by Tenant or any proposed assignee of or successor to Tenant sball not be deemed to bc an acccptance by Landlord of any attempted alteration, assi|^|ment or notation written on said instrumcnt by the maker tbcrcof.

     (b) No payment by Tenant or receipt by Landlord of a lesser amount than tbc rcnt hcrcin

FINANCING      Section 16.31

     this lease prepared by Landlord and embodying such changes, so long as such changes do not |^|l|^|- increase Tenant's obligation ereunder. ln the event that Tenant shall fail to ezecute and delivcr such amendment within twenty (|^| days after receipt thcreof by Tenant, sucb failure shall constitutc a default hereunder by Tenant and shall cntitle Landlord to all rcmcdics available to a landlord against a defaulting tenant pursuant to a written lease, including but not limited to those remedies sct forth in Anicle XIII. *or decrease Tenant's rights

                                  ARTICLE XVII
                            CONSTRUCTION OF PREMISES

CONDITION        Section l7.O1  SEE ADDENDUM
OF
PREMISES



DESIGN         Section 17.02 SEE ADDENDUM
REVIEW

     On or before tbe date specified in tbe applicable Fundamental Lease Provision, Tenant and Landlord's architect sball bold a preliminary design meeting (the "PDM"), to review and discuss Tenant's Work pursuant to Section
17.04.  The PDM shall be subject to and in accordance  witb the  following:

     (a) Tenant shall be responsible to schedule tbe PDM promptly upon receipt by Tenant of a fully executed copy of this lease. The PDM shall be scheduled through Landlord's architectural dcpanmcnt at (714) 546-0110. In no event will Landlord review and approve working drawings and specifications until the PDM has been beld.

     (b) Tenant sball cause its architect and any othcr person(s), sucb as interior design consultants and electrical/mechanical engineers employed by Tenant in conncction with Tcnant's Work, whom Tcnant believes will be involved in tbe design of Tenant's Work, to attend the PDM. Landlord sball cause its architcct and any consultant(s) deemed necessary by I,andlord to attend tbe PDM.


     (c) At least three (3) days prior to the PDM, Tenant sball delivcr to Landlord's architect eac5 of the following:

     (i) A conceptual color board with colors and matcrials which Tenant intends to use as pan of Tenant's Work;

     (ii) A conceptual dimensioned store front elevation with all colors and materials idcntificd and Tenant's sign depicted on tbe Premises storefront or, in the alternative, photographs, anists' renderings or a study model of storefronts previously constructed by Tenant;

     (iii) Material samples of the conceptual interior floor covering and entry floor covering which Tenant proposes to use in the Premises; and

     (iv) Any other samples, pbotographs or renderings of other Tenant locations which Tenant believes will be useful to Landlord in reviewing and considering Tcnant's proposed concept for the Premises. All materials submitted by Tcnant sball be tagged or othcrwise idcntified to Tenant and shall be dated. All such materials will be retained by Landlord until completion of Tenant's Work.

     (d) At tbe PDM, the following sball occur:

     (i) Landlord's architect sball review Tenant's submission and shall orally and in writing advisc Tenant of any items whicb dn not mcet tbe requiremcnts of Ezhibits "C" and "u."

     (ii) Landlord and Tcnant sball establisb a dcsign and construction schedule (in bar-chan form) for design and construction of Tcnant's Work. Howevcr, nothing contained on sucb scbcdule shall be deemed or construed to alter or affect the Rcnt Commcnccmcnt Date.

     (iii) Tcnant shall dcsignatc one individual cmployec or agent svho shall be authorizcd to act on bcbalf of Tenant with rcspcct to all matters penaining to tbis lcase, including all matters rclativc Io Tcnant's Work. Landlord may treat any approval or conscnt givcn by such person as the approval or consent of Tenant. Tenant may, by written noticc to Landlord, changc its daignatcd rcprcscntativc with respect to matters arising after thc datc of Landlord's receipt of such notice.

PLANS FOR         Sectioo 17.03 SEE ADDENDUM
TENANT'S
WORK

     (a) Promptly upon completion of thc PDM, Tenant, at Tcnant's solc cost and czpcnsc, shall cause to be prepared and delivcred to Landlord for Landlord's approval four (4) sets of working drawings and specifications ("working drawings") prepared in conformity witb thc applicablc provisions of Ezhibits "C" and "E" by a ticensed architect approved by Landlord. Landlord shall promptly notify Tenant of thc respects, if any, in which said working drawings fail to conform to tbe applicable provisions of Ezbibits "C" and "E," and Tenant shall promptly make any revisions necessary to corrcct such matters and obtain Landlord's approval. Landlord's approval, which shall not be unreasonably withbcld or delaycd, shall bc evidcnccd by Landlord's causing one ( 1 ) set of such working drawings to be initialed on its bchalf and returned to Tenant.

     (b) After Landlord's approval of Ihe working drawings no change shall be made therein except as provided in this subsection (b): * **

     (i) No change may be made by|^||^| without the prior written conscnt of|^|t|^|r|^|liar (which shall not be unreasonably withheld or delayed); and ***


     (ii) All arcbitectural  services  necessitated shall be rendered by ' .

     (c) For  purposes of design and  approval of Tenant's  Work:

     (i) Tenant's working drawings shall contain detailed depictions of all aspects of Tenant's Work, and shall be at lcast as detailed as the sample drawing and storefront elevation attached to Ezhibit "E."

     (ii) Tenant shall bc solcly rcsponsible to cnsure compliancc with Divisions 1-4 of Titlc 24 of the California Administrative Code. Accordingly, at or prior to the date tbat Tenant submits its working drawings to Landlord, Tenant shall submit to La,:idlord (A) enginecred electrical drawings for tbe Premiscs signcd by an electrical cngineer liccnsed in the State of California and (B) a complcte sct of calculations showing the clectrical load for the Prcmises (upon completion of Tcnant's Work) and dcmonstrating compliance, both as to electrical and mechanical requirements, with Title 24.

     (iii) Landlord's rcview and approval of specifications and working drawings pursuant to this Section shall indicate no more than aesthetic approval. Approval by Landlord shall not relieve Tenant of its obligation to obtain all approvals and pcrmits from all governmental autborities having jurisdiction or constitute a warranty tbat any items approved by Landlord comply with applicable law or any rcquiremcnts of governmental authorities havingjurisdiction.

     (d)Concurrcntly . with each submittal by Tenant to Landlord of any plans and specifications for work to be undcrtaken in thc Premises after completion of Tenant's Work (e.g., any latcr rcmodel or othcr alteration), Tcnant shall again pay to Landlord a plan review fee of One Thousand Five Hundred Dollars ($ 1,500.00). Landlord shall have no obligation to review any plans, specifications or working drawings submitted by Tcnant until it also receivcs the plan review fee applicable thereto.

TENANT'S           Section 17.04  SEE ADDENDUM
WORK
     (a) As a maten|^| consideration for the execution by Landlord of this lcase, Tcnant agrccs to construct tenant improvemcnts in the Premises with quality work using first class matcrials. Such work of redecorating, remodeling and renovating ("Tenant's Work") shall include a new storefront and sign, ncw fixtures, and new wall and floor coverings. Landlord and Tenant agree that Landlord shall, in ezcrcising its approv|^| rigbts witb respect to Tenant's Work, bave the rigbt to insist on a distinctive, high quality store using only first class materials and workmanship and mceting the specific oriteria set forth in this lease. ,.


     Subject  to tbe  foregoing,  however,  L,andlord's  approvals  pursuant  to
Section 17.03 sball not be unreasonably withheld so long as Tenant's Work complics with thc applicable rcquirements of Ezbibits "C" and "E" and governmental autborities having jurisdiction.

     (b) Tenant sball cause Tenant's Wo:k to be performcd by a licenscd gencral contractor or contractors approved by Landlord, whicb approval must be obtaincd prior to solicitation of contract bids. Tenant's Work sball be commcnced on or before the outside date for commencement of sucb work specificd in the applicable Fundamental Lease Provision. Tenant shall cause Tenant's Work to be completed in accordance with the applicable provisions of Exhibits "C" and "E" on or before tbe Rcnt Commcncemcnt Date and shall open thc Prcmises for business upon such complction, baving tberetofore, at its solc ezpense, completed tbe cquipping, dccoration and stocking of thc Premiscs to tbe eztcnt ncccssary to cnable it to so open for business.

     with all final signatures there|^|n. As and when progress payments are made by Tcnant with rcspect to Tcnant's Work, Tenant shall obtain, from each person furnishing labor or matcrial with rcspect to Tcnant's Work, unconditional waivers and releases of lien claims in the forms rcquircd by California Civi1 Codc Section 3262.

     (d) I,andlord and Tenant acknowledge that rcview by the City of Costa Mcsa (the "City") of plans for and issuance of a perlnit with respect to Tenant's Work may rcquire sevcral wccks duc to the backlog of projects currently in the City awaiting review and approval. Landlord has madc amarigemcnts to expeditc such process by use of an indcpendcnt engineer approved by thc City. Accordingly, in conncction with Tenant's Work, Tenant shall enter into an Accelerated Building Plan Review Agreement (the "Agreement") with the City and an engineer approved by thc City and dcsignated by Landlord and in the form of Ezhibit "F" attacbed hereto. All plans witb respect to Tenant's Work requiring City approval shall be submitted to such engineer for review and approval and all fees and costs incurred in such review and approval proccss shall be borne by Tenant. Landlord shall coaper|^|te witb Tenant as rcquircd in effocting such review and approval (including executing the Agreement if required), but all costs and fees in conncction thcrcwith shall be borne by Tenant.

     (e) Prior to commencement of Tenant's Work in the Prcmiscs, Tcnant or Tenant's gencral contractor shall deposit with Landlord the sum of $500.00 if the Floor Area of the Premises is less than 1,500 square feet, $1,000.00 if the Floor Arca of the Premises is greater than 1,500 squarc fcet but less than 3,000 square fcct and $ 1,500 if the Floor Arca of the Prcmises is 3,000 square fect or largcr, to insurc tbe full and faithful compliance by Tcnant's contractor of its ctean-up and trasb removal obligations pursuant to Ezhibit "E" and completion of all punch-list work. If Tenant's contractor dcfaults with respect to any such obligation, Landlord may use, apply or retain any part of this security dcposit for thc paymcnt of any amount which Landlord may spend or becomc obligated to spend by reason of Tenant's contractor's default, or to compensate Landlord for any other loss or damagc which Landlord may suger by rcason of Tenant's contractor's dcfault. Landlord shall not be rcquired to kccp this security dcposit separate from its gencral funds, and Tenant shall not be cntitlcd to intercst on such deposit. If Tenant's contractor shall fully and faithfully perform cach of its clcan-up, trash rcmoval and punch-list obligations, this security dcposit shall be applied against any othcr amounts owed by Tcnant to Landlord at the time of such fulfillment of Tenant's contractor's obligations and any balance thereof shall bc rcturned to Tenant within the time spccified in California Civil Code Section 1950.7.

     (f) Concurrcntly with Tenant's ezecution and delivery of this lease, Tenant shall pay to Landlord the sum specified in the applicable Fundamental I,casc Provision as rcimbursement for (i) the cost of work performed by Landlord for or with respect to the Premises and (ii) attachmcnt to Landlord's beating, ventilating and air conditioning systcm scrving the Premises.

     (g) Any additional work of remodeling during the lcasc term shall be subject to all of tbe provisions of Sections 7.03 and 16.16, this Article XVII and the applicable provisions of Ezhibits "C" and "E" hereto, subject, however, in each case to the use of such time pcriod(s) and datc(s) tbcrefor as shall be agreed upon by L,andlord and Tenant. *

     (h) Failure of Tcnant to perform its obligations pursuant to this Article XVII in timcly fashion shalj|^|be deemed a default by Tenant pursuant to this lease entitling Landlord to cxcrcise all remedies availablc to a landlord against a defaulting tenant, including but not limited to thosc provided in
Article XIII.

     * after notice and opportunity to cure pursuant to Section 13.01(b) or 13.01(c)

     IN WITNESS WHEREOF, the parties havc executed this Iease, consisting of the forcgoing provisions, any typed addenda appendcd hcretc and all Ezhibits attachcd hcrcto, on thc dates indicatcd bclow, the latter of which shall bc deemed the date of ezecution of this lease.

                                              SOUTH COAST PI.AZA, a partnership
                              By C. J. Segcrstrom & Sons, a gencral partnership,
                                                       Managing General Partner


By
Managing Partncr


By
Managing Partncr

"Landlord"


Date:


TOYS INTERNATIONAL a California corporatian


[CORPORATE SEAL] By
Title


By


"Tenant"


Date:

                      ADDENDUM TO LEASE DATED MAY 10,1993,
             BETWEEN SOUTH COAST PLAZA A PARTNERSHIP, AS LANDLORD,
           AND TOYS INTERNATIONAL, A CALIFORNIA CORPORATION. AS TENANT


             The lease to which this Addendum is attached and of which it forms a part shall replace, as of the Old Lease Termination Date, that certain lease dated July 18, 1973, by and between Landlord as landlord, and Tenant, formerly known as Augner Toys, Inc., as tenant, and any and all amendments thereto and assignmer|^|ts, assumptions and extensions thereof (collectively, the "Old Lease") covering certain premises at the Center more particularly described therein (the "Old Premises") and certain offce space at the Center more particularly described therein (the "Office Space"). Landlord and Tenant agree and acknowledge that (a) Tenant currently occupies the Old Premises and the Off ce Space, (b) the Premises will be remodeled and renovated pursuant to this lease, (c) upon substantial completion of Landlord's Work in the Premises, but not prior to September 7,1993, Landlord shall deliver possession thereof to Tenant, Tenant shall relocate from the Old Premises to the Premises and 'I'enant shall surrender possession of the Old Premises to Landlord, (d) following deliv-ery of possession of the Premises, Tenant shall hold and occupy the Premises upon the terms and conditions of this lease, (e) Tenant may (but shall not be obligated to) continue to occupy the Office Space, and (f) upon surrender of the Old Premises, the Old Lease shall terminate with respect to the Old Premises. In connection with the foregoing, Landlord and Tenant agree as follows:

Section 1.01  The Premises

            Any items  installed  by Landlord  pursuant to clause (b) of Section
1.01 of the lease form or Exhibit "E" hereto in the sales area of the Premises shall be located within walls, above the ceiling, below the floor or in other locations agreed upon by I.andlord and Tenant.

Section 2.01  Length of Term

            (a) Subject to any early termination of this Iease pursuant to any of the provisions hereof, the term of this lease shall be from the Commencemen:
Date determined pursuant to Addendum Section 2.02(a) to and until January 31, 2004.

     (b) In the event of the death or disability, as defined below, of |^|'rayle Hoepner, and whether occurring prior to or after the Commencement Date, Tenant shall promptly notify Landlord in writing of the occurrence of such event. In the event of such notice, Guarantors, as defined in Addendum Section 20.01, and their successors shall be relieved of all liability for the obligations of Tenant pursuant to this Iease accruing from and after the date of Landlord's receipt of such notice, including, without limitation, any liability for payment to Landlord of the Total Costs, as defned in Addendum Section 17.01. In the event that Guarantors are so relieved; they shall never be sued personally for any obligation of the Tenant hereunder accruing from and after thc date of their relief from liability pursuant to this subsection, including without limitation on an "alter ego" or "piercing the corporate veil" theory. Nothing herein shall relieve Guarantors of liability for the obligations of Tenant accruing prior to the date of Landlord's receipt of such notice. As used herein, the term disability shall mean the inability of Mr. Hoepner, due to mental or physical injury or condition, to operate the business of Tenant for a

     (c) In the event that Tenant gives to Iandlord the notice provided for in subsection (b) above and for the 24 full calendar months subsequent to the date of such notice (the 'Test Period") Tenant's gross sales from the Premises and, if applicable, the Old Premises are less than eighty percent (80%) of the average gross sales of Tenant from the Premises and the Old Premises for the three (3) 24 month periods immediately preceding the Test Period, L,andlord shall have the option to terrminate this lease. Such option shall be in accordance with the following:

                    (i) Promptly following the expiration of the Test Period, Landlord shall calculate Tenant's gross sales for the Test Period and Tenant's average gross sales for the three comparison periods. L,andlord shall promptly advise Tenant in writing as to the gross sales amounts so determined by Landlord.

                (^n) In the event that Tenant's gross sales for the Test Period are less than eighty percent (80%) of Tenant's average gross sales for the three comparison periods, Landlord shall have the option to terminate this lease by written notice to Tenant given within twenty (20) days after the delivery of Landlord's notice pursuant to clause (i) above, and in any event within |^|fty
(50) days after Iandlord's receipt of the last of the monthly gross sales statements of Tenant for the Test Period. In the event that Iandlord timely and properly exercises such option, this lease shall terminate on the last to occur of (A) the 90th day following the date of such notice by Landlord or (B) the next succeeding January 15 following the date of Landlord's notice pursuant to clause (i); provided, however, that Tenant may, by written notice to Landlord, designate an earlier date for such termination. The provisions of Section 16.28 of the lease form shall apply with respect to such termination and the then balance of the Total Costs :|^|s of the termination date shall be forgiven and waived.

                   (^ni) Pending the termination date of this lease upon exercise of an option pursuant to clause (^n) above, Landlord and Tenant shall perform or observe their respective obligations pursuant to this lease accruing through such termination date. If Landlord does not timely and properly exercise its option to terminate this lease, such option shall lapse and thereafter not be exercisable, and this lease shall continue in effect for the balance of its term, subject to subsection (d) below and subject to early termination pursuant to any other provision of this lease.

             (d) In the event that Tenant gi|^|%es to Iandlord the notice provided for in subsection (b) above and for any consecutive twelve (12) full calendar month period thereafter aggregate Minimum Rent and aggregate common area charges paid by Tenant together exceed ten and one-half percent (10.5%) of Tenant's gross sales from the Premises and, if applicable, the Old Premises for the same twelve (12) month period, Tenant shall have the option to terminate this lease. Such option shall be in accordance with the following:

                (i) Within thirty (30) days after the  expiration of such twelve
(12) month period, Tenant shall have the option to terminate this lease by written notice to I.andlord. Such notice, if given, shall be accompanied by reasonable documentary evidence indicating the aggregate amount of such Minimum Rent and common area charges for such twelve (12) month period and the aggregate amount of Tenant's gross sales for the same period. If Tenant timely and properly exercises such option, this lease

                   (^n) Pending the terminution date of this lease upon exercise of an option pursuant to clause (i) above, Landlord and Tenant shall perform their respective obligations pursuant to this lease accruing through such termination date. If Tenant does not timely and properly exercise its option to terminate this lease as to any such twelve (12) month period, such option shall lapse and thereafter not be exercisable with respect to such twelve (12) month period. However, the lapse of such option as to any twelve (12) month period shall not affect the right of Tenant to exercise the option as to any later twelve (12) month period as to which the standard set forth in the first sentence of this subsection is met.

Section 2.02  Commencement Date and Rent Commencement Date

             (a) Notwithstanding anything to the contrary contained in this lease, the Commencement Date of this lease with respect to the Premises shall be the date on which Landlord delivers possession of the Premises to Tenant with Landlord's Work therein pursuant to Addendum Section 17.01 substantially complete, as defined in Addendum Section 17.01(f), which date shall be not earlier than September 7,1993. The date of tender of delivery shall be the date I.andlord gives notice to Tenant that Landlord's Work has been substantially completed unless Tenant earlier takes possession of the Premises for any reason. Upon receipt of Landlord's notice, Tenant shaJ be responsible to obtain a key to the Premises from I,andlord's tenant coordinator. From and after the Commencement Date, Tenant shall observe and perform all obligations of the Tenant pursuant to this lease, other than those requiring the payment of Minimum Rent, Percentage Rent and additional rent.

           Notwithstanding the foregoing provisions of this subsection (a), in the event that the Commencement Date shall not have occurred by November 1,1993, and such delay is not the result of Tenant Delays (as defined in Section 17.01(e)), then the Commencement Date shall not occur until January 3,1994. For the purposes of the foregoing, however, the Commencement Date shall occur as provided in the first paragraph of this subsection without regard to the immediately preceding sentence unless, on or before October 15,1993, Tenant notifies Iandlord in writing that, unless the Commencement Date occurs by November 1,1993, it shall not occur until January 3, 1994.

            (b) The Rent Commencement Date of this lease shall be the first to occur of (i) the date on which Tenant opens for business in the Premises or (^n) the fourteenth (l4th) day following the Commencement Date. From and after the Rent Commencement Date, Tenant shall observe and perform all obligations of the tenant pursuant to this lease, including those requiring the payment of Minimum Rent, Percentage Rent and additional rent. No delay in delivery of possession of the Premises to Tenant (i.e., the Commencement Date) or the Rent Commencement Date shall entitle Tenant to terminate this lease or to any damages on account of such delay.

     (c) The provisions of Section 2.02(c) of the lease form shall have no application with respect to tnis lease.

     (d) From the Old Lease Termination Date, as defined in Addendum Section 2.04, to and until Tenant's surrender of the Office Space, Tenant shall hold the

Office Space (collectively, the "Amendment Terms") are deemed to be a part of this lease. Tenant shall vacate and surrender possession of the Office Space tn Landlord not later than the expiration of the lease term with respect to the Off ce Space in the Amendment Terms (i.e., January 31,1995) (the date upon which Tenant vacates and surrenders possession of the Of|^|ce Space to Landlord is hereinafter referred to as the "Surrender Date"). Tenant may, at Tenant's sole option, vacate and surrender the Office Space to I.andlord at the end of any calendar month upon not less than five (5) days prior written notice to L.andlord. Such vacation and surrender shall be in accordance with the following:

                  (i) Such vacation and surrender, and relocatior of any of Tenant's property from the Office Space, shall be the sole responsibility of Tenant, both as to performance and payment of the costs thereof.

                   (^n) Such vacation and any relocation of Tenant's property shall be scheduled through and shall be conducted in accordance with such reasonable restrictions as may bc imposed by Landlord's general manager for the Center, or his designee.

                  (^ni) Upon surrender of tl|^|e Office Space to I.andlord, the Ofhce Space shall be in the condition required by Sections 7.02(c), 7.03 and
7.04 of the lease form.

                 (iv) Prior to surrender of the Office Space to Landlord, Tenant shall remove from the Office Space all merchandise, furniture, furnishings, movable equipment and trade fixtures which Tenant paid for and installed in the Office Space and all miscellaneous personal property of Tenant. Tenant shall repair any damage to the Offce Space caused by removal of such items, and shall otherwise leave the Office Space in the condition required by clause (^ni) above. Any items which Tenant is permitted to remove from the Office Space but fails to remove prior to surrender of possession of the Office Space to Iandlord shall be deemed abandoned by Tenant and may be retained or disposed of by Landlord as it sees fit, without claim thereto or to the proceeds thereof by Tenant. Any costs incurred by Landlord in removing and disposing of any such items of personal property abandoned by Tenant shall be reimbursed by Tenant as additional rent pursuant to this lease within ten (10) days after Tenant's receipt of an invoice therefor.

                 (v) L,andlord shall not be responsible to safeguard or protect any of Tenant's property remaining in the Office Space upon surrender of p|^|ssession of the Office Space to I.andlord.

Section 2.04  Termination of nld I.ease

             (a) Withiz|^| fourteen (I4) days after the Commencement Date of this lease, Tenant shall relocate firom the Old Premises to the Premises, vacate the Old Premises and surrender possession of the Old Premises to Landlord. Such relocation shall be the sole responsibility of Tenant, both as to performance and payment of costs. However, the actual out-of pocket costs incurred by Tenant in relocating shall, subject to the next sentence of this subsection, be paid by I,andlord directly to the third parties entitled thereto (upon receipt of invoices from such third parties) and included in Total to Tenant's employees in connection with such relocation. Landlord's payments hereunder to third parties shall be in accordance with the estimate of relocation costs furnished by Tenant to Landlord. In addition, in effecting such relocation Tenant shall comply with all reasonable regulations or directives provided by Landlord with respect thereto, including, but not limited to, those regarding the time and/or method of such relocation. Surrender of possess:on shall be accomplished by delivery to I,andlord of physical possession of the Old Premises and the keys thereto. Tenant shall, prior to surrender of the Old Premises to Landlord, remove from the Old Premises all merchandise, furniture, furnishings, equipment and movable trade fixtures and shall surrender the Old Premises to Iandlord in broon:-clean condition only (and not as required by Section 7.02(c) of the Old Lease). Tenant shall, at Tenant's cost, repair any damage to the Old Premises caused by such removal. Any items which Tenant is permitted to remove but fails to remove prior to the surrender of the Old Premises to Landlord shall be deemed abandoned by Tenant, and Landlord may retain or dispose of the same as Landlord sees ht without claim by Tenant thereto or to any proceeds thereof. If Landlord elects to remove and dispose of any such items abandoned by Tenant, the cost of such removal and disposal shall be additional rent pursuant to this lease payable by Tenant to Landlord within ten (10) days after Tenant's receipt of Landlord's demand therefor.

             In connection with the relocation provided for in this subsection, Tenant may cease operations in the Old Premises in order to facilitate such relocation on or after the Commencement Date. In the event that Tenant ceases such operations, all rent payable under the Old I,ease shall be abated for the period from the date nf such cessation through the Old Lease Termination Date. In no event, however, shall the period of such abatement exceed 14 days.

              (b) The Old I.ease, other than the Amendment Terms, shall terminate on that date on which Tenant s|^|.|^|rrenders possession of the Old Premises tn Landlord in accordance with subsection (a) above (the "Old Lease Termination Date" j.

              (c) Notwithstanding the Termination of the Old Lease, the following obligations of the parties tliereurder shall be preserved:

                   (i) I|^|,andlord shall remain responsible for and shall indemnify and hold Tenant harmless from and against any and all claims, liabilities, damages, actions and causes of action, costs and expenses, including attorneys' fees, for which L,andlord is responsible pursuant to the Old Lease and which accrue on or before the Old Lease Termination Date (and, in the case of the Office Space, the Surrender Date).

                 (^n) Tenant shall remain responsible for and shall indemnify and hold I,andlord harmless from and against any and all claims, liabilities, damages, actions and causes of action, costs and expenses, including attorneys' fees, for which Tenant is responsible pursuant to the Old I.ease and which accrue on or before the Old I,ease Termination Date (and, in the case of the Office Space, the Surrender Date).

                   (^ni) Tenant shall remain obligated to pay to Landlord all Minimum Rent, Percentage Rent and additional rent payable to I,andlord by Tenant pursuant to the Old I.ease and accrued and unpaid (whether or not invoiced) through additional rent payable by Tenant pursuant to the Old Lease are payable periodically on an estimated basis subject to lease or calendar ycar erid adjustments to actual amounts due. All such items shall be adjusted to actual amounts due from and billed to Tenant for the entire lease or calendar year on whicn such items are based, notwithstanding the termination of the Old Lease and commencement of this lease. The closing adjustments shall be made by I,andlord as of the end of the last of the calendar or lease years on which the amounts of such additional rent and Percentage Rent are based. In the event that any additional rent item is payable under the Old Lease on a basis different than under this lease, I,andlord's adjustroent shall reflect the basis used under the Old I.ease through the earlier of the Old Lease Termination Date or the date on which rent abatement commences pursuant to subsection (a) above (and, in the case of the Office |^|'pace, the Surrender Date) and the basis used under this lease for the period subsequent to the Rent Commencement Date (and, in the case of the Office Space, the Surrender Date). In addition, Landlord's adjustments shall take into account the difference in the Floor Areas of the Old Premises and the Premises.

                 (iv) Tenant shall remain obligated to the Fund for all dues and assessments payable by Tenant to the Fund and accrued and unpaid (whether or not invoiced) through the earlier of the Old I,ease Termination Date or the date on which rent abatement commences pursuant to subsection (a) above (and, in the case of the Office Space, the Surrender Date) until full and complete payment of the same. The Fund may bill Tenant periodically in accordance with its normal custom without regard to termination of the Old Lease and the occurrence of the Rent Commencement Date of this lease, but such billing shall take into account any rent abatement period provided for in subsection (a) above. |^|uch periodic billings shall also take into account any difference in rates of contribution pursuant to the Old Lease and this lease and the difference in the Floor Areas of the Old Premises and the Premises.

                  (v) Tenant shall remain liable for all personal property taxes assessed against the fixtures, furnishings and other Fcrsonal property of Tenant in the Old Premises with a lien date prior to the Old L.ease Termination Date (and, in the case of the Offlce Space, the Surrender Date) until payment of such taxes in full.

                  (vi) Tenant shall remain liable for all utility services rendered to the Old Premises prior to the Old Lease Termination Date (and, in the case of the Office Space, the Surrender Date) until payment in full therefor by Tenant.

            (d)   Tenant represents, warrants and covenants as follows:

                  (i) There are no subtenants, franchisees or concessionaires of Tenant in the Old Premises or the Office Space and no other persons with the right of possession or use of the Old Premises or the Office Space granted by Tenant and that Tenant is the owner of Tenant's interest pursuant to the Old Lease subject to no liens , claims or encumbrances.

                  (^n) Tenant will pay or make provision for the peyment of all trade accounts, wage claims, and other obligations of the business conducted in the Old Pre:nises and the Office SpacP snd shall neither take any action nor fail to take any action the result of which will be the imposition of any liens upon the OId Premises or

                 (^ni) All improvements to the Old Premises and the Office Space are free and clear of any Iiens, claims or encurobrances created or suffered by Tenant and r|^|one of such improvements are subject to a conditional sales agreement, lease or other title retention device created or suffered by Tenant.

Section 3.01  Minimum Rent

            (a) Subject to the provisions of Section 16.04 of the lease form and subsection (b) below, monthly Minimum Rent shall be as follows:

     (i) For the period from the Rent Commencement Date through January 31,1997, the sum of $11,121.85 ($25.75 per square foot of Floor Area per year).

     (ii) For the period from February 1,1997 througi|^|t January 31, 2001, the sum of $ 13,281.44 ($30.75 per square foot of Floor Area per year).

     (iii) For the balance of the lease term, the sum of $15,441.02 ($35.75 per square foot of Floor Area per year).

     (b) In the event that, pursuant to the second paragraph of Section 16.0-4 of the lease form, the Floor Area of the Premises is determined to be greater or lesser than that set forth in the applicable Fundamental I.ease Provis|^|on, the monthly Minimum Rent set forth in subsection (a) above shall be adjusted to those amounts determined by multiplying the Floor Area as finally deterznined by the annual Minimum Rent per square foot rates set forth in such subsection and dividing the results by twelve (12).

Section 3.03  Percentage Rent

     (a) The Percentage Rent breakpoints during the lease term shall be as follows:

     (i) For the period from the Rent Commencement Date through January 31,1997, the annual Percentage Rent breakpoint shall be the sum of $2,224,370.00.

     (ii) For the period from February 1,1997 through January 31, 2001, the annual Percentage Rent breakpoint shall be the sum of $2,656,?u17.00.

     (iii) Foi the balance of the lease term, the annual Percentage Rent breakpoint shall be the sum of $3,088,204.00.

     (b) With respect to any lease year or partial lease year in which the breakpoint changes by virtue of an increase in Minimum Rent pursuant to Addendum
Section 10.01, Tenant's Percentage Rent breakpoint for such lease year or partial lease year shall be determined as follows. The annual Percentage Rent breakpoint in effect prior to the increase in Tenant's Minimum Rent pursuant to Addendum
Section 10.01 shall be multiplied by a fraction, the numerator of which shall be the number of days in [Section struck out] subsequent to the day on which the increase in Tenant's Minimum Rent becomes effective and the denominator of which shall be 365. The amounts derived pursuant to the two (2) immediately preceding sentences shall be added together and shall be the Percentage Rent breakpoint for such lease year or partial lease year. From and after the effective date of the event giving rise to such increase in Tenant's Minimum Rent, the annual breakpoint determined pursuant to this subsection shall be used in determining Tenant's monthly payments, if any, on account of Percentage Rent pursuant to subsection (d) below.

             (c) 1n the event that Tenant's annual Minimum Rcnt is increased or decreased pursuant to Section 16.04 of th|^| lease form and Addendum Section 3.01(b) or pursuant to Addendum Section 10.01, the Percentage Rent breakpoints provided for in subsection (a) above shall be redetPrmined by dividing the annual Minimum Rent amounts, as finally determined, by six percent (6%).

             (d) Tenant shall not be required to make any monthly payments on account of Percentage Rent for any lease year or partial lease year until the month in which Tenant's aggregate lease year or partial lease year to date gross sales fust exceed the Yercentage Rent breakpoint for such lease year or partial lease year. For the month in which Tenant's aggregate lease year or partial lease year to date gross sales frst exceed such lease year or partial lease year Percentage Rent breakpoint, Tenant shall pay, cn account of Percentage Rent, six percent (6%) of such excess. For each subsequent month in such lease year ur partial lease year, Tenant shall pay, on account of Percentage Rent, six percent (6%) of Tenant's gross sales for such month. Promptly following the expiration of such lease year or partial lease year, Tenant and Landlord shall make the annual adjustment to Percentage Rent required, if any, pursuant to the last three sentences of Section 3.03(b) of the lease form, and any overpayment by Tenant determined as the result of such adjustment shall be applied against the next rent payable by Tenant to Landlord pursuant to this lease.

            (e) The Percentage Rent breakpoint for the lease year February l, 1993 through January 31,1994 shall be a single breakpoint and shall be determined as follows. The annual Percentage Rent breakpoint in effect prior to the Old Lease Termination Date (or the date on which rent abatement commences pursuant to Addendum Section 2.04(a)) shall be multiplied by a fraction, the numerator of which shall be the number of days from Februaiy l,|^| 1993 through the Old Lease Termination Date (or the date on which rent abatement commences pursuant to Addendum Section 2.04(a)) and the denominator of which shall be 365. The annual Percentage Rent breakpoint pursuant to subsection (a)(i) above shall be multiplied by a fraction, the numerator of which shall be the nu:nber of days from the Rent Commencement Date through January 31,1994 and the denominator of which shall be 365. The amounts derived pursuant to the two (2) immediately preceding sentences shall be added together and shall be the Percentage Rent breakpoint for such lease year. From and after the Ront Commencement Date, such composite breakpoint shall be used for Tenant's payments, if any, on account of Percentage Rent pursuant to subsection (d) above. Any overpayment or underpayment on account of Percentage Rent for such lease year shall be adjusted upon Tenant's submission of its annual certified statement of gross sales in the manner provided in Section 3.03(b) of the lease form.

settlement of claims for loss of or damage to Tenant's merchandise at the Premises , (iv) sales of merchandise from the Premises to jobbers, liquidators or the like, (v) delivery charges for merchandise sold from the Premises, so long as such charges are at or approximately at Tenant's cost of providing such services, (vi) receipts from public telephones, stamp machines, public toilet locks and vending machines installed in the Premises and intended solely for the use of Tenant's employees, (v^n) interest, service or sales carrying charges or other charges paid by customers of Tenant at the Premises for the extension of credit on sales, so long as such charges are not included in the sales price of merchandise or services, (v^ni) cash or credit refunds, discounts or allowances to customers of Tenant at the Premises on account of sales made from the Premises or from another location of Tenant, and (ix) amounts received by Tenant as deposits on so-called layaway sales until such deposits are forfeited or the sale is completed. Provided, however, that the exclusions or deductions specified in clauses (i) and (^n) above shall not exceed, in the aggregate, two percent (2%) of Tenant's annual gross sales from the Premises per lease year (prorated, if applicable, for any partial lease year). Any amount recovered on account of any exclusions or deductions permitted pursuant to clause (^n) of this subsection (c) shall be included in gross sales as and when received by Tenant. The amounts, if any, actually received by Tenant with respect to the placement of any item described in clause (vi) above in the Premises shall be included in gross sales. Upon completion of a sale described in clause (ix) or forfeiture of the deposit with respect thereto, all amounts actually received by Tenant shall be included in gross sales. Finally, the sales price of gift certificates shall not be included in gross sales at the time of salc of such certificates. ThP face value of such certif cates shall be included in gross sales upon redemption.

             (g) Notwithstanding anything in this lease to the contrary, for any lease year or partial lease year as to which Tenant's gross sales exceed the Percentage Rent breakpoint for such lease year or partial lease year, concurrently with Tenant's submission of Tenant's certified annual statement of gross sales for such lease year pursuant to Section 4.02(b) of the lease form, Tenant shall pay to I.andlord an additional one percent (1%) of Tenant's gross sales in excess of such annual Percentage Rent breakpoint.

Section 4.01   Records

               (a) Tenant may maintain the records described in Section 4.01 of the lease form at Tenant's first address for notices in the Fundamental I.ease Provisions or at a storage unit rented by Tenant for that purpose. Upon receipt by Tenant of notice of I.andlord's intention to audit such records, Tenant shall make the same available to Iandlord's auditors either at the Premises, at Tenant's first address for notices pursuant to the applicable Fundamental I.ease Provision or at Landlord's pr|^|incipal accounting office, at Tenant's election.

           (b) Notwithstanding anything to the contrary in Section 4.01 of the lease form, Tenant need only maintain books of account and records with respect to gross sales relating to the Premises which are necessary, in the sole but reasonable discretion of Landlord's independent certified accountants who review such matters, to conduct un audit of |^|oss sales with respect to the Premises. Such books and records generally accepted device which provides a tamper-proof record of sales from the Premises.

Section 4.03  Audit

            (a) The phrase "zs provided in Section 4.03(b) below" is hereby inserted in subsection 4.03(a) of the lease form prior to the phrase "to an examination of Tenant's books and records."

             (b) Landlord's audit right shall be limited to those record$ which Tenant is required to maintain pursuant to Addendum Section 4.01.

            (c) Any audits of Tenant's gross sales conducted by Landlord shall be no more frequent than once during any lease year. In addition, no more than one (1) such audit shall be conducted by Landlord with respect to any lease year.

            (d) In the event that Landlord fails to commence an aadit of Tenant's gross sales for any lease year or partial lease year within three (3) years after delivery of the certified annual statement of gross sales for such lease year or partial lease year, Tenant's annual statement of gross sales for such lease year or partial lease year shall be final and conclusive upon Landlord and Tenant.

     (e) Notwithstanding the provisions of Section 4.03(b) of the lease form, the following shall pertain:

     (i) If Tenant shall not, within thirty (30) days after receipt of an audit report, in writing in reasonable detail object to such report, such report shall be cnnclusive and binding upon I.andlord and Tenant.

     (ii) If Tenant shall object to any audit report in the manner and within the time specified in clause (i), Tenant and Landlord shall endeavor to agree upon any deficiency (or lack thereof) with respect to the period(s) covered by such audit. Any such agreement shall be reduced to writing, executed by Landlord and Tenant and conclusive and dinding upon Iandlnrd and Tenant.

     (iii) If Tenant shall object to any audit report in the manner and within the time specified in clause (i), and if such objection shall not be disposed of pursuant to clause (^n) within sixty (60) days after Tenant's objection, then either party may demand by written notice to the other that the matter be resolved by arbitration. In such event, the following shall pertain:

     (A) The arbitration shall be conducted in Orange County, California in accordance with the then rules of the American Arbitration Association and this subsection.

     (B) Within twenty (20) days after arbitration is demanded by written notice, each party shall designate one arbitrator by written notice to the other party. Within twenty (20) days after the designation of the second arbitrator, the two arbitrators shall select a third arbitrator. If either party shall fail to designate its arhitratnr within cuch twentv l2|^|l dav nerind|^| the arbitrator chosen by the other District Court (or his designee) upon application by either party. Each arbitrator designated or selected pursuant to this subsection shall be a licensed certifed public accountant with ten (10) years of experience in commercial real property.

     (C) The arbitration shall be held as promptly as practical after the selection of the third (or sole) arbitrator and in any event within sixty (60) days after such selection. The decision of the arbitrators or any two of them shall be conclusive and binding upon Landlord and Tenant and may include a designation c|^|f a prevailing party.

     (D) If either party shall be designated as the prevailing party in such proceedings, the other party shall bear the reasonable costs and fees of all three (or the sole) arbitrators. If no party is designated as the prevailing pa|^|y, then each party shall bear the costs and fees of the arbitrator designated by it and one-half (1/2) of the costs and fees of the third (or sole) arbitrator. Each party shall also bear its own expenses, including attorneys' fees, incurred in the arbitration proceeding.

     (E) Pending the decision of the arbitrators, Tenant shall not be required to pay any deficiency set forth in the audit report (or the cost of the audit, if applicable). Within thirty (30) days after receipt of the decision of the arbitrators, Tenant shall pay any dehciency determined by the arbitrators, the reasonable costs of the audit, if applicable, interest on any deficiency as provided in Section 4.03(c) of the lease form, and if I,andlord is declared the prevailing party, the reasonable costs and fees of the three arbitrators. The pendency of an arbitration proceeding pursuant to this subsection shall not stop the accrual of interest pursuant to Section 4.03(c) of the lease form.

     (F) Either party may have judgment entered in any court of competent jurisdiction upon any arbitration decision rendered pursuant to this subsection.

     (iv) If either party shall fail to designate its arbitrator within the time specified herein, the other party may, by written notice to the party failing to so designate, elect to have the matter determined by the sole arbitrator designated by such electing party. In such event, the decision of such sole arbitrator shall be final and binding upon the parties and the costs and fees of such sole arbitrator shall be divided equally between Landlord and Tenant.

                (v) If neither party elects an arbitration within thirty (30) days after the expiration of the sixty (60) day period specified in clause (iii) above, either party shall be free to thereafter file a legal action to have such dispute determined. In the event that such legal action is filed and served prior to an election to arbitrate, such dispute shall be determined pursuant to such action iather than through arbitration.

          (f)   If it is determined that there has been an overpayment of

Percentage Rent, the amount of such overpayment shall be paid to Tenant within thirty (30) days after Landlord's receipt of the determination.

           (g) The phrase "two percent (2%)" appearing in subsection 4.03(c) of the lease form is herebv amended to read "three percent (3%)." The word "reasonable"

           (h) Neither Landlord nor its partners, officers, directors, employees, agents or attorneys shall disclose any financial information or other information obtained by L,andlord in an audit of Tenant's gross sales records or otherwise required to be furnished by Tenant to I.andlord pursuant to this lease to any other person without the prior written consent of Tenant, which m,ay be withheld in Tenant's sole discretion|^|
                                                                   ,.
provided, however, that Landlord may disclose such information (i) to an;|^| lender to Landlord now or hereafter having a lien on Landlord's interest in the Center, or any portion thereof, (^n) to any governmental entity, governmental agency or other person to whom disclosure is required by or pursuant to applicable law, regulation or duty of diligent inquiry, and (^ni) in connection with any action brought to enforce the terms of this lease, on account of the breach or alleged breach hereof or to seek a judicial determination of the rights and obligations of the parties hereunder.

Section 5.02  Definitions

          In the event that any real property tax or assessment is payable in installments over two (2) or more years, such real property tax or assessment shall be passed through to Tenant as if Landlord paid such real property tax or assessment in the maximum number of installments legally permitted, whether or not Landlord actually pays in such installments, together with the interest which was charged or which would have been charged for the privilege of paying in such installments.

Section 6.01  Use of Premises

          (a) Notwithstanding anything to the contrary in Section 6.01 of the lease forn, Tenant shall be required to be open for business in the Premises, and shall be required to keep its display windows and storefront sign lighted, only urom l0:0|^|J a.m. to 9:00 p.m. Monday through Friday,10:00 a.m. to 6:00 p.m. Saturday and 11:00 a.m. to 6:00 p.m. Sunday, plus during such other hours during the Christmas shopping season (i.e., the day after Thanksgyving through the day after Christmas) as the Robinson's-May and Sears stores at the Center are open for business or keep their display windows or storefront signs lighted, as the case may be, and seventy-five percent (75%) of the mall tenants of the Center are required to be open for business or to keep their display windows or storefront signs lighted. as the case may be. Landlord agrees to non-discriminatorily enforce the mini:num hours of operation on other tenants of the Center. In addition, Tenant may close the Premises (i) for up to two (2) days in any twelve (12) month period when the Center is otherwise open for business, not to exceed thirty-six consecutive hours per closure, for inventory purposes only, (^n) on four (4) nationally recognized holidays when a majority of the first-class regional malls in Southern California are closed for business and (^ni) during the last three (3) days of the term to vacate the Premises. The four nationally recognized holidays referred to in clause (^n) above shall include Easter Sunday, Thanksgiving Day and Christmas Day.

     (b) Notwithstanding the provisions of Section 6.01 of the lease form, in the event that (i) two (2) department stores at the Center close and/or (^n) the occupancy level (i.e., stores open for business to the public) of the Robinson's-May to Sears wing of the Center drops below seventy-five percent (75%) of the Floor Area of such wing (collectively, a "Dark Condition"), then the following shall pertain:

                 (A) During any calendar month while sucti Dark Gondition event, however, shall the aggregate amount payable by Tenant pursuant to the immediately preceding sentence for any calendar month exceed the aggregate Minimum Rent, Percentage Rent and additional rent payable by Tenant hereunder for such calendar month but for such provision. I,andlord and Tenant acknowledge that the monthly determinations required by this clause (A) will be made retroactively and will be made by Tenant subsequent to the end of each calendar month. Accordingly, for any month as to which Tenant has paid Minimum Rent and is entitled to Minimum Rent abatement, Tenant shall have a credit equal to the difference between the Minimum Rent actually paid by Tenant for such calendar month and six percent (6%) of Tenant's gross sales for such calendar month. Such credit shall be applied against the next rent payable pursuant to this lease. The provisions of this clause shall not affect the determination of Tenant's annual Percentage Rent breakpoint for any lease year in which Tenant receives Minimum Rent abatement pursuant to this provision.

     (B) In the event that such Dark Condition continues for 12 consecutive calendar months, Tenant shall have the option to terminate tlus lease. Such option shall be exercised, if at all, by written notice from Tenant to Landlord given at any time after the expiration of such 12 month period and prior to the elimination of such Dark Condition. In the event that Tenant is entitled to terminate this lease pursuant to this clause (B) and timely and properly does so, this lease shall terminate on the thirtieth (30th) day following the date of Tenant's notice. In the event of a termination of this lease pursuant to this clause (B) the provisions of Section 16.28 of the lease form shall apply and Tenant shall, on or before the termination date, pay to Landlord the then-unpaid balance of the Total Costs and all accrued and unpaid interest thereon.

            For the purposes of this subsection (b);

     (x) The Robinson's-May to Sears wing of the Center shall roean the portion of the Center located to the east of the broken line on Exhibit "A-1," but excluding the buildings currently occupied by Robinson's-May and Sears.

     (y) A Dark Condition described in clause (b)(i) above shall be eliminated when such department store reopens, whether with the same or a different store operator.

     (c) In the event of a mall renovation, as defined below, to the Carousel Court, as defined below, during any calendar month while such mall renovation is underway and for which Tenant's aggregate Minimum Rent and common area charges exceed ten and one-half percent (10.5%) of Tenant's gross sales for such month, Tenant shall be required to pay only six percent (6%) of gross sales (without regard to any Percentage Rent breakpoint) and additional rent. Such Minimum Rent abatement shall be effected in the manner provided in clause (A) of subsection
(b) above and the aggregate amount payable by Tenant shall be subject to the limitation set forth in the second sentence of such clause.

            For the purposes of this subsection (c):

                 (i) The Carousel Court shall be that portion of the Enclosed Mall bordered by buildings A, B, C and D as depicted on Exhibit "A-l," and shall include interfering with pedestrian traffic through the Carousel Court, other than in a non-substantial manner and/or (B) impairing or interfering the view of the Premises storefront from customers in the Carousel Court other than in a non-substantial manner.

Section 6.02  Restrictions on Use

     (a) Notwithstanding anything to the contrary contained in Section 6.02(c) of the lease form, Landlord shall, as a part of Landlord's Work pursuant to Addendum Section 17.01, remove or otherwise abate all asbestos-bearing materials in the Premises. The cost of such abatement or removal shall be borne by L.ardlord and shall not be included in Total Costs, as defined in Addendum
Section 17.01.

     (b) Upon completion by I,andlord of its asbestos work pursuant to subsection (a) above, Landlord shall obtain from Landlord's asbestos abatement contractor a certificate (which may be in letter form) to the effect that such asbestos work was in fact performed. A copy of such certificate, executed by such contractor, shall be delivered to Tenant prior to the Commencement Date of this lease.

Section 6.03  Other L,ocations

             The acquisition of Tenant by a person or entity who or which has existing competing stores located within the geographical area described in
Section 6.03 of the lease form shall not constitute a violation of such Section or give rise to any remedies of Landlord pursuant to this lease.

Section 7.01  I.andlord's Obligations

            (a) The phrase "and other structural portions thereof' shall be added after the word "Center" the third time such word occurs in the first sentence of Section 7.01. The phrase "or contractors (the cost of which shall be Tenant's responsibility except if and to the extent that, subject to the provisions of Section 8.05 of this lease which shall not be defeated hereby, proceeds of insurance carried or required to be carried by I,andlord are made available to cover the same)" shall be added after the word "employees" in such sentence. The phrase "promptly when" appearing in such sentence shall be amended to read "within a reasonable time after" and tr|^|e phrase 'wvith respect to the Premises" shall be added at the end of such sentence.

             (b) The phrase "condemnation or" shall be added to the third scntence of such Section before the word "casualty." For the purposes of such Section and Section 8.03 of the lease form, L.andlord's self-insured reserves, on a per occurrence and aggregate basis, and Landlord's deductibles shall be maintained at such levels as to achieve a net savings in insurance costs (i.e., premiums saved minus losses payable by Landlord).

Section 7.02 Tenant's Obligations

           The phrase ", except for reasonable wear and tear" is hereby inserted at the end of the first full sentence of subsection 7.02(a) of the lease form.

alterations, improvements, remodeling or additions to the interior of the Premises without Iandlord's prior consent provided that:

                (i) Such non-structural alterations, improvements, remodeling or additions do not (A) exceed Thirty Thousand Dollars ($30,000) in cost in the ag,gregate over any twelve (12) month period, or (B) materially alter or change the appearance of the Premises from the original design approved by I.andlord pursuant tn Article XVII of this lease;

                   (^n) Tenant provides fifteen (15) days' prior written notice to I.andlord specifying the proposed work to be done in the Premises and the area affected by such work;

                  (ui) Tenant obtains all necessary permits prior to commencing such work and agrees to abide by Landlord's reasonable rules and regulations in the performance of such work|^|

                (iv) Such work does not change or alter the existing storefront, tl|^|e exterior of the Premises (including without limitation, the exterior signs) or any structural or safety mechanisms in the Premises, including without limitation, the mechanical, electrical or fire sprinkling systems; and

                  (v) There is no closure,of the Premises in excess of three (3) days required in connection with such work.

Iandlord agrees not to unreasonably withhold or delay its consent to Tenant's request to make any alterations or improvements for which Landlord's consent is required pursuant to this lease. The reference t|^| Article XVII in the last sentence of such subsection 7.03(a) shall be deemed to refer only to instances where Landlord's consent to alterations, improvements, remodeling or additions is required under this lease.

           (b) Notwithstanding the|^|provisions of Section 7.03(b) of the lease form, Tenant shall not, upon the expiration or any earlier termination of the lease term, be required to remove from the Premises any improvements to the Premises which were approved by I,andlord as a part of I,andlord's Work or Tenant's Work pursuant to Addendum Sections 17.01 or 17.02. In addition, as to alterations, improvements, remodeling, additions and fixtures installed or constructed by Tenant in the Premises other than I.andlord's Work or Tenant's Work, Iandlord may require Tenant to remove only (i) such items as are designated for such removal in Landlord's notice approving the same upon submission by Tenant of plans and specifications with respect thereto for approval and (^n) such items, if any, as are installed or constructed without prior submission to Landlord for approval and which are designated in a removal notice given by I.andlord to Tenant in the manner and within the time specified in Section 7.03(b) of the lease form.

     (c) Section 7.03(c) of the lease form shall be amended to read, in its entirety, as follows:

     required  pursuant to this lease. All such work by Tenant shall also comply
with  all  applicable  requirements  of  all  governmental   authorities  having
jurisdiction of the Premises."

Section 7.05   Health Matters

               (a) The phrase "once each thirty (30) days" appearing in the first sentence of Section 7.05(a) of the lease form shall be amended to read "reasonably required."

           (b) The references to 'woluntary programs" in Section 7.05(d) of the lease form shall mean programs which are not specifcally required by any applicable legal requirements but which are adopted by Landlord to reasonably meet or comply with applicable legal requirements.

            (c) The failure of Tenant to perform pursuant to Section 7.05 of the lease form shall constitute a default pursuant to this lease only after notice and an opportunity to cure pursuant to Section 13.01(c) of the lease form.

Section 8.01   Liability Insurance - Premises

     (a) The figure  "$3,000,000"  appearing  in the first  sentence  of Section
8.01(b) of the lease form shall be amended to read "$2,000,000." The phrase "excess liability" is hereby added after the word "umbrella" in the second sentence of such Section.

     (b) The figure "$1,000,000" appearing in the second and fourth sentences of
Section 8.01(b) of the lease form shall be amended to rcad "$500,000."

     (c) In no event shall the maximum amount of liability coverage required to be carried by Tenant exceed $3,000,000, notwithstanding the second unnumbered paragraph of Section 8.01 of the lease form.

Section 8.02  Tenant's Insurance

          (a) Notwithstanding anything to the contrary in subsections 8.02(a) or 8.02(c) of the lease form, Tenant shall not be required to carry earthquake and flood insurance with respect to the Premises or rental insurance as part of the business interruption insurance maintained by Tenant. Tenant acknowledges that Landlord may elect to provide such coverages as a part of its insurance carried pursuant to Section 8.03 of the lease form, and if Iandlord so elects, the premiums for providing such coverage shall be included in common area costs pursuant to Article XIV of the lease form.

           (b) The phrase "or excess liability" is hereby inserted in clause (^ni) of such subsection 8.02(a) immediately before the phrase "policy to provide." So long as

Tenant |^|or an assignee permitted without L,andlord's prior written consent pursuant to Addendum Section 10.01 is the tenant pursuant to this lease, Tenant may self insure the coverage required pursuant to clause (^ni) of Section 8.02(a) of the lease form. In the event of damage or destruction for which insurance proceeds would have been available

                        "(b) The proceeds of such insurance shall, so long as this lease remains in effect, be used to repair or replace the parts of the Premises, any improvements thereto and personal property so insured. Upon any termination of this lease by L,andlord or Tenant pursuant to Sections 9.02, 9.03 or 9.04, the proceeds of the insurance required pursuant to clauses (i) and (^ni) of subsection
           (a) above shall be allocated as follows:

                             "(i) The first such proceeds, up to the whole thereof, shall be allocated to Landlord in an amount equal to the then unpaid principal balance of (and accrued and unpaid interest on) Total Costs, as defined in Addendum Section 17.01 and as provided in Addendum Section 19.01;

                             "(^n) The next such proceeds, up to the whole thereof, shall be allocated to Tenant in an amount equal to the aggregate of the principal paid by Tenant with respect to Total Costs and any out of pocket costs incurred by Tenant with respect to permanent improvements to |^|he Premises pursuant to Addendum Section 17.02, Section 7.03 of the lease form or Addendum Section 7.03; and

                             "(^ni) The balance, if any, shall be allocated between -I.andlord and Tenant in proportion to the number of lease years left in the original term, with ten percent (10%) of such balance allocated to each lease year. Tenant shall be entitled to that portion of the balance allocable to the number of full and partial lease years remaining at the date of terznination, and Iandlord shall be entitled to the remainder of such balance."

           Section 8.05  Waiver of Subrogation

                        Tenant's waiver pursuant to Section 8.05 of the lease form with respect to any other tenanl or occupant of the Center and their respective officers, employees, agents, representatives, customers and business visitors shall be effective only to the extent that such other tenants or occupants of the Center waive such rights of recovery as to Tenant and Tenant's officers, employees, agents, representatives, customers and
a          business visitors.

           Sections 8.06 and 8.07 Indemnitv and Exemption

                       For the purposes of Sections 8.06 and 8.07 of the lease form if, as to a particular occurrence, it is determined that any damages resulting therefrom were partially caused by Landlord and partially caused by Tenant, each shall be responsible for that portion of the damages determined by multiplying the total damages by its respective percentage of liability determined by the tribunal which determines liability and damages.

           Section 9.01  Insured or Minor Damage

     Clause (b) of Section 9.01 of the lease form is hereby amended to read in full as follows:

                "(b) such damage was caused by a casualty actually insured against or required to be insured against under Sections 8.02 and 8.03, then I.andlord shall repair the balance of the Premises and this lease shall continue in full force and effect."

      Section 9.02 Major Damage

               (a) The phrase "and not actually insured against" is hereby inserted in Section 9.02 of the lease form immediately before the phrase ", then Landlord may at its option."

               (b)  Landlord  shall  have the  right  to  terminate  this  lease
      pursuant to Section 9.02 of the lease fot|^|n only if Iandlord concurrently elects to terminate the leases of all other tenants in the building in which the Premises are located.

" . (c) In the event of a casualty to the Premises which is not required to be insured against pursuant to Section 8.02 of the lease form and which results in an estimated cost of repair or replacement by Tenant equal to or in excess of ten percent (10%) of the then total replacement cost of those portions of the Premises which Tenant is required to repair or replace pursuant to Section 9.01 of the lease form, Tenant shall have the right to terminate this lease. Such right shall be exercised, if at all, in the manner and within the time specified in Section 9.02 of the lease form.

      Section 9.03 Major Damage to Center

               (a) Landlord shall have the right to terminate this lease pursuant to Section 9.03 of the lease form only if I,andlord concurrently elects to terminate the leases of all other tenants in the building in which the Premises are located.

               (b) In the event that Landlord does not elect to terminate this lease pursuant to Section 9.03 of the lease form, I.andlord and Tenant shall repair or rebuild pursuant to Section 9.01 of the lease form.

      Section 9.04 Damage Near End of Term

              The phrases "twenty-four (24)" and "ten percent (10%)" appearing in the first full sentence of Section 9.04 of the lease form are hereby amended to read, respectively, "twelve (12)" and "forty percent (40%)."

      Section 9.06 Definitions

               The phrase "the building of which the Premises are a part" appearing in subsection 9.06(a) of the lease form means the two-stoiy building available for lease to mall tenants and identibed as "D" on Exhibit "A-1" attached to this lease. The word "Landlord" appearing in subsection 9.06(b) of the lease form is hereby amended to read "I,andlord's independent appraiser." The phrase "or the Center" shall be added after the word "Premises" the frst time such word appears in Section 9.06(a) of the lease form.

      Section 10.01  Assignment and Subletting

     (a) The phrase "twenty-five percent (25%)" appearing in the fifth full

     (b) The provisions of Section 10.01 of the lease form shall not apply in connection with an assignment of this lease:

     (i) To Guarantors (as defined in Addendum Section 20.01) or to any corporation as to which Tenant or Guarantors own(s) a majority of the outstanding capital stock;

     (ii) Resulting from transfers of stock of Tenant between or among the existing stockholders of Tenant; and

     (iii) Resulting from any transfer of the stock of Tenant by any stockholder of Tenant upon the death of such stockholder or to any person(s), trust(s) or other vehicles for estate planning purposes;

     so long as, in connection therewith, each of the following conditions is met:

     (A) In connection with such assignment there is no change in the tradename then in use at the Premises (except as provided in subsection (h) below) and no material change in the business conducted at the Premises;

     (B) Any assignee pursuant to clause (i) shall assume all of the obligations of the Tenant hereunder accruing subsequent to the effective date of such assignment by an instrument in writing in form and substance reasonably satisfactory to Landlord;

     (C) The original Tenant herein shall not be released from any of the obligations of the Tenant hereunder, accruing either prior to or after the , effective date of such subletting or assignment;

     (D) The Guarantor shall not be relieved of any of the Guarantor's obligations pursuant to the Guaranty; and

     (E) Within thirty (30) days after the effective date of an assignment pursuant to clause (i), Tenant shall notify Landlord in writing of the occurrence of such an event, the effective date thereof, the facts placing the same within the provisions of this subsection, and any change in the address for billings and notices to Tenant pursuant to this lease, accompanied by an executed copy of the assumption required pursuant to this lease. ` In connection with any transaction described in this subsection (b), Tenant shall not be required to accelerate the payment of Total Costs (i.e., periodic payment as ` provided in Addendum Section 19.01 shall continue subsequent to such transaction).

     (c) The provisions of Section 10.01 of the lease form shall not apply in connection with a sale of all or substantially all of the assets of Tenant or more than
     fortv-nine percent (49%) of the capital stock of Tenant so lon|^| as, at the date of such

     (d) The provisions of Section 10.01 of the lease form shall not apply to the establishment by Tenant of an employee stock option plan, the grant by Tenant of options pursuant to such plan or the issuance of stock of Tenant upon exercise of options granted by Tenant pursuant to such plan. None of such events shall be deemed to be an assignment for the purposes of this lease.

     (e) The phrase "in other first-class regional shopping malls" is hereby inserted in clause (iii) of subsection 10.01(d) of the lease form immediately before the phrase "which it has, as reflected by, among other things." The phrase "If the proposed assignee or sublessee intends to use the Premises for a purpose not permitted under Section 6.01 of this lease," is hereby inserted at the beginning of each of clauses (iv) and (v) of such subsection 10.01(d).

     (f) Landlord shall act reasonably in considering any requested assignment or subletting which requires the consent of Landlord pursuant to this lease. For this purpose it shall not be unreasonable for Landlord to condition its consent to a proposed assignment or subletting upon immediate payment in full by Tenant of the then entire unpaid balance of Total Costs and all accrued and unpaid interest thereon.

     (g) For the  purposes  of the  increase  in Minimum  Rent  provided  for in
Section 10.01(e) of the lease form and regardless of the then fair market rental value of the Premises, such increase shall be $5.00 per square foot of Floor Area per year with respect to any assignment or subletting to be effected prior to the end of the fifth (Sth) full lease year and $10.00 per square foot of Floor Area per year with respect to any assignment or subletting to be. eflected thereafter.

     (h) In connection with any requested change in the tradename in use at the Premises as a part of a proposed assignment or subletting, Landlord's approval of such change shall not be unreasonably withheld, taking into account the quality of the store operated in the Premises and the quality of the tradename proposed.

     .. (i) In the event that Tenant proposes to assign its interest in this lease or sublet all or a portion of the Premises in a transaction which would require the approval of Iandlord pursuant to Section 10.01(a) of the lease form, Tenant may (but need not) first present to I,andlord the terms upon which Tenant proposes to assign or sublet. Upon any such presentation, Landlord shall have the option to acquire Tenant's leasehold interest as set forth in clause (^ni) of Section 10.01(c) of the lease form. Such option shall be exercised, if at all, by written notice to Tenant within thirty (30) days after Landlord's receipt of Tenant's presentation. In the event that Landlord does not elect to exercise such option and Tenant proceeds to obtain an assignee or subtenant on substantially the same terms as offered to I,andlord or at terms more favorable to Tenant, Landlord shall not again have the option set forth in such clause (^ni). However, any such assignment or subletting shall require the prior written consent of Landlord and shall be subject to all other applicable provisions of Section 10.01 of the lease form and of this Section, including the requirement that Tenant pay in full the then principal balance of the Total Costs and all accrued and unpaid interest thereon.

                 The presentation by Tenant provided for in this subsection is solely at the election of Tenant. In no event shall Tenant be permitted to present more than [Section struck out] that the foregoing deletion shall not be in derogation of Landlord's rights to approve or reasonably disapprove any proposed assignee or sublessee taking into account any fact or factor which Landlord reasonably deems relevant to such decision, including but not necessarily limited to those set forth in subsection 10.01(d) of the lease form.

Section 10.02 Release of Tenant and Guarantors

              Notwithstanding the foregoing, in connection with any assignment as to which:

     (a) Either the prior written consent of Landlord is required and obtained or the prior written consent of Landlord is not required pursuant to Addendum
Section 10.01(c);

     (b) The then principal balance of the Total Costs and all accrued and unpaid interest thereon is paid in full; and

     (c) The assignee: executes and delivers to L,andlord a written assumption of the obligations of tne Tenant hereunder accruing subsequent to the effective date of such assignment in form and sut;stance reasonably satisfactory to I,andlord,

Tenant and Guarantors shall be relieved of liability for all obligations of the Tenant hereunder accruing subsequent to the effective date of such assignment. The provisions of this Section shall not apply to any subletting, whether with or without the prior written consent of Landlord, to any assignment permitted without the prior written consent of Landlord pursuant to Addendum Section 10.01(b) or to any transaction not deemed to be an assignment by virtue of the provisions of Addendum Section 10.01(d). Nothing contained in this Section shall be deemed or construed to relieve Tenant or Guarantors from any obligations of the Tenant hereunder accrued through the effective date of such assignment. In connection with any assignment requiring the prior written consent of Landlord, Landlord shall not be entitled to consider or take into account, in determining whether or not to consent to such assignment, that Tenant and Guarantors will be released upon the completion of such assignment and the payment required pursuant to clause (b) above. The foregoing shall not, however, preclude Landlord from reviewing the financial strength of the proposed assignee.

Section 11.04 Awards

             (a) The last sentence of Section 11.04 of the lease forrn is hereby amended to read in full as follo-vs:

     "Nothing contained herein, however, shall be deemed to preclude Tenant from obtaining, or to give Landlord any interest in, any award to Tenant for loss of or damage to Tenant's trade fi|^|.rtures, removable personal property and leasehold improvements paid for by Tenant, for damages for cessation or interruption of Tenant's business or for moving expenses."

Section 12.03 Interruption of Service

           In the event ths- utility service to the Premises is interrupted (a) for sixty (60) or more consecutive minutes on any day between Thanksgiving Day and Christmas Day or for seventy-two (72) or more consecutive hours at any other time during the year and (b) thereby renders the Premises wholly or partially untenantable for the reasonable operation of Tenant's business therein, then Minimum Rent and the charges specified in the Fundamental I.ease Provisions shall abate from and after the expiration of such sixty (60) minute or seventy-two (72) hour period, as applicable, in proportion to the degree to which Tenant's use of the Premises is so impaired until service is restored to the Premises. Degree of impairment shall be measured by the decrease in Tenant's gross sales for tlie period of such interruption as compared to the comparable period of the year immediately preceding such interruption, and there shall be no abatement if there is no decrease in Tenant's gross sales as a result of such interruption. Nothing contained in this Addendum shall be deemed or construed to defeat or diminish the right of I.andlord to recover upon any rental interruption insurance maintained by Landlord.

Section 12.04 Central System

          Notwithstanding anything to the contrary contained in this lease, Landlord represents that the central air distribution system for the Center shall provide suffcient air pressure to the Premises to ensure the proper operation of the equipment installed by Landlord and/or Tenant in the Premises pursuant to the Approved Final Plans, as defined in Addendum Section 17.01, or the plans for Tenant's Work, if any. If the representation contained in the preceding sentence proves to be incorrect, Landlord shall bear all costs and expenses of modifying, supplementing or replacing such central system (or the portion thereof serving the Premises) to the extent necessary to ensure such proper operation of Tenant's equipment.

Section 13.01  Defaults

            The phrase "Subject to Section 16.23 of the lease form," is hereby inserted at the beginning of the first full sentence of subsection 13.01(a) of the lease form. The phrase "in violation of this lease" is hereby inserted at the end of each of the two sentences appearing in subsection 13.01(a) of the lease form.

Section 13.02 Remedies

           Landlord shall use reasonable efforts to relet the Premises in the event of the vacation or abandonment of the Premises by Tenant and/or in the event Tenant is dispossessed by I,andlord. Notwithstanding the deletion of
Section 13.02(b) of the lease form, from and after the date under which Tenant becomes a debtor in a proceeding under the federal Bankruptcy Code, Iandlord shall not be required to furnish to Tenant any services unless Tenant pays for such services on a current basis.

Section 13.03 Default by Landlord

[Section struck out]

              Section 13.05  Holding-Over

                     The phrase  "three  hundred  percent  f300%)"  appearing in clause (a) of the first sentence of Section 13.05 of the lease form i: hereby amended to read "one hundred fifty percent (150%) for the first month of such holding over and thereafter shall be two hundred percent (200%)."

              Section 13.06 Landlord's Rights

                    Notwithstanding  the last  sentence of Section  13.06 of the lease form, such administrative charge shall be payable only with respect to the second such occurrence in any calendar year.

              Section 13.07 Waiver of Landlord's Lien

     Landlord hereby waives all lien rights and security interests with respect to all personal proper|^|ty, furnishings, equipment, machinery and fixtures of Tenant placed by Tenant in the Premises. Landlord shall, within twenty (20) days after receipt of written request therefor from Tenant, execute and deliver to Tenant or Tenant's lender a waiver of any lien of Landlord upon Tenant's personal property, furnishings, equipment, machinery and fixtures in the Premises and a consent to a lien on such personal property, furnishings, equipment, machinery and fixtures in the Premises by any such lender. Provided, however, that in connection with any such waiver and consent:

     (a) The lien granted to any such lender shall not extend to Tenant's leasehold hereunder.

     (b) Landlord shall not be obligated to assist any lender or its agents in gaining entry to the Premises or in removing any personal property therefrom. n

     (c) Landlord shall not be obligated to permit any lender or its agents to conduct any auction or similar sale in the Premises or to permit Tenant or any lender or its agents to store any such personal property in the Premises more than fifteen (15) days after the expiration or any earlier termination of this lease.

     (d) Upon any removal of Tenant's personal property, fixtures and equipment from the Premises, Tenant's lender or such lender's agents shall, concurrently with such removal and at the sole cost and expense of such lender, repair any damage to the Premises caused by such removal and otherwise take such action as necessary to eliminate any unsafe condition (such as capping of any exposed utility lines) in the Premises caused by such removal.

     (e) The form and substance of such instrument shall be reasonably satisfactory to Landlord.

     As used herein, the term "lender" shall include a lessor of Tenant's personal property, furnishings, machinery, equipment and fixtures.

              Section 14.01  Definition
however, shall be deemed to prohibit or otherwise restrict the reasonable placement by Landlord of mall plantings, mall seatings, mall directories and other mall amenities in the general vicinity of the Premises. Moreover, the foregoing shall not be deemed to apply to mall amenities existing as of the date of this lease, or to instances where access to and/or visibility of the Premises is temporarily affected as a result of repairs, remodeling, seasonal promotions, renovation or other construction in the common areas in the Center. In no event shall any storefront barricade be erected (whether by Landlord or another tenant) immediately adjacent to the Premises in a manner or of a size which materially interferes with visibility of or customer access to the Premises storefront from the Enclosed Mall. If any storefront barricade is erected in violation of the immediately preceding sentence, and Landlord fails to cure such violation within three (3) days after receipt by Landlord of written notice from Tenant specifying the details of such violation, then Minimum Rent and the charges specified in the Fundamental L.ease Provisions s:7al1 abate from and after the expiration of such three (3) days until such violation is cured.

Section 14.03 Control by Landlord

           (a) Any net income to Landlord from parking charges (other than those assessed pursuant to sutisection 14.03(c) of the lease form) collected by Landlord in connection with the use of the parking areas serving the Center by tenants or customers of tenants at the Center shall, to the maximum extent permitted by applicable governmental regulations or any traffic or energy management associations to which L,andlord belongs or L.andlord or the Center is subject, be applied to rEduce common area costs.

           (b) The additional charge provided for in Section 14.03(c) of the lease form shall not apply until the third or any subsequent occurrence in any calendar year.

            (c) The phrase "best  efforts"  appearing in clauses (i) and (ii) of
Section 14.03(d) of the lease form shall be amended to read "reasonable efforts." The term 'woluntary" appearing in clause (i) of Section 14.03(d) of the lease form shall have the meaning given to such term in Addendum Section
7.05. In no event shall the operation of clause (ii) of Section 14.03(d) of the lease form result in a net cost to Tenant.

Section 14.04 Common Area Costs

            Notwithstanding anything to the contrary in Section 14.04 of the lease form, the following items shall not be included in common area costs pursuant to this lease:

     (a) Costs incurred for the repair, maintenance or replacement of the Center or any portion or component thereof, to the extent of (i) the proceeds of insurance which I.andlord maintains or is required to maintain under this lease, and (^n) any reimbursement which Landlord receives under any warranties or from any specific tenant or third party;

     (b) Costs of repair, abatement, removal or clean up of hazardous materials located in or about the Center and introduced therein by Landlord which {Section struck out] common area costs for the lease year during which Landlord proposes to charge the same to tenants of the Center; and

     (d) Costs incurred in connection with the rebuilding of or repairs to structural portions of the Center after the occurrence of a casualty pursuant to
Article IX of this lease or a condemnation pursuant to Article XI, except to the extent that such costs are part of I.andlord's routine maintenance of the Center.

All expense items which are classified as capital expenditures under generally accepted accounting principles and which are permitted to be charged to Tenant hereunder shall be amortized pursuant to the last sentence of Section 14.04 of the lease form. Landlord shall not include in common area costs depreciation on any item the replacement cost of which has already been included in common area costs, or vice versa.

Section 14.05 Proportionate Pavment

     (a) Tenant's proportionate share shall be calculated by reference to the greater of the actual occupancy rate of the Center or an occupancy rate of eighty-five percent (85%), in each case excluding (i) tenants who own their own buildings (i.e., currently limited to Sears, Saks, Nordstrom, Bullocks, Bullock s Men s and the Robinson's-May buildings) and (ii) a few other tenants who either do not pay common area costs or whose common area costs are included in a gross rent paid by such tenants and, in the case of (i) and (ii), respectively, whose contributions are credited to common area costs prior to calculation of Tenant's proportionate share.

     (b) L.andlord will provide to Tenant, upon Tenant's request therefor, an audited report prepared by Landlord's independent certified public accountant, Deloitte & Touche, or other comparable accounting frm selected by L,andlord, of costs and expenses incurred by Landlord for the operation and maintenance of the common areas for the calendar year preceding the date of Tenant's request. Landlord will use reasonable efforts to make such a report available for distribution to Tenant on or before May 1 of each year. In the event that Tenant contests or questions the inclusion or the amount cf particular items therein (including real property taxes), L,andlord will provide Tenant with documentary evidence reasonably satisfactory to Tenant in cs|^|nnection with such challenged items.

     (c) Any amount due Tenant at the expiration of the term of the lease pursuant to the last full sentence of subsection 14.05(b) of the lease form shall be refunded to Tenant; provided, however, if Tenant is in default, or there has occurred an event which, with notice and/or lapse of time, would constitute such a default, at the expiration of the term hereof Landlord shall credit any such amount due Tenant against such default.

Section 15.05  Advertising Expenditures

          (a) Notwithstanding anything to the contrary in Section 15.05 of the lease form, Tenant shall spend each lease year an amount equal to not less than one percent (1%) of its gross sales for such lease year on advertising and/or promoting pursuant to subsection 15.05(a) of the lease form.

     (c) The following is hereby added at the end of Section 15.05(a) of the lease form:

     "If Tenant identifies one or more o:her locations of Tenant in any advertising or promotion pursuant to this Section, so Iong as the Premises is identified with equal prominence (i.e., tone, position, color, typeface, typestyle, etc.) to the identiIication of eac:i such other location, the
     amount to be credited against Tenant's advertising and promotional requirement pursuant to this Section shall be detenr|^|3ined on the basis of the relative exposure levels of each location pursuant to such advertising or promotional vehicle. Such relative exposure levels shall be reasonably determined by Tenant based upon circulation figures or other objective criteria. By way of example of the foregoing, if an advertisement lists both the Premises and one other store of Tenant and the criteria utilized by Tenant indicate an exposure level of the advertisement to 600 customers or potential customers at the Premises and 400 customers or potential customers of Tenant's other store, then the cost of such advertiseroent shall be allocated 60% to the Premises and 40% to such other store. In the event, however, that (i) the Premises are primarily featured in such advertising or promotion, the entire cost thereof shall be credited against Tenant's advertising and promotion requirement pursuant to this Section or (^n) the Premises are not identified with equal prominence to the identif cation of the other location(s) of Tenant, no portion of the cost of such advertising or promotion shall be credited against Tenant's a;tvertising and promotion requirement pursuant to this Section."

Section 15.07 Catalog Advertising

           (a) Notwithstanding anything to the contrary in Section 15.07 of the lease form, Tenant shall be required to participate only in the Christmas catalog. The cost to Tenant of such catalog advertisement shall be credited against Tenant's annual advertising and promotional requirement pursuant to
Section 15.05 of the lease form.

           (b) The word  "Landlord"  appedring  in the second  full  sentence of
Section 15.07 of the lease form is hereby amended to read "Landlord's independent professional who prepares such advertisements." The rates charged for catalog advertising shall be applied uniformly and in a non-discriminatory fashion. In addition, I,andlord and Tenant acknowledge that currently all advertisements in the catalogs are one size - full page advertisements. In the event that L,andlord hereafter provides such advertisements in more than one size, Tenant may choose the size of its advertisement in each such catalflg.

Section 16.01  Offset Statement

           Landlord shall at any time and from time to time upon not less than twenty (20) days' prior written notice from Tenant execute, acknowledge and deliver to Tenant a statement in writing (i) certifying that this lease is unmodified and in full force and effect (or, if modified, stating the nature of such modification and certifying that this lease, as so modified, is in full force and effect) and the dates to which the Minimum Rent and additional rent are paid in advance, if any, (^n) acknowledging that there are not, to I.andlord's knowledge, any uncured defaults on the part of Tenant hereunder, or conclusive upon Landlord (A) that |^|his lease is in full force and effect, without modification except as may be represented by Tenant, (B) that there are no uncured defaults in Tenant's performance, (|^|) that not more than one month's Minimum Rent has been paid in advance and (D) t|^|at any other statements of fact regarding the lease included by Tenant in the statement are correct.

Section 16.02 Landlord's Right of Access

           The phrase "and, upon reasonable prior notice to Tenant, for the purpose of' is hereby inserted in clause (a) of Section 16.02 of the lease form immediately before the phrase "monitoring, improving and remedying." Landlord shall use reasonable efforts to minimize interference with Tenant's business operations during any entry into the Premises pursuant to this lease. In the event that any entry into the Premises by Iandlord, occasioned other than by a default by Tenant under the lease, renders the Premises wholly or partially untenantable, then the Minimum Rent and chr.rges specified in the Fundamental I.ease Provisions shall abate during the period of interruption of Tenant's business in proportion to the degree to which Tenant's use of tho Premises is impaired. Degree of impairment shall be measured in the manner provided in Addendum Section 12.03.

Section 16.04 Floor Area

            Landlord shali, promptly upon completion of Landlord's Work pursuant to Addendum Section 17.01, cause thP Premises to be remeasured pursuant to the second paragraph of Section 16.04 of the lease form. A copy of the report or measurement prepared by Landlord's architect shall be delivere:l to each of I,andlord and Tenant. In addition, Tenant's architect may be present during such measurement by Landlord's architec|^|. However, the report of Landlord's architect shall be final and conclusive upon Landlord and Tenant unless Tenant reasonably demonstrates that either (a) such measurement of Floor Area was not in accordance with the definition of "Floor Area" pursuant to Section 16.04 of the lease form or (b) the computations or calculations of Landlord's architect are incorrect.

Section 16.05 Deposit and Financial Statements

          The provisions of Section 16.05 of the lease form shall have no application with respect to this lease. The balance, if any, of Tenant's security deposit pursuant to the Old Lease shall be applied against the first monthly Minimum Rent payable by Tenant pursuant to this lease.

Section 16.06 Late Payment

     The maximum rate of interest which Landlord may charge  pursuant to Section
16.06 of the lease form, or any other provision of this lease which permits Landlord to charge the "maximum rate of interest permitted by applicable usury law "

                                                                  ,
shall not exceed the lesser of (a) a rate equal to the reference rate of Bank of America (Los Angeles), as then in effect and as the same may thereafter change from time to time, plus two percent (2%) or (b) the maximum rate of interest which L,andlord is then permitted to charge by the applicable usury law.

notifying party obtains a contemporaneous written receipt for such Notice from an authorized or ostensible agent or employee of the other party. Provided, however, that personal service shall not be required in connection with any Notice served as a prerequisite to or to commence any unlawful detainer or other legal action brought to enforce or in connection with this lease. Any such notice, including a notice pursuant to Sections 13.01(b) or 13.01(c) of the lease form, shall be served by certified or registered mail, return receipt requested, and shall be effective on the date of receipt or refusal indicated on the return receipt, notwithstanding any statute or rule of law which specifies a later effective date for such seivice. Moreover, any statute or rule of Iaw which extends the time for response or action by Tenant as the result of seivice of a notice other than by personal service shall not apply to notices served pursuant to this subsection (a). Tenant waives the requirements as to personal service contained in Section 1161 et se|^|g. of the Code of Civil Procedure and of any other statute or rule of law which requires personal service as a condition to exercise by Landlord of any remedy against Tenant (but not the requirement that such notices be served, in the manner descnbed in this Section). Nothing herein shall be deemed or construed to relieve Landlord of the obligation to serve any notice upon Tenant; rather, the parties instead agree that any such notice shall be served upon Tenant at its addresses for notice in the applicable Fundamental I.ease Provision in the manner permitted by this subsection.

            (b) With respect to any notices given to Tenant by mail, copies of such notice shall be sent to Tenant at both addresses set forth in the applicable Fundamental Lease Provision.

Section 16.14 Recording

            Neither party hereto shall record this lease or a "short form" memorandum of this lease without the prior written consent of the other.

Section 16.15 Advertising and Promotional Fund

             (a) Notwithstanding the provisions of clause (^n) of Section 16.15(b) of the lease form, Tenant's annual contribution to the Fund after any such adjustment shall not exceed one hundred ten percent (110%) of Tenant's annual contribution irnmediately prior to such adjustment. The first annual adjustment to Tenant's annual contribution to the Fund shall not occur prior to February 1,1995.

           (b) The provisions of Section 16.15(c) of the lease form shall have no application with respect to this lease.

Section 16.21 Non-Disclosure of Irase Terms

          In addition to the disclosures permitted by Section 16.21 of the lease fonn, either party may disclose the terms of this lease to its respective attorneys, insurance brokers and agents, architects, contractors, engineers and consultants.

Section 16.25 Relocation of Tenant

     Notwithstanding| the provisions of Section 16.25 of the lease form any

     (b) A premises with rear service door access to a service corridor leading to a loading dock;

     (c) Located on the first  |^|evel  (i.e.,  the ground floor) of the Center;
and

     (d) Have at least as many lineal feet of storefront as the Premises.

             In addition, with respect to any such relocation:

     (i) Landlord may not relocate Tenant more than once during the lease term.

     (ii) Tenant shall not be required to lose any days of operation in connection with such relocation.

     (iii) The effective date of the relocation (i.e., the opening date of the new store) shall not occur between November 15 of any year and January 1 of the following year.

     (iv) Landlord shall be entitled to relocate Tenant only to accommodate a major remodeling of the Center or the addition of a major department store to the Center. Landlord shall not relocate Tenant to accomplish the purpose set forth in the first sentence of Section 16.25 of the lease form.

     (v) In the event that Tenant elects to terminate this lease rather than being relocated pursuant to Section 16.25 of the lease form, as of the termination date the then principal balance of the Total Costs shall be forgiven and waived. Pending such termination, Tenant shall make all per7odic payments on account of Total Costs and interest accrued thereon required pursuant to Addendum Section 19.01.

     (vi) Landlord shall pay all out-of pocket costs incurred by Tenant in connectinn with such relocation, other than compensation payable by Tenant to its employees.

Section 16.29 Tax Benefits

             Notwithstanding the provisions of Section 16.29 of the lease form, Tenant shall be entitled to the tax benefits attributable to all improvements to the Premises the cost of which is included in Total Costs. Within thirty (30) days after Landlord's receipt of written request from Tenant, Landlord shall furnish to Tenant a written list, in reasonable detail, setting forth the improvements described in this Section together with the costs thereof.

Section 17.01 Landlord's Work

          Landlord shall, prior to delivery of possession of the Premises to Tenant, coordinate (w) all abatement or removal of asbestos bearing materials in the Premises, (x) all demolition work required in the Premises, (y) all work which is the responsibility of Landlnrd pursuant to Exhl'bit "C' and which is required in the Premises, and (z) the

     (a) Prior to or promptly upon the execution and delivery of this lease by L.andlord and Tenant, I,andlord shall retain Paul J. Ruffing (the "Architect"), to complete a preliminary design of the Premises (the "Preliminary Plans"). Approval of the Preliminary Plans shall not be unreasonably withheld and shall be deemed given by a party if such party fails to disapprove the same by written notice to the other party and the Architect within five (5) business days after receipt of the Preliminary Plans. Upon mutual approval of the Preliminary Plans, Iandlord shall obtain from a tenant improvements contractor selected by Landlord ("I,andlord's Contractor") a preliminary estimate of the cost to construct the TI Work (not including the costs of design of L,andlord's Work or the costs of performing the balance of Landlord's Work) pursuant to the approved Preliminary Plans. In the event that the preliminary cost estimate of the TI Work, together with costs of the TI Work not included in the estimate (i.e., design and permit costs for the TI Work) and the relocation cost estimate furnished by Tenant pursuant to Addendum Section 2.44, is collectively greater than $400,000, I|^|andlord shall cause the Architect to promptly revise the Preliminary Plans to reduce such collective cost to $400,000 and shall circulate the revised Preliminazy Plans to I,andlord and Tenant for approval. Promptly upon obtaining an approved set of Preliminary Plans with a collective estimated cost of the TI Work and the relocation costs of $400,000 or less, Landlord shall cause the Architect to prepare working drawings and specifcations (along with a finish schedule) (the "Final Plans") with respect to Landlord's Work based upon the Preliminary Plans. Promptly upon receipt by Landlord of such Final Plans, Landlord shall forward a copy to Tenant for Tenant's approval. Tenant shall approve or disapprove such Final Plans by written notice to Landlord and the Architect within five (5) business days after Tenant's receipt of such Final Plans, and failure to disapprove by such written notice within such five (5) business day period shall be deemed approval of such Final Plans. Any such disapproval shall specify the particular item or items so disapproved. In no event, however, shall Tenant disapprove such Final Plans to the extent such Final Plans reflect matters previously approved by Tenant as shown in the approved Preliminary Plans.

     The Preliminary Plans shall prominently indicate the Floor Area of the Premises. In the event that the Floor Area is more than 5,200 square feet, Tenant may, by written notice to Landlord and the Architect within five (5) business days after Tenant's receipt of the Preliminary Plans, require that the Premises be reduced to 5,200 square feet of Floor Area as a part of the revision of such Preliminary Plans.

     (b) In the event that Tenant disapproves such Final Plans in the manner and within the time set forth in subsection (a) above, and Landlord accepts such changes, Landlord shall cause the Architect to promptly revise such Final Plans to meet such objections and shall resubmit the same to Tenant for final approval. Tenant shall approve or disapprove the revised Final Plans by written notice to I.andlord and the Architect within three (3) business days after receipt of the same, and failure to disapprove by such written notice within such three (3) business day period shall be deemed approval of such revised Final Plans. Tenant shall not disapprove the revised Final Plans so long as the Architect has revised such Final Plans in accordance with Tenant's objections pursuant to subpara|^|aph (a) above. The approved Final Plans resulting from the foregoing approval process are herein referred to as the "Approved Final Plans."

     the Work from at least three (3) contractors selected by Landlord. Landlord shall furnish to Tenant a copy of each such bid or estimate together with a statement or estimate of all costs of the TI Work (i.e., design and permit costs) not included in any such bid or estimate and Landlord's statement, in reasonable detail as to the amount, if any, of such aggregate cost which Tenant may be requested to reimburse to Landlord. If the lowest such bid or estimate for the TI Work, together with the costs of the TI Work not included in such bid or estimate and the relocation costs, collectively exceed $400,000, lLandlord and Tenant shall use reasonable efforts to reduce the aggregate cost of the TI Work to an amount which, with the relocation cost, is equal to or less than $400,000. To the extent that I.andlord and Tenant are unable to reduce such aggregate cost to $400,000, L,andlord may request Tenant to pay for all such excess over $400,000 by written notice of its election to do so to Tenant prior to the commencement of I,andlord's Work. In addition, if Tenant or any governmental authority requires any changes or additions to or modifications of the TI Work which increase the cost thereof above the aggregate cost which L.andlord is obligated to pay, Landlord may request Tenant to reimburse Landlord for any such excess costs. Each reimbursement requested from Tenant pursuant to this subsection (i.e., those resulting from initial excess costs or changes initiated by Tenant or any governmental authority) shall, if Tenant agrees to pay the same, be made by Tenant to Landlord, as additional rent, within thirty
(30) days after Tenant's receipt of Iandlord's invoice or statement for such excess cost or cost increase. Any failure of Tenant to make any payment which Tenant agrees to pay pursuant to this subsection shall entitle Landlord, after notice and failure to cure pursuant to Section 13.01 of the lease form, to all remedies available to Landlord on account of the failure of Tenant to make any payment of rent, including but not limited to those remedies set forth in
Section 13.02 of the lease forrm. Moreover, if Tenant fails to make any payment which Tenant agrees to pay pursuant to this subsection within the period due, Landlord may delay commencement of I,andlord's Work or cease the same pending receipt of such payment. The period of any such delay in commencement or cessation, plus any additional time required for Landlord's contractor to commence or recommence I.andlord's Work, shall, if Tenant's failure to pay is the only cause of such delay, be a period of Tenant Delay pursuant to subsection
(e) below. For the purposes of this subsection, the cost of the TI Work shall include all fees and costs paid by Landlord to the Architect or to any space planners or engineers in connection with the design of the TI Work, all costs and fees paid by I,andlord to obtain all governmental approvals and permits required in connection with the TI Work, all labor and material costs, all costs of purchase, installation and construction of the TI Work and all profit, overhead and general conditions costs paid by Iandlord to its contractor with respect to the TI Work.

     In the event that the initial aggregate cost of the TI Work and the relocation costs collectively exceed $400,000, and Landlord requests Tenant to pay for such excess in the manner and within the time set forth herein, Tenant shall have the a- option to decline to pay for such excess; provided, if Tenant so declines, Landlord may elect to pay such excess at its sole cost and expense and such excess shall not be included in the 'Total Costs" to be paid by Tenant in accordance with Addendum Section 19.01 below. If upon Tenant's refusal to pay such excess, L,andlord also declines to pay for the cost of the TI Work and relocation costs in excess of $400,000, each party shall have the option to terminate this lease by giving written notice of its election to do so to the other party. In such event, this lease shall terminate on the date of receipt by the other party of such notice of termination, each party shall bear its own costs and fees incurred in the [Section struck out]
     subsection or Addendum Sections 18.01 or 20.01, Landlord shall bear all fees and costs paid by Landlord to the Architect or to any space planners or engineers in connection with the design of L,andlord's Work.

     (d) The total amount paid by Landlord for the Work and the relocation costs, but excluding any excess above $400,000 which I.andlord elects to pay in accordance with the immediately preceding paragraph, shall be referred to as the 'Total Costs."

     (e) As used herein, the term 'Tenant Delays" shal1 mean all actual delays in commencement or completion of L,andlord's Work solely caused by Tenant , including but not limited to:

     (i) Any actual delay in the completion of L,andlord's Work resulting from changes in Landlord's Work initiated by Tenant after approval of the Final Plans therefor; and

     (ii) Any failure of Tenant to make any payment required pursuant to subsection (c) above within the time therein specified for such payment.

     (f) If substantial completion of Landlord's Work is delayed by any Tenant Delays, as defined above, then the Rent Commencement Date shall be advanced (i.e., moved earlier in time) by a number of days equal to the aggregate number of days of Tenant Delay. For the purposes of this lease, "substantial completion" shall mean (i) complete to the extent required to obtain a certihcate of occupancy or temporary certificate of occupancy with respect to the Premises and (^n) functionally complete.

     (g) Promptly upon substantial completion of Landlord's Work , Landlord shall deliver possession of the Premises to Tenant as provided in Addendum
Section 2.02 above.

     (h) Promptly upon approval of the Approved Final Plans and completion of the bidding and payment allocation process pursuant to subsection (c) above, L.andlord shall cause the general contractor submitting the lowest bid to construct or install Landlord's Work in the Premises in accordance with the Approved Final Plans and the following:

     (i) There shall be no changes or additions to the Approved Final Plans or Iandlord's Work with respect thereto, without in each instance the prior written approval of both parties hereto.

     (ii)   Landlord's   responsibilities   with   respect  to  the  design  and
construction of Landlord's Work shall include the responsibility to obtain all governmental permits and approvals required in connection with Landlord's Work.

     (iii) Landlord shall use reasonable efforts to substantially complete Landlord's Work on or before September 7,1993. Nothing herein, however, shall require Landlord to utilize any overtime or special rate labor unless Tenant agrees in writing to pay pursuant to subsection (c) above any portion of the Total Costs, in excess of $400,000 resulting from such overtime or special rate labor.

governmental   authorities  having   jurisdiction  of  the  Premises,   and  all
governmental approvals and permits obtained in connection with Landlord's Work.

              (i) The only furniture, fixtures and equipment ("FF&E") included in Landlord's Work shall be that provided for, if any, in the Approved Final Plans and shall be limited to fixtures housing, storing, displaying or holding merchandise. Any other furniture, fixtures or equipment required for Tenant to operate in the Premises shall be either furniture, fixtures and equipment relocated by Tenant from the Old Premises to the Premises pursuant to Addendum
Section 2.04 or new furniture, fixtures and equipment installed by Tenant in the Premises pursuant to Addendum Section 17.02 below.

             (j) During the course of construction, Tenant shall have the right to reasonably review Landlord's Work. Such review right shall be exercised in a manner which shall not unreasonably interfere with the course of construction but may be exercised at such intervals as are selected by Tenant, including daily if desired by Tenant. Tenant may object to or disapprove of any items of I,andlord's Work, but only if the same fail to conform to the Approved Final Plans and such objection or disapproval is communicated to L,andlord within 72 hours following the first review or inspection by Tenant following construction or installation of the item as to which Tenant objects or disapproves.

            (k) Not less than thirty (30) days prior to the anticipated substantial completion of Landlord's Work, Landlord shall notify Tenant in writing of the date upon which Landlord expects Landlord's Work to be substantially completed.

             Except as specifically provided in this Addendum Section 17.01, Iandlord shall have no obligation, either as to performance or payment of costs, to remodel or renovate the Premises or any portion thereof for Tenant's use. All work required for Tenant's use of the Premises shall, except as specifically provided in this Section, be included in Tenant's Work pursuant to Addendum
Section 17.02.

Sections 17.02 -17.04 Tenant's Work

           Any work in the Premises in addition to Landlord's Work ('Tenant's Work") shall be the sole responsibility of Tenant, both as to performance and payment of costs, and shall comply with the following:

            (a) Any Tenant's Work shall be subject to the prior written approval of Landlord and shall conform to plans therefor prepared by Tenant and approved by L,andlord.

            (b) Any Tenant's Work shall comply with all applicable provisions of this lease, including without limitation those contained in Sections I7.03(a),
(b) and (c), if applicable, and 17.04(c) and (d), if applicable, of the lease form, and all applicable requirements of all governmental authorities having jurisdiction with respect to the Premises. In addition, Tenant's Work shall be of a quality at least equal to the quality of L,andlord's Work.

            (c)   There shall be no abatement of rent beyond the Rent

     (d) Section 17.02 of the lease form shall have no application with respect to Tenant's Work.

     (e) The provisions of Sections 17.03(d) and 17.04(a), (b), (e) and (f) of the lease form shall have no application with respect to Tenant's Work.

     (f) Tenant shall commence Tenant's Work promptly following the Commencement Date, shall diligently pursue Tenant's Work to completion and shall complete Tenant's Work and open the Premises for business on or before the Rent
Commencement Date. No delay in completion of Tenant's Work shall delay or otherwise affect the Rent Commencement Date.

     (g) The plan review fee specified in Section 17.03(d) of the lease form shall be required only in connection with a remodel or alteration of the Premises by Tenant (other than Tenant's Work) as to which Landlord's approval or consent is required in connection with such remodel or alteration.

     (h) With respect to I.andlord's approval or disapproval of Tenant's Work, Landlord's approval shall be deemed given unless Landlord shall, by written notice within ten (-10) days after Landlord's receipt of a complete set of drawings and specifications, disapprove the same or any parts thereof.

     (i) Notwithstanding anything to the contrary contained in this lease, Tenant may relocate from the Old Premises to the Premises some or all of Tenant's fixtures in the Old Premjses and reuse the same in the Premises.

Section 17.05 Construction Charges

     Notwithstanding anything to the contrary contained in this lease or in Exhibits "C" and "E" hereto:

     (a) Tenant shall not be required to pay any fee for hooking up to Landlord's HVAC system, or any fees or other charges to the local purveyors providing water, gas, electrical or customary telephone services to the Premises during construction of Landlord's Work. All such fees payable to Landlord are waived by Iandlord, and all such fees payable to a third party shall be paid directly by Landlord as part of I,andlord's Work hereunder and included in Total Costs.

     (b) Tenant shall not be required to pay to Landlord any charge for Tenant's storefront barricade or for placement of Tenant's sign or logo thereon.

     (c) Except, for Sections II.B.1 (last sentence) and II.D. of Exhibit "C' and I.C., I.H., I.I., I.K., IV.F.3.(c), V.C.2., V.C.3., V.C.4., V.D.l., V.D.2.,
V.D.3. and V.D.4. of Exhibit "E," Exhibits "C' and "E" hereto shall have no application with respect to Tenant's Work.

Section 17.06 Directional Signage

     Landlord shall, at Landlord's cost, place Tenant's name and relocation information on a sign on or near the construction barricade covering the storefront of the

Section 18.01  Conditions to Effectiveness of Lease

     Landlord and Tenant acknowledge and agree that the continued effectiveness of this lease is conditioned upon (i) vacation and surrender to Landlord by the tenant of the On The Go Travel store (space number 1012) in the Center on or before May 28,1993, (ii) vacation and surrender to Landlord by the tenant of the Bergstrom store (space number 1030) in the Center on or before May 15, 1993 and,
(iii) L,andlord's ability to enter into an agreement on or before May 10,1993 with the tenant of the Benetton store (the "Existing Tenant") on terms and conditions mutually satisfactory to Landlord and Existing Tenant providing, among other things, for Existing Tenant to surrender and vacate the premises currently occupied by Existing Tenant on or about June l, 1993 and the relocation of its business to another space in the Center.

          Landlord shall promptly notify Tenant when each of the conditions set forth herein has been satisfied. L,andlord shall use reasonable efforts to cause each of the conditions her|^|in to be satisfed. If the condition expressed in clause (^ni) above has not been satisfied by May 10,1993, Landlord shall have the option to terminate this lease by giving written notice of its election to do so to Tenant. In such event, this lease shall terminate on the date of Tenant's receipt of Landlord's notice of termination, each party shall bear its own costs and fees incurred in the negotiation and preparation of this lease and in performing its respective obligations hereunder through the date of such termination, the Old Lease shall remain in full force and effect through the term thereof, and neither party shall have any further obligation to the other under this lease. Pending any such termination, each party shall perform its respective obligations pursuant to this lease. In the event that all of the conditions herein are not satisfed by June l,1993, and provided that Landlord has not terminated this lease in the manner and within|^| the time herein specified, each date for action hereunder by L,andlord shall be delayed on a day for day basis until satisfaction of the last of the conditions herein.

Section 19.01 Total Costs

         As additional rent due hereunder from Tenant to L,andlord, Tenant shall pay to Landlord an amount equal to the Total Costs (as that term is defined in Addendum Section 17.01 above) together with interest thereon as follows:

          (a) Interest shall accrue from the Commencement Date on the unpaid principal balance of the Total Costs until paid in full at a rate equal to the reference rate of Bank of America (L,os Angeles) plus one percent (1%). Initially, such reference rate shall be the reference rate in effect as of the Rent Commencement Date. Thereafter, the interest rate payable by Tenant shall be adjusted as of each anniversary of the Rent Commencement Date by reference to such reference rate as in effect as of such anniversary date and each such adjustment shall be effective until the next succeeding anniversary of the Rent Commencement Date. Subject to subsection (f) below, in no event shall such interest rate ever exceed ten percent (10%) per annum, notwithstanding any adjustments otherwise required pursuant to the provisions of this subsection
(a).

         (b) Additional rent shall be payable under this Addendum Section in monthly installments in accordance with an amortization schedule to be calculated in {section struck out] to subsection (a) above. As and when necessary due to changes in the applicable interest rate, L,andlord shall modify the original amortization table supplied to Tenant and shall furnish to Tenant copies of such modifications. Payments by Tenant pursuant to this subsection (and the amortization table to be developed by L,andlord) shall be as follows:

                (i) Tenant shall make monthly additional rent payments to Landlord on account of the Total Costs. The fust such payment shall be due on the first day of the first calendar month following the Rent Commencement Date, and subsequent payments shall be due on the first day of each of the next succeeding 119 calendar months.

                (^n) Through July 1997, monthly payments shall be equal to accrued and unpaid interest on the Total Costs.

                  (^ni) The payment due August 1,1997 shall be in an amount equal to accrued and unpaid interest on the Total Costs plus the aggregate deferred principal amortization through July 1997. For this purpose, aggregate deferred principal amortization shall equal that amount of principal of the Total Costs which would have been paid by Tenant through July 1997 if Tenant's monthly additional rent payment obligation pursuant to this Section had been structured to provide for 120 equal monthly payments of principal plus accrued interest thereon. .

                (iv) The monthly payments due September 1,1997 and thereafter shall each be in an amount equal to the remaining principal amount of the Total Costs (after giving effect to the payment provided for in clause (^ni)) divided by the number of remaining monthly payments pursuant to this subsection, plus accrued and unpaid interest at the rate determined, from time to time, pursuant to subsection (a) above.

           (c) Tenant may, at any time and from time to time, pay an amount to Landlord on account of the additional rent due under this Addendum Section 19.01, in addition to the monthly installments called for in the then applicable amortization schedule, provided such additional payment is $1,000 or more.

          (d) Each payment pursuant to paragraphs (b) and (c) above shall be applied first to the payment of accrued and unpaid interest and the balance to the principal of the Total Costs.

           (e) Notwithstanding anything to the contrary herein, the entire then unpaid balance of the Total Costs and all accrued and unpaid interest thereon shall be due and payable in full (subject to the limitations hereinafter provided) upon the first to occur of:

     (i) Any early termination of this lease pursuant to the provisions of Articles IX, XI or XIII of the lease form. Upon any termination of this lease pursuant to any such article, Landlord shall have the right to seek recovery of such unpaid balance and accrued interest against any insurance or condemnation proceeds payable to Tenant, and Tenant hereby assigns its interest in such proceeds to Landlord up to the full amount of such proceeds or the then unpaid balance of the Total Costs and all accrued interest and in the amount required by Section 8.02 of the lease form with a carrier meeting the requirements of Section 8.04 of the lease form, Landlord's recovery on account of Total Costs and accrued and unpaid interest thereon shall be limited to the insurance proceeds, if any, payable to L.andlord on account of such casualty pursuant to Addendum Section 8.02(c). Except as to recovery out of such condemnation proceeds or such insurance proceeds, I,andlord shall not be entitled to seek recovery of the Total Costs or accrued interest thereon against Tenant or Guarantors in the event of a termination of this lease due to a casualty or condemnation.

                (^n) An assignment of Tenant's interest in this lease or a subletting of all or substantially all of the Premises by Tenant, other than a transaction as to which Landlord's consent is not required pursuant to Addendum
Section 10.01(b). Notwithstanding anything to the contrary herein, Iandlord may require payment in full of the then entire unpaid balance of the Total Costs and all accrued and unpaid interest thereon as a condition to any consent by I,andlord to an assignment or subletting.

In the event of a termination of this lease pursuant to any provision of this lease other than Articles IX, XI or XIII, such termination shall, unless the provision setting forth such termination is to the contrary, operate to relieve Tenant and Guarantors of all obligations hereunder subsequent to such termination to pay Total Costs. Nothing herein, however, shall relieve Tenant or Guarantors of any payment obligations on account of Total Costs accrued and unpaid prior to such termination.

          (f) Failure of Tenant to pay any amount due pursuant to subsection (b) above when due shall be deemed a default pursuant to this lease to the same extent as other additional rent due pursuant to this lease. In such event, such unpaid amount (but not the accrued and unpaid interest thereon) shall bear interest at a rate equal to the reference rate of Bank of America in effect at the date of the default plus two percent (2%) from the date such payment was due and not paid until payment of such amount in full. In no event, however, shall such interest rate ever exceed eleven percent (11%) per annum, notwithstanding any adjustments otherwise required pursuant to the provisions of this subsection
(f). Upon the giving of the notice required in section 13.01(b) of the lease form and failure of Tenant to pay such unpaid amount within the time provided, the entire then unpaid balance of the Total Costs and all accrued and unpaid interest thereon shall be due and payable in full and the unpaid principal balance shall bear interest at the rate provided in this subsection from the date of acceleration until payment in full. Upon the occurrence of any such default and acceleration pursuant to this subsection (f), Iandlord shall be entitled to all remedies against a defaulting tenant pursuant to a written lease, including but not limited to those provided in Article XIII of the printed form.

          (g) Until such time as Tenant pays all principal and accrued intPrest required pursuant to this Addendum Section 19.01, Tenant shall not, and shall not cause or permit any parent, affiliate or subsidiary of Tenant to open more than one (1) other retail store, with the exception of that certain Toys International store to be located at the Santa Monica Place Mall in Santa Monica, California. The provisions of this subsection shall not apply to a replacement (whether or not in the same center and whether or not within the same geographical area) of any store lost or closed by Tenant [Section struck out]

Section 20.01  Guarantor of Tenant's Obligations

             Tenant acknowledges that a material consideration to Landlord for its execution and delivery of this lease is the execution and delivery by Mr. Gayle Hoepner and Ms. Constance R. Hoepner ("Guarantors"), of a written guaranty of Tenant's obligations pursuant to this lease. Accordingly, within ten (10) days after Tenant's execution and delivery of this lease to L,andlord, Tenant shall deliver to Landlord a written guaranty executed by Guarantors and in the form of Exhibit "I" attached hereto (the "Guaranty").

            In the event that Tenant fails to deliver such executed Guaranty within the time specified in this Section, Landlord shall have the option to terminate this lease. Such option shall be exercised, if at all, by written notice to Tenant given at any time after the expiration of such ten (10) day period and prior to the delivery of such executed Guaranty. In the event that L,andlord is entitled to exercise such option and timely and properly does so, this lease shall terminate on the date of Tenant's receipt of Landlord's notice, Tenant shall promptly surrender possession of the Premises to I.andlord, each party shall bear its respective costs and fees incurred in the negotiation and preparation of this lease and in performing its respective obligations hereunder through the date of termination and neither party shall have any further rights or obligations with respect to the other pursuant to this lease. Pending the delivery of such executed Guaranty, each of the parties shall perform its respective obligations hereunder. In the event of a termination of this lease pursuant to this Section 20.01, the Old Lease shall remain in full force az|^|d effect through the term thereof.

Section 21.01  Interpretation

           This Addendum is attached to and forms a part of a certain lease of even date between I.andlord and Tenant. In the event of any inconsistency between the provisions of this Addendum and any other provision of the lease, the provisions of this Addendum shall control.


TOYS INTERNATIONAL,                    SOUTH COAST PLAZA., a California
a California corporation               partnership

                                       By  C. J. Segerstrom & Sons,
                                          a California general partnership,
By                                        General Partner

Title

By

By

Title
By
Managing Partner

     (c) The following is hereby added at the end of Section 15.05(a) of the lease form:

     "If Tenant identifies one or more o:her locations of Tenant in any advertising or promotion pursuant to this Section, so Iong as the Premises is identified with equal prominence (i.e., tone, position, color, typeface, typestyle, etc.) to the identiIication of eac:i such other location, the
     amount to be credited against Tenant's advertising and promotional requirement pursuant to this Section shall be detenr|^|3ined on the basis of the relative exposure levels of each location pursuant to such advertising or promotional vehicle. Such relative exposure levels shall be reasonably determined by Tenant based upon circulation figures or other objective criteria. By way of example of the foregoing, if an advertisement lists both the Premises and one other store of Tenant and the criteria utilized by Tenant indicate an exposure level of the advertisement to 600 customers or potential customers at the Premises and 400 customers or potential customers of Tenant's other store, then the cost of such advertiseroent shall be allocated 60% to the Premises and 40% to such other store. In the event, however, that (i) the Premises are primarily featured in such advertising or promotion, the entire cost thereof shall be credited against Tenant's advertising and promotion requirement pursuant to this Section or (ii) the Premises are not identified with equal prominence to the identif cation of the other location(s) of Tenant, no portion of the cost of such advertising or promotion shall be credited against Tenant's a;tvertising and promotion requirement pursuant to this Section."

Section 15.07 Catalog Advertising

     (a) Notwithstanding anything to the contrary in Section 15.07 of the lease form, Tenant shall be required to participate only in the Christmas catalog. The cost to Tenant of such catalog advertisement shall be credited against Tenant's annual advertising and promotional requirement pursuant to Section 15.05 of the lease form.

     (b) The word  "Landlord"  appedring in the second full  sentence of Section
15.07 of the lease form is hereby amended to read "Landlord's independent professional who prepares such advertisements." The rates charged for catalog advertising shall be applied uniformly and in a non-discriminatory fashion. In addition, I,andlord and Tenant acknowledge that currently all advertisements in the catalogs are one size - full page advertisements. In the event that L,andlord hereafter provides such advertisements in more than one size, Tenant may choose the size of its advertisement in each such catalflg.

Section 16.01  Offset Statement

     Landlord shall at any time and from time to time upon not less than twenty (20) days' prior written notice from Tenant execute, acknowledge and deliver to Tenant a statement in writing (i) certifying that this lease is unmodified and in full force and effect (or, if modified, stating the nature of such modification and certifying that this lease, as so modified, is in full force and effect) and the dates to which the Minimum Rent and additional rent are paid in advance, if any, (ii) acknowledging that there are not, to Landlord's knowledge, any uncured defaults on the part of Tenant hereunder, or conclusive upon Landlord (A) that this lease is in full force and effect, without modification except as may be represented by Tenant, (B) that there are no uncured defaults in Tenant's performance, (C) that not more than one month's Minimum Rent has been paid in advance and (D) that any other statements of fact regarding the lease included by Tenant in the statement are correct.

Section 16.02 Landlord's Right of Access

           The phrase "and, upon reasonable prior notice to Tenant, for the purpose of' is hereby inserted in clause (a) of Section 16.02 of the lease form immediately before the phrase "monitoring, improving and remedying." Landlord shall use reasonable efforts to minimize interference with Tenant's business operations during any entry into the Premises pursuant to this lease. In the event that any entry into the Premises by Iandlord, occasioned other than by a default by Tenant under the lease, renders the Premises wholly or partially untenantable, then the Minimum Rent and chr.rges specified in the Fundamental I.ease Provisions shall abate during the period of interruption of Tenant's business in proportion to the degree to which Tenant's use of tho Premises is impaired. Degree of impairment shall be measured in the manner provided in Addendum Section 12.03.

Section 16.04 Floor Area

            Landlord shali, promptly upon completion of Landlord's Work pursuant to Addendum Section 17.01, cause thP Premises to be remeasured pursuant to the second paragraph of Section 16.04 of the lease form. A copy of the report or measurement prepared by Landlord's architect shall be delivere:l to each of I,andlord and Tenant. In addition, Tenant's architect may be present during such measurement by Landlord's architec|^|. However, the report of Landlord's architect shall be final and conclusive upon Landlord and Tenant unless Tenant reasonably demonstrates that either (a) such measurement of Floor Area was not in accordance with the definition of "Floor Area" pursuant to Section 16.04 of the lease form or (b) the computations or calculations of Landlord's architect are incorrect.

Section 16.05 Deposit and Financial Statements

          The provisions of Section 16.05 of the lease form shall have no application with respect to this lease. The balance, if any, of Tenant's security deposit pursuant to the Old Lease shall be applied against the first monthly Minimum Rent payable by Tenant pursuant to this lease.

Section 16.06 Late Payment

     The maximum rate of interest which Landlord may charge  pursuant to Section
16.06 of the lease form, or any other provision of this lease which permits Landlord to charge the "maximum rate of interest permitted by applicable usury law "

                                                                  ,
shall not exceed the lesser of (a) a rate equal to the reference rate of Bank of America (Los Angeles), as then in effect and as the same may thereafter change from time to time, plus two percent (2%) or (b) the maximum rate of interest which L,andlord is then permitted to charge by the applicable usury law.

notifying party obtains a contemporaneous written receipt for such Notice from an authorized or ostensible agent or employee of the other party. Provided, however, that personal service shall not be required in connection with any Notice served as a prerequisite to or to commence any unlawful detainer or other legal action brought to enforce or in connection with this lease. Any such notice, including a notice pursuant to Sections 13.01(b) or 13.01(c) of the lease form, shall be served by certified or registered mail, return receipt requested, and shall be effective on the date of receipt or refusal indicated on the return receipt, notwithstanding any statute or rule of law which specifies a later effective date for such seivice. Moreover, any statute or rule of Iaw which extends the time for response or action by Tenant as the result of seivice of a notice other than by personal service shall not apply to notices served pursuant to this subsection (a). Tenant waives the requirements as to personal service contained in Section 1161 et se|^|g. of the Code of Civil Procedure and of any other statute or rule of law which requires personal service as a condition to exercise by Landlord of any remedy against Tenant (but not the requirement that such notices be served, in the manner descnbed in this Section). Nothing herein shall be deemed or construed to relieve Landlord of the obligation to serve any notice upon Tenant; rather, the parties instead agree that any such notice shall be served upon Tenant at its addresses for notice in the applicable Fundamental I.ease Provision in the manner permitted by this subsection.

            (b) With respect to any notices given to Tenant by mail, copies of such notice shall be sent to Tenant at both addresses set forth in the applicable Fundamental Lease Provision.

Section 16.14 Recording

            Neither party hereto shall record this lease or a "short form" memorandum of this lease without the prior written consent of the other.

Section 16.15 Advertising and Promotional Fund

             (a) Notwithstanding the provisions of clause (^n) of Section 16.15(b) of the lease form, Tenant's annual contribution to the Fund after any such adjustment shall not exceed one hundred ten percent (110%) of Tenant's annual contribution irnmediately prior to such adjustment. The first annual adjustment to Tenant's annual contribution to the Fund shall not occur prior to February 1,1995.

           (b) The provisions of Section 16.15(c) of the lease form shall have no application with respect to this lease.

Section 16.21 Non-Disclosure of Irase Terms

          In addition to the disclosures permitted by Section 16.21 of the lease fonn, either party may disclose the terms of this lease to its respective attorneys, insurance brokers and agents, architects, contractors, engineers and consultants.

Section 16.25 Relocation of Tenant

     Notwithstanding the provisions of Section 16.25 of the lease form any

     (b) A premises with rear service door access to a service corridor leading to a loading dock;

     (c) Located on the first level (i.e., the ground floor) of the Center; and

     (d) Have at least as many lineal feet of storefront as the Premises.

     In addition, with respect to any such relocation:

     (i) Landlord may not relocate Tenant more than once during the lease term.

     (ii) Tenant shall not be required to lose any days of operation in connection with such relocation.

     (iii) The effective date of the relocation (i.e., the opening date of the new store) shall not occur between November 15 of any year and January 1 of the following year.

     (iv) Landlord shall be entitled to relocate Tenant only to accommodate a major remodeling of the Center or the addition of a major department store to the Center. Landlord shall not relocate Tenant to accomplish the purpose set forth in the first sentence of Section 16.25 of the lease form.

     (v) In the event that Tenant elects to terminate this lease rather than being relocated pursuant to Section 16.25 of the lease form, as of the termination date the then principal balance of the Total Costs shall be forgiven and waived. Pending such termination, Tenant shall make all per7odic payments on account of Total Costs and interest accrued thereon required pursuant to Addendum Section 19.01.

     (vi) Landlord shall pay all out-of pocket costs incurred by Tenant in connectinn with such relocation, other than compensation payable by Tenant to its employees.

Section 16.29 Tax Benefits

             Notwithstanding the provisions of Section 16.29 of the lease form, Tenant shall be entitled to the tax benefits attributable to all improvements to the Premises the cost of which is included in Total Costs. Within thirty (30) days after Landlord's receipt of written request from Tenant, Landlord shall furnish to Tenant a written list, in reasonable detail, setting forth the improvements described in this Section together with the costs thereof.

Section 17.01 Landlord's Work

          Landlord shall, prior to delivery of possession of the Premises to Tenant, coordinate (w) all abatement or removal of asbestos bearing materials in the Premises, (x) all demolition work required in the Premises, (y) all work which is the responsibility of Landlnrd pursuant to Exhl'bit "C' and which is required in the Premises, and (z) the

     (a) Prior to or promptly upon the execution and delivery of this lease by L.andlord and Tenant, I,andlord shall retain Paul J. Ruffing (the "Architect"), to complete a preliminary design of the Premises (the "Preliminary Plans"). Approval of the Preliminary Plans shall not be unreasonably withheld and shall be deemed given by a party if such party fails to disapprove the same by written notice to the other party and the Architect within five (5) business days after receipt of the Preliminary Plans. Upon mutual approval of the Preliminary Plans, Iandlord shall obtain from a tenant improvements contractor selected by Landlord ("I,andlord's Contractor") a preliminary estimate of the cost to construct the TI Work (not including the costs of design of L,andlord's Work or the costs of performing the balance of Landlord's Work) pursuant to the approved Preliminary Plans. In the event that the preliminary cost estimate of the TI Work, together with costs of the TI Work not included in the estimate (i.e., design and permit costs for the TI Work) and the relocation cost estimate furnished by Tenant pursuant to Addendum Section 2.44, is collectively greater than $400,000, I|^|andlord shall cause the Architect to promptly revise the Preliminary Plans to reduce such collective cost to $400,000 and shall circulate the revised Preliminazy Plans to I,andlord and Tenant for approval. Promptly upon obtaining an approved set of Preliminary Plans with a collective estimated cost of the TI Work and the relocation costs of $400,000 or less, Landlord shall cause the Architect to prepare working drawings and specifcations (along with a finish schedule) (the "Final Plans") with respect to Landlord's Work based upon the Preliminary Plans. Promptly upon receipt by Landlord of such Final Plans, Landlord shall forward a copy to Tenant for Tenant's approval. Tenant shall approve or disapprove such Final Plans by written notice to Landlord and the Architect within five (5) business days after Tenant's receipt of such Final Plans, and failure to disapprove by such written notice within such five (5) business day period shall be deemed approval of such Final Plans. Any such disapproval shall specify the particular item or items so disapproved. In no event, however, shall Tenant disapprove such Final Plans to the extent such Final Plans reflect matters previously approved by Tenant as shown in the approved Preliminary Plans.

     The Preliminary Plans shall prominently indicate the Floor Area of the Premises. In the event that the Floor Area is more than 5,200 square feet, Tenant may, by written notice to Landlord and the Architect within five (5) business days after Tenant's receipt of the Preliminary Plans, require that the Premises be reduced to 5,200 square feet of Floor Area as a part of the revision of such Preliminary Plans.

     (b) In the event that Tenant disapproves such Final Plans in the manner and within the time set forth in subsection (a) above, and Landlord accepts such changes, Landlord shall cause the Architect to promptly revise such Final Plans to meet such objections and shall resubmit the same to Tenant for final approval. Tenant shall approve or disapprove the revised Final Plans by written notice to I.andlord and the Architect within three (3) business days after receipt of the same, and failure to disapprove by such written notice within such three (3) business day period shall be deemed approval of such revised Final Plans. Tenant shall not disapprove the revised Final Plans so long as the Architect has revised such Final Plans in accordance with Tenant's objections pursuant to subpara|^|aph (a) above. The approved Final Plans resulting from the foregoing approval process are herein referred to as the "Approved Final Plans."

     the TI Work from at least three (3) contractors selected by Landlord. I.andlord shall furnish to Tenant a copy of each such bid or estimate together with a statement or estimate of all costs of the TI Work (i.e., design and permit costs) not included in any such bid or estimate and Landlord's statement, in reasonable detail as to the amount, if any, of such aggregate cost which Tenant may be requested to reimburse to Landlord. If the lowest such bid or estimate for the TI Work, together with the costs of the TI Work not included in such bid or estimate and the relocation costs, collectively exceed $400,000, lLandlord and Tenant shall use reasonable efforts to reduce the aggregate cost of the TI Work to an amount which, with the relocation cost, is equal to or less than $400,000. To the extent that I.andlord and Tenant are unable to reduce such aggregate cost to $400,000, L,andlord may request Tenant to pay for all such excess over $400,000 by written notice of its election to do so to Tenant prior to the commencement of I,andlord's Work. In addition, if Tenant or any governmental authority requires any changes or additions to or modifications of the TI Work which increase the cost thereof above the aggregate cost which L.andlord is obligated to pay, Landlord may request Tenant to reimburse Landlord for any such excess costs. Each reimbursement requested from Tenant pursuant to this subsection (i.e., those resulting from initial excess costs or changes initiated by Tenant or any governmental authority) shall, if Tenant agrees to pay the same, be made by Tenant to Landlord, as additional rent, within thirty
(30) days after Tenant's receipt of Iandlord's invoice or statement for such excess cost or cost increase. Any failure of Tenant to make any payment which Tenant agrees to pay pursuant to this subsection shall entitle Landlord, after notice and failure to cure pursuant to Section 13.01 of the lease form, to all remedies available to Landlord on account of the failure of Tenant to make any payment of rent, including but not limited to those remedies set forth in
Section 13.02 of the lease forrm. Moreover, if Tenant fails to make any payment which Tenant agrees to pay pursuant to this subsection within the period due, Landlord may delay commencement of I,andlord's Work or cease the same pending receipt of such payment. The period of any such delay in commencement or cessation, plus any additional time required for Landlord's contractor to commence or recommence I.andlord's Work, shall, if Tenant's failure to pay is the only cause of such delay, be a period of Tenant Delay pursuant to subsection
(e) below. For the purposes of this subsection, the cost of the TI Work shall include all fees and costs paid by Landlord to the Architect or to any space planners or engineers in connection with the design of the TI Work, all costs and fees paid by I,andlord to obtain all governmental approvals and permits required in connection with the TI Work, all labor and material costs, all costs of purchase, installation and construction of the TI Work and all profit, overhead and general conditions costs paid by Iandlord to its contractor with respect to the TI Work.

     In the event that the initial aggregate cost of the TI Work and the relocation costs collectively exceed $400,000, and Landlord requests Tenant to pay for such excess in the manner and within the time set forth herein, Tenant shall have the a- option to decline to pay for such excess; provided, if Tenant so declines, Landlord may elect to pay such excess at its sole cost and expense and such excess shall not be included in the 'Total Costs" to be paid by Tenant in accordance with Addendum Section 19.01 below. If upon Tenant's refusal to pay such excess, L,andlord also declines to pay for the cost of the TI Work and relocation costs in excess of $400,000, each party shall have the option to terminate this lease by giving written notice of its election to do so to the other party. In such event, this lease shall terminate on the date of receipt by the other party of such notice of termination, each party shall bear its own costs and fees incurred in the [section struck out]
     subsection or Addendum Sections 18.01 or 20.01, Landlord shall bear all fees and costs paid by Landlord to the Architect or to any space planners or engineers in connection with the design of L,andlord's Work.

     (d) The total amount paid by Landlord for the TI Work and the relocation costs, but excluding any excess above $400,000 which Landlord elects to pay in accordance with the immediately preceding paragraph, shall be referred to as the 'Total Costs."

     (e) As used herein, the term 'Tenant Delays" sha?1 mean all actual delays in commencement or completion of Landlord's Work solely caused by Tenant , including but not limited to:

     (i) Any actual delay in the completion of L,andlord's Work resulting from changes in Landlord's Work initiated by Tenant after approval of the Final Plans therefor; and

     (ii) Any failure of Tenant to make any payment required pursuant to subsection (c) above within the time therein specified for such payment.

            (f) If substantial completion of Landlord's Work is delayed by any Tenant Delays, as defined above, then the Rent Commencement Date shall be advanced (i.e., moved earlier in time) by a number of days equal to the aggregate number of days of Tenant Delay. For the purposes of this lease, "substantial completion" shall mean (i) complete to the extent required to obtain a certihcate of occupancy or temporary certificate of occupancy with respect to the Premises and (^n) functionally complete.

          (g) Promptly upon substantial completion of I,andlord's Work , Landlord shall deliver possession of the Premises to Tenant as provided in Addendum Section 2.02 above.

           (h) Promptly upon approval of the Approved Final Plans and completion of the bidding and payment allocation process pursuant to subsection (c) above, L.andlord shall cause the general contractor submitting the lowest bid to construct or install Landlord's Work in the Premises in accordance with the Approved Final Plans and the following:

     (i) There shall be no changes or additions to the Approved Final Plans or Iandlord's Work with respect thereto, without in each instance the prior written approval of both parties hereto.

     (ii)   Landlord's   responsibilities   with   respect  to  the  design  and
construction of Landlord's Work shall include the responsibility to obtain all governmental permits and approvals required in connection with Landlord's Work.

     (iii) Landlord shall use reasonable efforts to substantially complete Landlord's Work on or before September 7,1993. Nothing herein, however, shall require Landlord to utilize any overtime or special rate labor unless Tenant agrees in writing to pay pursuant to subsection (c) above any portion of the Total Costs, in excess of $400,000 resulting from such overtime or special rate labor.

     governmental authorities having jurisdiction of the Premises, and all governmental approvals and permits obtained in connection with Landlord's Work.

     (i) The only furniture, fixtures and equipment ("FF&E") included in Landlord's Work shall be that provided for, if any, in the Approved Final Plans and shall be limited to fixtures housing, storing, displaying or holding merchandise. Any other furniture, fixtures or equipment required for Tenant to operate in the Premises shall be either furniture, fixtures and equipment relocated by Tenant from the Old Premises to the Premises pursuant to Addendum
Section 2.04 or new furniture, fixtures and equipment installed by Tenant in the Premises pursuant to Addendum Section 17.02 below.

     (j) During the course of construction, Tenant shall have the right to reasonably review Landlord's Work. Such review right shall be exercised in a manner which shall not unreasonably interfere with the course of construction but may be exercised at such intervals as are selected by Tenant, including daily if desired by Tenant. Tenant may object to or disapprove of any items of landlord's Work, but only if the same fail to conform to the Approved Final Plans and such objection or disapproval is communicated to Landlord within 72 hours following the first review or inspection by Tenant following construction or installation of the item as to which Tenant objects or disapproves.

     (k) Not less than thirty (30) days prior to the anticipated substantial completion of Landlord's Work, Landlord shall notify Tenant in writing of the date upon which Landlord expects Landlord's Work to be substantially completed.

     Except as specifically provided in this Addendum Section 17.01, Landlord shall have no obligation, either as to performance or payment of costs, to remodel or renovate the Premises or any portion thereof for Tenant's use. All work required for Tenant's use of the Premises shall, except as specifically provided in this Section, be included in Tenant's Work pursuant to Addendum
Section 17.02.

Sections 17.02 -17.04 Tenant's Work

     Any work in the Premises in addition to Landlord's Work ('Tenant's Work") shall be the sole responsibility of Tenant, both as to performance and payment of costs, and shall comply with the following:

     (a) Any Tenant's Work shall be subject to the prior written approval of Landlord and shall conform to plans therefor prepared by Tenant and approved by Landlord.

     (b) Any Tenant's Work shall comply with all applicable provisions of this lease, including without limitation those contained in Sections 17.03(a), (b) and (c), if applicable, and 17.04(c) and (d), if applicable, of the lease form, and all applicable requirements of all governmental authorities having jurisdiction with respect to the Premises. In addition, Tenant's Work shall be of a quality at least equal to the quality of Landlord's Work.

     (c) There shall be no abatement of rent beyond the Rent

     (d) Section 17.02 of the lease form shall have no application with respect to Tenant's Work.

     (e) The provisions of Sections 17.03(d) and 17.04(a), (b), (e) and (f) of the lease form shall have no application with respect to Tenant's Work.

     (f) Tenant shall commence Tenant's Work promptly following the Commencement Date, shall diligently pursue Tenant's Work to completion and shall complete Tenant's Work and open the Premises for business on or before the Rent
Commencement Date. No delay in completion of Tenant's Work shall delay or otherwise affect the Rent Commencement Date.

     (g) The plan review fee specified in Section 17.03(d) of the lease form shall be required only in connection with a remodel or alteration of the Premises by Tenant (other than Tenant's Work) as to which Landlord's approval or consent is required in connection with such remodel or alteration.

     (h) With respect to Landlord's approval or disapproval of Tenant's Work, Landlord's approval shall be deemed given unless Landlord shall, by written notice within ten (-10) days after Landlord's receipt of a complete set of drawings and specifications, disapprove the same or any parts thereof.

     (i) Notwithstanding anything to the contrary contained in this lease, Tenant may relocate from the Old Premises to the Premises some or all of Tenant's fixtures in the Old Premises and reuse the same in the Premises.

Section 17.05 Construction Charges

     Notwithstandinganything to the contrary contained in this lease or in Exhibits "C" and "E" hereto:

     (a) Tenant shall not be required to pay any fee for hooking up to Landlord's HVAC system, or any fees or other charges to the local purveyors providing water, gas, electrical or customary telephone services to the Premises during construction of Landlord's Work. All such fees payable to Landlord are waived by Landlord, and all such fees payable to a third party shall be paid directly by Landlord as part of Landlord's Work hereunder and included in Total Costs.

     (b) Tenant shall not be required to pay to Landlord any charge for Tenant's storefront barricade or for placement of Tenant's sign or logo thereon.

     (c) Except, for Sections II.B.1 (last sentence) and II.D. of Exhibit "C' and I.C., I.H., I.I., I.K., IV.F.3.(c), V.C.2., V.C.3., V.C.4., V.D.l., V.D.2.,
V.D.3. and V.D.4. of Exhibit "E," Exhibits "C' and "E" hereto shall have no application wit|^| respect to Tenant's Work.

Section 17.06 Directional Signage

     Landlord shall, at Landlord's cost, place Tenant's name and relocation information on a sign on or near the construction barricade covering the storefront of the

Section 18.01  Conditions to Effectiveness of Lease

     Landlord and Tenant acknowledge and agree that the continued effectiveness of this lease is conditioned upon (i) vacation and surrender to Landlord by the tenant of the On The Go Travel store (space number 1012) in the Center on or before May 28,1993, (^n) vacation and surrender to Landlord by the tenant of the Bergstrom store (space number 1030) in the Center on or before May 15, 1993 and, (^ni) Landlord's ability to enter into an agreement on or before May 10,1993 with the tenant of the Benetton store (the "Existing Tenant") on terms and conditions mutually satisfactory to Landlord and Existing Tenant providing, among other things, for Existing Tenant to surrender and vacate the premises currently occupied by Existing Tenant on or about June 1,1993 and the relocation of its business to another space in the Center.

     Landlord shall promptly notify Tenant when each of the conditions set forth herein has been satisfied. Landlord shall use reasonable efforts to cause each of the conditions herein to be satisfied. If the condition expressed in clause (^ni) above has not been satisfied by May 10,1993, Landlord shall have the option to terminate this lease by giving written notice of its election to do so to Tenant. In such event, this lease shall terminate on the date of Tenant's receipt of Landlord's notice of termination, each party shall bear its own costs and fees incurred in the negotiation and preparation of this lease and in performing its respective obligations hereunder through the date of such termination, the Old Lease shall remain in full force and effect through the term thereof, and neither party shall have any further obligation to the other under this lease. Pending any such termination, each party shall perform its respective obligations pursuant to this lease. In the event that all of the conditions herein are not satisfied by June 1,1993, and provided that Landlord has not terminated this lease in the manner and within|^| the time herein specified, each date for action hereunder by Landlord shall be delayed on a day for day basis until satisfaction of the last of the conditions herein.

Section 19.01 Total Costs

     As additional rent due hereunder from Tenant to Landlord, Tenant shall pay to Landlord an amount equal to the Total Costs (as that term is defined in Addendum Section 17.01 above) together with interest thereon as follows:

     (a) Interest shall accrue from the Commencement Date on the unpaid principal balance of the Total Costs until paid in full at a rate equal to the reference rate of Bank of America (Los Angeles) plus one percent (1%). Initially, such reference rate shall be the reference rate in effect as of the Rent Commencement Date. Thereafter, the interest rate payable by Tenant shall be adjusted as of each anniversary of the Rent Commencement Date by reference to such reference rate as in effect as of such anniversary date and each such adjustment shall be effective until the next succeeding anniversary of the Rent Commencement Date. Subject to subsection (f) below, in no event shall such interest rate ever exceed ten percent (10%) per annum, notwithstanding any adjustments otherwise required pursuant to the provisions of this subsection
(a).

     (b) Additional rent shall be payable under this Addendum Section in monthly installments in accordance with an amortization schedule to be calculated in accordance With the provisions of this subsection [Section struck out] to subsection (a) above. As and when necessary due to changes in the applicable interest rate, L,andlord shall modify the original amortization table supplied to Tenant and shall furnish to Tenant copies of such modifications. Payments by Tenant pursuant to this subsection (and the amortization table to be developed by L,andlord) shall be as follows:

                (i) Tenant shall make monthly additional rent payments to Landlord on account of the Total Costs. The fust such payment shall be due on the first day of the first calendar month following the Rent Commencement Date, and subsequent payments shall be due on the first day of each of the next succeeding 119 calendar months.

                (ii) Through July 1997, monthly payments shall be equal to accrued and unpaid interest on the Total Costs.

                  (iii) The payment due August 1,1997 shall be in an amount equal to accrued and unpaid interest on the Total Costs plus the aggregate deferred principal amortization through July 1997. For this purpose, aggregate deferred principal amortization shall equal that amount of principal of the Total Costs which would have been paid by Tenant through July 1997 if Tenant's monthly additional rent payment obligation pursuant to this Section had been structured to provide for 120 equal monthly payments of principal plus accrued interest thereon. .

                (iv) The monthly payments due September 1,1997 and thereafter shall each be in an amount equal to the remaining principal amount of the Total Costs (after giving effect to the payment provided for in clause (^ni)) divided by the number of remaining monthly payments pursuant to this subsection, plus accrued and unpaid interest at the rate determined, from time to time, pursuant to subsection (a) above.

           (c) Tenant may, at any time and from time to time, pay an amount to Landlord on account of the additional rent due under this Addendum Section 19.01, in addition to the monthly installments called for in the then applicable amortization schedule, provided such additional payment is $1,000 or more.

          (d) Each payment pursuant to paragraphs (b) and (c) above shall be applied first to the payment of accrued and unpaid interest and the balance to the principal of the Total Costs.

           (e) Notwithstanding anything to the contrary herein, the entire then unpaid balance of the Total Costs and all accrued and unpaid interest thereon shall be due and payable in full (subject to the limitations hereinafter provided) upon the first to occur of:

     (i) Any early termination of this lease pursuant to the provisions of Articles IX, XI or XIII of the lease form. Upon any termination of this lease pursuant to any such article, Landlord shall have the right to seek recovery of such unpaid balance and accrued interest against any insurance or condemnation proceeds payable to Tenant, and Tenant hereby assigns its interest in such proceeds to Landlord up to the full amount of such proceeds or the then unpaid balance of the Total Costs and all accrued interest and in the amount required by Section 8.02 of the lease form with a carrier meeting the requirements of Section 8.04 of the lease form, Landlord's recovery on account of Total Costs and accrued and unpaid interest thereon shall be limited to the insurance proceeds, if any, payable to L.andlord on account of such casualty pursuant to Addendum Section 8.02(c). Except as to recovery out of such condemnation proceeds or such insurance proceeds, I,andlord shall not be entitled to seek recovery of the Total Costs or accrued interest thereon against Tenant or Guarantors in the event of a termination of this lease due to a casualty or condemnation.

                (^n) An assignment of Tenant's interest in this lease or a subletting of all or substantially all of the Premises by Tenant, other than a transaction as to which Landlord's consent is not required pursuant to Addendum
Section 10.01(b). Notwithstanding anything to the contrary herein, Iandlord may require payment in full of the then entire unpaid balance of the Total Costs and all accrued and unpaid interest thereon as a condition to any consent by I,andlord to an assignment or subletting.

In the event of a termination of this lease pursuant to any provision of this lease other than Articles IX, XI or XIII, such termination shall, unless the provision setting forth such termination is to the contrary, operate to relieve Tenant and Guarantors of all obligations hereunder subsequent to such termination to pay Total Costs. Nothing herein, however, shall relieve Tenant or Guarantors of any payment obligations on account of Total Costs accrued and unpaid prior to such termination.

          (f) Failure of Tenant to pay any amount due pursuant to subsection (b) above when due shall be deemed a default pursuant to this lease to the same extent as other additional rent due pursuant to this lease. In such event, such unpaid amount (but not the accrued and unpaid interest thereon) shall bear interest at a rate equal to the reference rate of Bank of America in effect at the date of the default plus two percent (2%) from the date such payment was due and not paid until payment of such amount in full. In no event, however, shall such interest rate ever exceed eleven percent (11%) per annum, notwithstanding any adjustments otherwise required pursuant to the provisions of this subsection
(f). Upon the giving of the notice required in section 13.01(b) of the lease form and failure of Tenant to pay such unpaid amount within the time provided, the entire then unpaid balance of the Total Costs and all accrued and unpaid interest thereon shall be due and payable in full and the unpaid principal balance shall bear interest at the rate provided in this subsection from the date of acceleration until payment in full. Upon the occurrence of any such default and acceleration pursuant to this subsection (f), Iandlord shall be entitled to all remedies against a defaulting tenant pursuant to a written lease, including but not limited to those provided in Article XIII of the printed form.

          (g) Until such time as Tenant pays all principal and accrued intPrest required pursuant to this Addendum Section 19.01, Tenant shall not, and shall not cause or permit any parent, affiliate or subsidiary of Tenant to open more than one (1) other retail store, with the exception of that certain Toys International store to be located at the Santa Monica Place Mall in Santa Monica, California. The provisions of this subsection shall not apply to a replacement (whether or not in the same center and whether or not within the same geographical area) of any store lost or closed by Tenant [section struck out]

Section 20.01  Guarantor of Tenant's Obligations

             Tenant acknowledges that a material consideration to Landlord for its execution and delivery of this lease is the execution and delivery by Mr. Gayle Hoepner and Ms. Constance R. Hoepner ("Guarantors"), of a written guaranty of Tenant's obligations pursuant to this lease. Accordingly, within ten (10) days after Tenant's execution and delivery of this lease to Landlord, Tenant shall deliver to Landlord a written guaranty executed by Guarantors and in the form of Exhibit "I" attached hereto (the "Guaranty").

            In the event that Tenant fails to deliver such executed Guaranty within the time specified in this Section, Landlord shall have the option to terminate this lease. Such option shall be exercised, if at all, by written notice to Tenant given at any time after the expiration of such ten (10) day period and prior to the delivery of such executed Guaranty. In the event that Landlord is entitled to exercise such option and timely and properly does so, this lease shall terminate on the date of Tenant's receipt of Landlord's notice, Tenant shall promptly surrender possession of the Premises to Landlord, each party shall bear its respective costs and fees incurred in the negotiation and preparation of this lease and in performing its respective obligations hereunder through the date of termination and neither party shall have any further rights or obligations with respect to the other pursuant to this lease. Pending the delivery of such executed Guaranty, each of the parties shall perform its respective obligations hereunder. In the event of a termination of this lease pursuant to this Section 20.01, the Old Lease shall remain in full force and effect through the term thereof.

Section 21.01  Interpretation

           This Addendum is attached to and forms a part of a certain lease of even date between Landlord and Tenant. In the event of any inconsistency between the provisions of this Addendum and any other provision of the lease, the provisions of this Addendum shall control.


TOYS INTERNATIONAL,                    SOUTH COAST PLAZA., a California
a California corporation               partnership

                                       By  C. J. Segerstrom & Sons,
                                          a California general partnership,
By                                        General Partner

Title

By

By

Title
By
Managing Partner