Form 10QSB
period 1997-06-30
PLAY CO TOYS & ENTERTAINMENT CORP
filed 1997-08-15
CIK 927643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20659



[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly period ended                   June 30, 1997




                         Commission File Number 0-25030




                       PLAY CO TOYS & ENTERTAINMENT CORP.


             (Exact Name of Registrant as specified in its charter)

Delaware                                          95-3024222
(State or other jurisdiction of                   (I.R.S. Employer ID No.)
incorporation or organization) .

                550 Rancheros Drive, San Marcos, California 92069
              (Address of principle executive offices) (Zip Code)

                                 (760) 471-4505
              (Registrant's telephone number, including area code)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                        YES [ X ]     NO [   ]


Common Stock, $.01 par value: 4,103,519 shares outstanding as of June 30, 1997.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.

                                TABLE OF CONTENTS



                                                                                                                   PAGE
PART I.   FINANCIAL INFORMATION:

Item 1.   FINANCIAL STATEMENTS

          Condensed balance sheets as of  June 30, 1997                                                            3
          and March 31, 1997.

          Condensed statements of operations for the
          three months ended June 30, 1997 and 1996.                                                               4

          Condensed statements of cash flows for
          the three months ended June 30, 1997 and 1996.                                                           5

          Notes to condensed financial statements                                                                  6


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS.                                                                                          7



PART II.  OTHER INFORMATION

Item 5.   Other Information and Signatures                                                                         12

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TOYS & TEXTILES CORP.)

                            CONDENSED BALANCE SHEETS
                                     ASSETS

                                                                                                       (unaudited)
                                                                                                     June 30, 1997   March 31, 1997
                                                                                                      -------------   --------------

Current

                 Cash ................................................................................$    163,022    $    177,722
                 Subscription receivable (Note 2) ....................................................     550,000            --
                 Accounts receivable .................................................................      45,430          60,206
                 Merchandise inventories .............................................................   6,550,784       6,092,930
                 Other current assets ................................................................     173,463         247,313
                                                                                                      ------------    ------------

                                                  Total current assets ...............................7,482,699          6,578,171



Property and Equipment, net of accumulated
depreciation and amortization of $2,967,938
and $2,828,913, respectively .....................................................................      2,401,143       2,475,650

Deposits and other assets ..............................................................................  260,564         324,797
                                                                                                      ----------    ------------
                                                                                                     $ 10,144,406    $  9,378,618
                                                                                                     ============    ============

                       LIABILITIES & STOCKHOLDERS' EQUITY
                                                                                                    June 30, 1997    March 31, 1997
                                                                                                     ------------    ------------
Current
           Bank overdraft ...........................................................................$     93,882    $    135,325
           Borrowings under financing agreement .....................................................   4,826,063       4,438,875
           Accounts payable .........................................................................   3,726,313       3,123,851
           Accrued expenses and other liabilities .....................................................   143,444         308,940
           Current portion of notes payable ..............................................................100,000         141,666
                                                                                                    ------------    ------------
                   Total current liabilities ........................................................   8,889,702       8,148,657
Notes payable, net of current portion ..................................................................   75,000         226,925

Deferred rent liability ................................................................................  135,672            --
     Stockholders' equity:
           Series E preferred stock, $1 par, 4,000,000 shares authorized; 250,000
             subscribed; 3,200,570 and 2,500,570 shares outstanding (Note 2) ...........................3,700,570       2,500,570

           Common stock, $.01 par value, 40,000,000 shares
             authorized; 4,103,519 and 4,083,519 shares outstanding .....................................  41,035          40,835

           Additional paid-in-capital (Note 2) .........................................................6,562,407       6,512,107

           Accumulated deficit .......................................................................(9,259,980)     (8,050,476)
                                                                                                     -----------    ------------
              Total stockholders' equity .........................................                     1,044,032       1,003,036
                                                                                                    $ 10,144,406    $  9,378,618
                                                                                                    ============    ============

            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three Months Ended June 30,

                                                              1997            1996

Net sales ..............................................   $ 3,142,813    $ 3,184,903

Cost of Sales ..........................................     1,973,365      2,151,718
                                                           -----------    -----------
                                Gross profit ...........     1,169,448      1,033,185
Operating expenses:
                 Operating expenses ....................     2,028,403      1,741,792
                 Depreciation and amortization .........       139,027         95,580
                                                           -----------    -----------
                                Total operating expenses     2,167,430      1,837,372
                                                           -----------    -----------

Operating loss .........................................      (997,982)      (804,187)
Interest expense .......................................       211,522        179,174
                                                           -----------    -----------
Net loss ...............................................   $(1,209,504)   $  (983,361)
                                                           ===========    ===========

Net loss applicable to common shares ...................   $(1,209,504)   $  (983,361)
                                                           ===========    ===========

Net loss per common share ..............................   $     (0.30)   $     (0.76)
                                                           ===========    ===========

Weighted average number of common shares and
          share equivalents outstanding ................     4,083,739      1,287,843
                                                           ===========    ===========




            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          Three Months Ended June 30,

                                                                           1997             1996

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss ....................................................   $(1,209,506)   $  (983,361)
         Adjustments used to reconcile net loss to net
           cash used for operating activities:
                  Depreciation and amortization ......................       139,027         95,580
                  Preferred stock issued for financing charges .......          --           16,000
                  Change in assets and liabilities:
                             Merchandise inventories .................      (457,854)    (1,259,686)
                           Other assets ..............................       152,837        145,011
                           Accounts payable ..........................       602,457      1,320,106
                             Accrued and other liabilities ...........      (165,469)      (177,415)
                             Deferred rent liability .................         8,746        (20,825)
                             Net cash used for operating activities ..      (929,762)       864,590)
                                                                                        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment .........................       (64,518)       (86,905)
                                                                         -----------    -----------
                             Net cash used for investing activities ..       (64,518)       (86,905)
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of preferred and common stock ........       700,501        334,000
         Change in bank overdraft ....................................       (41,443)          --
         Borrowings on line of credit ................................       387,188        853,768
         Repayments of long-term debt ................................       (66,666)          --
         Redemption of preferred stock ...............................          --          (87,680)
                                                                         -----------    -----------
                             Net cash provided by financing activities       979,580      1,100,088
                                                                        -----------    -----------
Net increase in cash .................................................       (14,700)       148,593
Cash at beginning of period ..........................................       177,722         83,650
Cash at end of period ................................................   $   163,022    $   232,243



            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)

Note 1.

The interim accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended March 31, 1997 included in its Annual Report on Form 10-KSB. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 1998.

Note 2.

In an agreement dated June 30, 1997, the Company agreed to issue 250,000 shares of series E preferred stock for $500,000 and for an additional $50,000 to issue 500,000 warrants to purchase series E preferred stock in a private sale. As a result of that agreement, the Company booked a subscription receivable for $550,000 and recorded increases to series E preferred stock and additional paid-in-capital of $500,000 and $50,000, respectively. The Company had received all of the $550,000 of proceeds from the private sale by August 12, 1997.

Over the course of the quarter ended June 30, 1997, the Company received advances against equity aggregating $700,000. Europe American Capital Corp. exercised its option whereby the $700,000 was converted into 700,000 shares of series E preferred stock in June 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

         The Company's operations are substantially controlled by United Textiles & Toys Corp. ("UTTC"), the Company's parent. UTTC currently owns approximately 59.3% of the issued and outstanding shares of the Company's Common Stock.

For the three months ended June 30, 1997 compared to three months ended June 30, 1996

         The Company generated net sales of $3,142,813 in the three months ended June 30, 1997. This represented a decrease of $42,090, or 1.3%, from net sales of $3,184,903 in the three months ended June 30, 1996. The decline in sales is directly attributable to decreased wholesale sales, primarily to military bases, of $72,101 and to an absence of video rental income compared to $27,173 of such income in the prior period. Prior to the beginning of the period ended June 30, 1997, management had determined that the video rental market had become unprofitable and, accordingly, exited that market. Excluding the video rental and wholesale related sales, the Company's sales from its stores actually increased by $57,184, or 1.9%, from $2,996,759 to $3,053,943.

         The Company posted a gross profit of $1,169,448 in the three months ended June 30, 1997, an increase of $136,263, or 13.2%, from the gross profit of $1,033,185 in the three months ended June 30, 1996. This represented an improvement in the Company's gross margin from 32.4% in the June 1996 period to 37.2% in the June 1997 period. This 4.8% gross margin improvement was largely due to the ongoing implementation of the Company's ongoing plan to augment its traditional product base of lower margin promotional toys with a mix of educational toys, which generally produce better margins than promotional toys.

         Operating expenses in the three months ended June 30, 1997 were $2,028,403. This represented a $286,611, or 16.5%, increase over the Company's operating expenses of $1,741,792 in the three months ended June 30, 1996. The primary reasons for the operating expense increase were an increase in rent expense of $226,338 and an increase in payroll and related expenses of $103,896 Those increases were partially offset by a reduction in advertising expense of $137,565. The operating expenses in the June 1996 period also had the benefit of

$67,229 more of other income, primarily related to income received from the filming of a movie at one of the Company's stores in the earlier period.

         During the three months ended June 30, 1997, the Company recorded non-cash depreciation and amortization expenses of $139,027, a $43,447 increase from $95,580 in the period ended June 30, 1996. This increase was largely due to depreciation on the Toys International assets acquired in January 1997. Total operating expenses (operating expenses combined with depreciation and amortization) in the June 1997 period were $2,167,430, a $330,058, or 18.0%, increase from total operating expenses of $1,837,372 in the June 1996 period.

         As a result of the $330,058 increase in total operating expenses more than offsetting the $136,263 improvement in gross profit, the Company's operating loss increased by $193,797 from $804,187 during the three months ended June 30, 1996 to $997,984 during the three months ended June 30, 1997.

          Interest expense totaled $211,522 for the three months ended June 30, 1997. This represented a $32,348, or 18.1%, increase over interest expense of $179,174 in the three months ended June 30, 1996. The primary reason for the increased level of interest expense was a higher level of borrowings in the June 1997 period than in the June 1996 period.

         As a result of the above mentioned factors, the Company recorded a net loss of $1,209,506 for the three months ended June 30, 1997. This represented a $226,145 increase to the net loss of $983,361 recorded in the three months ended June 30, 1996. The net loss per common share for the June 1997 period was $(0.30) compared to a net loss per common share in the June 1996 period of $(0.76). The loss per common share decreased in the June 1997 period compared to the corresponding prior period due to an increase in the weighted average number of shares outstanding from 1,287,843 in the June 1996 period to 4,083,739 in the June 1997 period.

Liquidity and Capital Resources

         At June 30, 1997, the Company had a working capital deficit of $(1,406,998) compared to a working capital deficit of $(1,570,486) at March 31, 1997. The Company has generated operating losses for the past several years and has historically financed those losses and its working capital requirements through sales of preferred stock. There can be no assurance that the Company will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to achieve profitability.

         During the three months ended June 30, 1997, the Company used $929,762 of cash in its operations compared to $864,590 used in operations in the three months ended June 30, 1996. The Company's net loss was approximately $1.2 million and $1.0 million, respectively, in those periods.

         The Company used $64,518 of cash in its investing activities during the three months ended June 30, 1997 compared to $86,905 in the three months ended June 30, 1996.

         The Company generated $979,580 from its financing activities in the three months ended June 30, 1997 compared to the generation of $1,100,088 from financing activities in the three months ended June 30, 1996. The largest contribution to the Company's financing activities in the 1997 fiscal year was the receipt of $700,000 from the sale of preferred stock. Those proceeds were used to finance the Company's operating losses during the three months ended June 30, 1997.

         As a result of the above factors, the Company had a net decrease in cash of $14,700 in the three months ended June 30, 1997 compared to a net increase in cash of $148,593 in the three months ended June 30, 1996.

         At June 30, 1997, the Company had an inventory financing line of credit with Congress Financial Corporation ("Congress") in connection with a Loan and Security Agreement ("Loan Agreement") that was executed on February 1, 1996. The Loan Agreement provides for maximum borrowings of $7,000,000 based on the "Cost Value of Eligible Inventory," as defined in the Loan Agreement. The Loan Agreement also requires the Company to maintain, at all times, a net worth of $500,000. The Loan Agreement requires the payment of a quarterly service fee of $10,000, The line of credit is secured by substantially all assets of the Company, is guaranteed by United, and is further collateralized by $3,000,000 in letters of credit provided by Europe American Capital Corp. ("EACC"). Interest on outstanding balances is charged at prime plus 1.5%. The Loan Agreement matures February 1, 1998.

         As compensation for the issuance of the letter of credit, the Company granted to EACC options (i) to purchase up to an aggregate of 1,250,000 shares of the Company's Common Stock at a purchase price of 25% of the closing bid price for the Common Stock on the last business day prior to exercise, for a period of six months from the date of issuance and (ii) to purchase up to an aggregate of 20,000,000 shares of the Company's newly authorized Series E Preferred Stock.

         The Company purchases approximately 95% of its products directly form manufacturers. Approximately 30% of the Company's inventory purchases are made directly from five (5) manufacturers. The Company typically purchases products from its suppliers on credit arrangements provided by the manufacturers. The five major manufacturers mentioned above generally provide credit terms of 180+ days while other vendors offer credit terms of 30 to 120 days.

         The toy industry is seasonal with approximately 45% to 49% of the Company's annual sales occurring during the months of October through December. As a result, sources of funds to repay amounts due under inventory finance arrangements with financial institutions and manufacturers are typically generated from sales during the peak selling season.

The Company has prepared cash flow forecasts for the fiscal year ending March 31, 1998. Management acknowledges that the Company will require additional financing in addition to its support from its line of credit with Congress and from vendor credit lines in order to meet its capital requirements for the fiscal year ending March 31, 1998. In addition, the Company may require additional capital to redesign current and future retail locations to incorporate its plans to focus on the educational and specialty toy market. The Company has filed a registration statement with the Securities and Exchange Commission for an initial public offering for the Company's Series E preferred shares to meet those impending capital requirements. That offering is being led by West America Securities Corp. on a best efforts basis with an objective of raising net proceeds to the Company of approximately $2.5 million. However, there can be no assurance that this offering will be consummated. In addition, Mr. Ilan Arbel, an affiliate of EACC, in a letter dated June 10, 1997, represented his willingness to provide additional working capital to the Company, should such be necessary, through September 30, 1998.

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

         The Company's business is highly seasonal with a large portion of its revenues and profits being derived during the months of November and December. Accordingly, the Company is required to obtain substantial short-term borrowing during the first three quarters of the calendar year in order to purchase inventory and to finance capital and operational expenditures. The Company's past history of negative cash flows during the fiscal year are partially a result of its seasonal business nature. The Company's cash flows are negative for most months prior to the Christmas season. The Company's negative cash flow for all months except November and December historically have been serviced via the Company's line of credit, special credit terms with vendors and from the sale of equity instruments, principally preferred stock.

PART II -         OTHER INFORMATION

Item 1 -          Legal Proceedings: None

Item 2. -         Changes In Securities: None

Item 3 -          Defaults Upon Senior Securities: None

Item 4 -          Submission Of Matters To A Vote Of Security Holders: None

Item 5 -          Other Information: None

Item 6 -   Exhibits and Reports on Form 8-K: None

                                   SIGNATURES




         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August 1997.


                                             PLAY CO. TOYS & ENTERTAINMENT CORP.


                                                           By: \s\ Richard Brady
                                                                 Richard L Brady
                                                                       President


                                                         By: \s\ James B. Frakes
                                                                 James B. Frakes
                                                         Chief Financial Officer