Form 10QSB/A
period 1997-06-30
PLAY CO TOYS & ENTERTAINMENT CORP
filed 1997-08-18
CIK 927643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20659



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly period ended June 30, 1997




                         Commission File Number 0-25030




                       PLAY CO TOYS & ENTERTAINMENT CORP.
             (Exact Name of Registrant as specified in its charter)

Delaware                                               95-3024222
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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TOYS & TEXTILES CORP.)

                            CONDENSED BALANCE SHEETS
                                     ASSETS

                                                                                (unaudited)
                                                                                June 30, 1997               March 31, 1997
                                                                                -------------               --------------

Current

                 Cash ..........................................................$    163,022    $    177,722

                 Subscription receivable (Note 2) ..............................     550,000            --

                 Accounts receivable ...........................................      45,430          60,206
                 Merchandise inventories .......................................   6,550,784       6,092,930
                 Other current assets ..........................................     173,463         247,313
                                                                                ------------    ------------

                                                  Total current assets .........   7,482,699       6,578,171



Property and Equipment, net of accumulated
 depreciation and amortization of $2,967,938
 and $2,828,913, respectively ..................................................   2,401,143       2,475,650
Deposits and other assets ......................................................     260,564         324,797
                                                                                $ 10,144,406    $  9,378,618
                                                                                ============    ============

                       LIABILITIES & STOCKHOLDERS= EQUITY
                                                                                June 30, 1997   March 31, 1997
                                                                                ------------    ------------

Current

           Bank overdraft ......................................................$     93,882    $    135,325

           Borrowings under financing agreement ................................   4,826,063       4,438,875

           Accounts payable ....................................................   3,726,313       3,123,851

           Accrued expenses and other liabilities ..............................     143,444         308,940

           Current portion of notes payable ....................................     100,000         141,666
                                                                                ------------    ------------

                   Total current liabilities ...................................   8,889,702       8,148,657


Notes payable, net of current portion ..........................................      75,000         226,925

Deferred rent liability ........................................................     135,672            --
     Stockholders' equity:
           Series E preferred stock, $1 par, 4,000,000 shares authorized;
           250,000 subscribed; 3,200,570 and 2,500,570 shares outstanding
           (Note 2) Common stock, $.01 par value, 40,000,000 shares                3,700,570       2,500,570
           authorized; 4,103,519 and 4,083,519 shares outstanding ..............      41,035          40,835

           Additional paid-in-capital (Note 2) .................................   6,562,407       6,512,107

           Accumulated deficit .................................................  (9,259,980)     (8,050,476)

           Total stockholders' equity .........................................     1,044,032       1,003,036
                                                                                $ 10,144,406     $  9,378,618

     See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended June 30,
                                                            1997           1996

Net sales ...............................................   $ 3,142,813    $ 3,184,903
Cost of Sales ...........................................     1,973,365      2,151,718
                                                            -----------    -----------
                                 Gross profit ...........     1,169,448      1,033,185
Operating expenses:
                 Operating expenses .....................     2,028,403      1,741,792
                 Depreciation and amortization ..........       139,027         95,580
                                                            -----------    -----------
                                 Total operating expenses     2,167,430      1,837,372
                                                            -----------    -----------
Operating loss ..........................................      (997,982)      (804,187)
Interest expense ........................................       211,522        179,174
                                                            -----------    -----------
Net loss ................................................   $(1,209,504)   $  (983,361)
                                                            ===========    ===========
Net loss applicable to common shares ....................   $(1,209,504)   $  (983,361)
                                                            ===========    ===========
Net loss per common share ...............................   $     (0.30)   $     (0.76)
                                                            ===========    ===========
Weighted average number of common shares and
         share equivalents outstanding .................     4,083,739      1,287,843
                                                           ===========    ===========



     See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         Three Months Ended June 30,
                                                                         1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:

         Net loss ....................................................   $(1,209,506)   $  (983,361)
         Adjustments used to reconcile net loss to net
           cash used for operating activities:
                  Depreciation and amortization ......................       139,027         95,580
                  Preferred stock issued for financing charges .......          --           16,000
                  Change in assets and liabilities:
                             Merchandise inventories .................      (457,854)    (1,259,686)
                           Other assets ..............................       152,837        145,011
                           Accounts payable ..........................       602,457      1,320,106
                             Accrued and other liabilities ...........      (165,469)      (177,415)
                             Deferred rent liability .................         8,746        (20,825)
                             Net cash used for operating activities ..      (929,762)       864,590)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment .........................       (64,518)       (86,905)
                             Net cash used for investing activities ..       (64,518)       (86,905)
                                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds from issuance of preferred and common stock ........       700,501        334,000
         Change in bank overdraft ....................................       (41,443)          --
         Borrowings on line of credit ................................       387,188        853,768
         Repayments of long-term debt ................................       (66,666)          --
         Redemption of preferred stock ...............................          --          (87,680)
                                                                         -----------    -----------
                             Net cash provided by financing activities       979,580      1,100,088
                                                                         -----------    -----------
Net increase in cash .................................................       (14,700)       148,593
Cash at beginning of period ..........................................       177,722         83,650
Cash at end of period ................................................   $   163,022    $   232,243

     See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)

Note 1.

The interim accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles (AGAAP@) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended March 31, 1997 included in its Annual Report on Form 10-KSB. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 1998.

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

ITEM 2. MANAGEMENT=S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

         The Company=s operations are substantially controlled by United Textiles & Toys Corp. (AUTTC@), the Company=s parent. UTTC currently owns approximately 59.3% of the issued and outstanding shares of the Company=s Common Stock.

For the three months ended June 30, 1997 compared to three months ended June 30, 1996

     The Company generated net sales of $3,142,813 in the three months ended June 30, 1997. This represented a decrease of $42,090, or 1.3%, from net sales of $3,184,903 in the three months ended June 30, 1996. The decline in sales is directly attributable to decreased wholesale sales, primarily to military bases, of $72,101 and to an absence of video rental income compared to $27,173 of such income in the prior period. Prior to the beginning of the period ended June 30, 1997, management had determined that the video rental market had become unprofitable and, accordingly, exited that market. Excluding the video rental and wholesale related sales, the Company=s sales from its stores actually increased by $57,184, or 1.9%, from $2,996,759 to $3,053,943.

     The Company posted a gross profit of $1,169,448 in the three months ended June 30, 1997, an increase of $136,263, or 13.2%, from the gross profit of $1,033,185 in the three months ended June 30, 1996. This represented an improvement in the Company=s gross margin from 32.4% in the June 1996 period to 37.2% in the June 1997 period. This 4.8% gross margin improvement was largely due to the ongoing implementation of the Company=s ongoing plan to augment its traditional product base of lower margin promotional toys with a mix of educational toys, which generally produce better margins than promotional toys.

         Operating expenses in the three months ended June 30, 1997 were $2,028,403. This represented a $286,611, or 16.5%, increase over the Company=s operating expenses of $1,741,792 in the three months ended June 30, 1996. The primary reasons for the operating expense increase were an increase in rent expense of $226,338 and an increase in payroll and related expenses of $103,896 Those increases were partially offset by a reduction in advertising expense of $137,565. The operating expenses in the June 1996 period also had the benefit of $67,229 more of other income, primarily related to income received from the filming of a movie at one of the Company=s stores in the earlier period.

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

         As a result of the $330,058 increase in total operating expenses more than offsetting the $136,263 improvement in gross profit, the Company=s operating loss increased by $193,797 from $804,187 during the three months ended June 30, 1996 to $997,984 during the three months ended June 30, 1997.

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

         During the three months ended June 30, 1997, the Company used $929,762 of cash in its operations compared to $864,590 used in operations in the three months ended June 30, 1996. The Company=s net loss was approximately $1.2 million and $1.0 million, respectively, in those periods.

         The Company used $64,518 of cash in its investing activities during the three months ended June 30, 1997 compared to $86,905 in the three months ended June 30, 1996.

         The Company generated $979,580 from its financing activities in the three months ended June 30, 1997 compared to the generation of $1,100,088 from financing activities in the three months ended June 30, 1996. The largest contribution to the Company=s financing activities in the 1997 fiscal year was the receipt of $700,000 from the sale of preferred stock. Those proceeds were used to finance the Company=s operating losses during the three months ended June 30, 1997.

     As a result of the above factors, the Company had a net decrease in cash of $14,700 in the three months ended June 30, 1997 compared to a net increase in cash of $148,593 in the three months ended June 30, 1996.

         At June 30, 1997, the Company had an inventory financing line of credit with Congress Financial Corporation (ACongress@) in connection with a Loan and Security Agreement (ALoan Agreement@) that was executed on February 1, 1996. The Loan Agreement provides for maximum borrowings of $7,000,000 based on the ACost Value of Eligible Inventory,@ as defined in the Loan Agreement. The Loan Agreement also requires the Company to maintain, at all times, a net worth of $500,000. The Loan Agreement requires the payment of a quarterly service fee of $10,000, The line of credit is secured by substantially all assets of the Company, is guaranteed by United, and is further collateralized by $3,000,000 in letters of credit provided by Europe American Capital Corp. (AEACC@). Interest on outstanding balances is charged at prime plus 1.5%. The Loan Agreement matures February 1, 1998.

         As compensation for the issuance of the letter of credit, the Company granted to EACC options (i) to purchase up to an aggregate of 1,250,000 shares of the Company=s Common Stock at a purchase price of 25% of the closing bid price for the Common Stock on the last business day prior to exercise, for a period of six months from the date of issuance and (ii) to purchase up to an aggregate of 20,000,000 shares of the Company=s newly authorized Series E Preferred Stock.

         The Company purchases approximately 95% of its products directly form manufacturers. Approximately 30% of the Company=s inventory purchases are made directly from five (5) manufacturers. The Company typically purchases products from its suppliers on credit arrangements provided by the manufacturers. The five major manufacturers mentioned above generally provide credit terms of 180+ days while other vendors offer credit terms of 30 to 120 days.

         The toy industry is seasonal with approximately 45% to 49% of the Company=s annual sales occurring during the months of October through December. As a result, sources of funds to repay amounts due under inventory finance arrangements with financial institutions and manufacturers are typically generated from sales during the peak selling season.

         The Company has prepared cash flow forecasts for the fiscal year ending March 31, 1998. Management acknowledges that the Company will require additional financing in addition to its support from its line of credit with Congress and from vendor credit lines in order to meet its capital requirements for the fiscal year ending March 31, 1998. In addition, the Company may require additional capital to redesign current and future retail locations to incorporate its plans to focus on the educational and specialty toy market. The Company has filed a registration statement with the Securities and Exchange Commission for an initial public offering for the Company=s Series E preferred shares to meet those impending capital requirements. That offering is being led by West America Securities Corp. on a best efforts basis with an objective of raising net proceeds to the Company of approximately $2.5 million. However, there can be no assurance that this offering will be consummated. In addition, Mr. Ilan Arbel, an affiliate of EACC, in a letter dated June 10, 1997, represented his willingness to provide additional working capital to the Company, should such be necessary, through September 30, 1998.

Trends Affecting Liquidity, Capital Resources and Operations

         The Company=s sales efforts are focused primarily on a defined geographic segment, consisting of individuals in the southern California area. The Company=s future financial performance will depend upon continued demand for toys and hobby items by individuals in southern California, general economic conditions within such geographic market area, the Company=s ability to choose locations for new stores, the Company=s ability to purchase product at favorable prices on favorable terms as well as the effects of increased competition and changes in consumer preferences.

         The toy and hobby retail industry faces a number of potentially adverse business conditions including price and gross margin pressures and market consolidation. The domination of the toy industry by Toys R Us has resulted in increased price competition among various toy retailers and declining gross margins for such retailers. Moreover, the domination of Toys R Us has resulted in the liquidation or bankruptcy of many toy retailers throughout the United States, including in the southern California market. There can be no assurance that the Company=s business strategy will enable it to compete effectively in the toy industry.

         Management currently knows of no trends reasonably expected to have a material impact upon the Company=s operations or liquidity in the foreseeable future. The Company=s operating history has been characterized by narrow profit margins and, accordingly, the Company=s earnings will depend significantly on its ability to purchase its product on favorable terms, to obtain store locations on favorable terms, retail a large volume and variety of products efficiently and to provide quality support services. The Company=s prices are, in part, based on market surveys of its competitors= prices, primarily those of Toys R Us. As a result, aggressive pricing policies, such as those used by Toys R Us, have resulted in the Company reducing its retail prices on many items, thereby reducing the available profit margin. Moreover, increases in expenses or other charges to income may have a material adverse effect on the Company=s results of operations. There can be no assurance that the Company will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to increase profitability.

         The Company=s common stock is currently traded on the NASDAQ SmallCap Market System which requires the Company to maintain total assets of at least $2,000,000, stockholders= equity of $1,000,000, and a minimum bid price of $1.00. If the Company=s result of operations from future periods cause the Company to be in a position where it is unable to satisfy these criteria, its securities will be subject to being delisted and trading, if any, would thereafter be conducted in the over-the-counter market and quoted on the OTC Bulletin Board. Consequently, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the Company=s securities. Such an event of delisting may also have a negative impact on the Company=s ability to raise additional equity or debt financing.

Inflation and Seasonality

         During the past few years, inflation in the United States has been relatively stable. In management=s opinion, this is expected to continue for the foreseeable future. However, should the American economy again experience double digit inflation rates, as was the case in the past, the impact on prices could adversely affect the Company=s operations.

         The Company=s business is highly seasonal with a large portion of its revenues and profits being derived during the months of November and December. Accordingly, the Company is required to obtain substantial short-term borrowing during the first three quarters of the calendar year in order to purchase inventory and to finance capital and operational expenditures. The Company=s past history of negative cash flows during the fiscal year are partially a result of its seasonal business nature. The Company=s cash flows are negative for most months prior to the Christmas season. The Company=s negative cash flow for all months except November and December historically have been serviced via the Company=s line of credit, special credit terms with vendors and from the sale of equity instruments, principally preferred stock.

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