Form 10QSB
period 1997-09-30
PLAY CO TOYS & ENTERTAINMENT CORP
filed 1997-11-19
CIK 927643

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number O-25030

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
             (Exact name of registrant as specified in its charter)

Delaware                                     95-3024222
(State or Jurisdiction of Incorporation
or Organization)                            (I.R.S. Employer Identification No.)

                550 Rancheros Drive, San Marcos, California 92069
                    (Address of principal executive offices)

                                 (760) 471-4505
              (Registrant's telephone number, including area code)

     N/A (Former name, former address, and former fiscal year, if changed since last report)

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, $.01 par value:
4,103,519 shares outstanding as of November 10, 1997.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                TABLE OF CONTENTS


                                                                                                                               PAGE

PART I.           FINANCIAL INFORMATION

Item 1.                    FINANCIAL STATEMENTS
                  Condensed balance sheets as of  September 30, 1997
                  and March 31, 1997  ..........................................                                                3

                  Condensed statements of operations for the
                  three months and six months ended September 30, 1997 and 1996                                                 4

                  Condensed statements of cash flows for the
                  six months ended September 30, 1997 and 1996  ................                                                5

                  Notes to condensed financial statements ......................                                                6


Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF  OPERATIONS ...............                                                          7-13

Part II    OTHER INFORMATION

Item 1  LEGAL PROCEEDINGS                                                                                                       13

Item 2  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                               14

Item 3  DEFAULTS UPON SENIOR SECURITIES                                                                                         14

Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                                     14

Item 5  OTHER INFORMATION                                                                                                       14

Item 6  EXHIBITS AND REPORTS ON FORM 8-K                                                                                        14


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TOYS & TEXTILES CORP.)
                            CONDENSED BALANCE SHEETS

                                                      ASSETS

                                                                                             (unaudited)
                                                                                              September 30, 1997   March 31, 1997
                                                                                              ------------------   --------------

Current

            Cash ...............................................................................   $    185,573    $    177,722
            Accounts receivable ................................................................        398,970          60,206
            Merchandise inventories ............................................................      7,356,635       6,092,930
            Other current assets ...............................................................        233,895         247,313
                                                                                                   ------------    ------------

                                              Total current assets .............................      8,175,073       6,578,171



Property and Equipment, net of accumulated
            depreciation and amortization of $3,106,965
            and $2,828,913, respectively .......................................................      2,563,856       2,475,650



Deposits and other assets ......................................................................        431,474         324,797
                                                                                                   ------------    ------------

                                                                                                   $ 11,170,403    $  9,378,618
                                                                                                   ============    ============

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                                              September 30, 1997   March 31, 1997
                                                                                                    ------------    ------------

Current

           Borrowings under financing agreement .................................................   $  5,634,234    $  4,438,875

           Accounts payable .....................................................................      4,700,689       3,259,176

           Accrued expenses and other liabilities ...............................................         46,855         308,940

           Current portion of notes payable .....................................................        100,000         141,666
                                                                                                     ------------    ------------

                   Total current liabilities ....................................................     10,481,778       8,148,657


Notes payable, net of current portion ...........................................................         50,000         100,000

Deferred rent liability .........................................................................        135,672         126,925



     Stockholders' equity:

           Series E preferred stock, $1 par, 4,000,000 shares authorized;
             3,200,570 and 2,500,570 shares outstanding .........................................      3,700,570       2,500,570

           Common stock, $.01 par value, 40,000,000 shares

             authorized; 4,103,519 and 4,083,519 shares outstanding .............................         41,035          40,835

           Additional paid-in-capital ...........................................................      6,562,407       6,512,107

           Accumulated deficit ..................................................................     (9,801,059)     (8,050,476)

           Total stockholders' equity ............................................                        502,954       1,003,036

                                                                                                     $ 11,170,403    $  9,378,618
                                                                                                     ============    ============

            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Months Ended September 30,        Six Months Ended September 30,

                                                            1997           1996           1997           1996
                                                            ----
Net sales ...............................................   $ 4,228,780    $ 3,666,218    $ 7,371,593    $ 6,851,121
Cost of Sales ...........................................     2,384,717      2,528,783      4,358,082      4,680,501
                                 Gross profit ...........     1,844,063      1,137,435      3,013,511      2,170,620


Operating expenses:

                 Operating expenses .....................     2,028,571      1,817,170      4,056,974      3,558,962
                 Depreciation and amortization ..........       139,028         95,580        278,053        191,160
                                                                           -----------    -----------    -----------

                                 Total operating expenses     2,167,597      1,912,750      4,335,027      3,750,122

Operating loss ..........................................      (323,534)      (775,315)    (1,321,516)    (1,579,502)
Interest expense ........................................       217,545        195,663        429,067        374,837


Net loss ................................................   $  (541,079)   $  (970,978)   $(1,750,583)   $(1,954,339)



Net loss applicable to common shares ....................   $  (541,079)   $  (970,978)   $(1,750,583)   $(1,954,339)



Net loss per common share ...............................   $     (0.13)   $     (0.60)   $     (0.43)   $     (1.35)
Weighted average number of common shares and
          share equivalents outstanding .................     4,103,519      1,604,929      4,093,683      1,446,386




            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six Months Ended September 30,

                                                                         1997           1996
                                                                         -----

CASH FLOWS FROM OPERATING ACTIVITIES:

         Net loss ....................................................   $(1,750,583)   $(1,954,339)
         Adjustments used to reconcile net loss to net
           cash used for operating activities:
                  Depreciation and amortization ......................       278,053        298,532
                  Amortization of common stock options ...............       107,372        107,372
                  Deferred rent ......................................         8,746        (20,825)
                  Preferred stock issued for financing charges .......          --           16,000
         Increase (decrease) from changes in:
                             Accounts receivable .....................      (338,764)      (258,284)
                           Merchandise inventories ...................    (1,263,705)    (2,710,581)
                           Other current assets ......................        13,418        126,027
                           Deposits and other assets .................      (214,050)       (40,234)
                           Accounts payable ..........................     1,441,513      2,115,304
                             Accrued expenses and other liabilities ..      (262,085)      (274,802)

                             Net cash used for operating activities ..    (1,980,085)    (2,595,830)

CASH FLOWS FROM INVESTING ACTIVITIES:

         Purchases of property and equipment .........................       366,258)      (231,477)
                                                                         -----------    -----------
                             Net cash used for investing activities ..      (366,258)      (231,477)
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of preferred and common stock ........     1,250,501        834,000
         Net borrowings on line of credit ............................     1,195,359      2,077,947
         Repayments of notes payable .................................       (91,666)          --
         Redemption of preferred stock ...............................          --          (87,680)
                                                                         -----------    -----------

                             Net cash provided by financing activities     2,345,194      2,824,267
                                                                         -----------    -----------

Net increase in cash .................................................         7,851         (3,040)
Cash at beginning of period ..........................................       177,722         83,650
Cash at end of period ................................................   $   185,573    $    80,610


            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)


Note 1.

The interim accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended March 31, 1997 included in its Annual Report on Form 10-KSB and the Company's registration statement on Form SB-2, which became effective on October 2, 1997. Operating results for the six month period ended September 30, 1997 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

     For the three months ended September 30, 1997 compared to three months ended September 30, 1996

     The Company generated net sales of $4,228,780 in the three months ended September 30, 1997. This represented an increase of $562,562, or 15.3%, from net sales of $3,666,218 in the three months ended September 30, 1996. The increase in sales is directly attributable to increased sales contribution from its stores of $496,820, or a 13.6% improvement over the stores' sales contribution in the three months ended September 30, 1996. The sales contribution from the Company's stores came despite a decrease of $48,592 in same store sales for the three months ended September 30, 1997. Sales from new stores contributed an additional $545,412 to the Company's sales in the three months ended September 30, 1997.

     The Company posted a gross profit of $1,844,063 in the three months ended September 30, 1997, an increase of $706,628, or 62.1%, from the gross profit of $1,137,435 in the three months ended September 30, 1996. This represented an improvement in the Company's gross margin from 31.0% in the September 1996 period to 43.6% in the September 1997 period. This 12.6% gross margin improvement was largely due to the ongoing implementation of the Company's plan to augment its traditional product base of lower margin promotional toys with a mix of educational toys, which generally produce better margins than promotional toys.

     Operating expenses in the three months ended September 30, 1997 were $2,028,571. This represented a $211,401, or 11.6%, increase over the Company's operating expenses of $1,817,170 in the three months ended September 30, 1996. The primary reasons for the operating expense increase were an increase in payroll and related expenses of $75,648, a decrease of rental and other income of $64,546 and an increase in rent expense of $37,934. A contributing factor to the increases in rent and payroll related expenses was the acquisition of the three Toys International stores in January 1997. Two of the Toys International stores generate higher gross profit than the Company's original stores but also carry higher rent and salary expenses than the original stores. Those increases were partially offset by a reduction in advertising expense of $66,788. Operating expenses for the three months ended September 30, 1997 were equivalent to the Company's operating expenses for the three months ended June 30, 1997.

     During the three months ended September 30, 1997, the Company recorded non-cash depreciation and amortization expenses of $139,028, a $43,448 increase from $95,580 in the period ended September 30, 1996. This increase was largely due to depreciation on the Toys International assets acquired in January 1997. Total operating expenses (operating expenses combined with depreciation and amortization) in the September 1997 period were $2,167,597, a $254,847, or 13.3%, increase from total operating expenses of $1,912,750 in the September 1996 period. Total operating expenses for the three months ended September 30, 1997 were equivalent to the Company's total operating expenses for the three months ended June 30, 1997.

     As a result of the $706,628 improvement in gross profit more than offsetting the $254,847 increase in total operating expenses, the Company's operating loss decreased by $451,781 from $775,315 during the three months ended September 30, 1996 to $323,534 during the three months ended September 30, 1997. This represented a 58.3% reduction in the Company's operating loss.

     Interest expense totaled $217,545 for the three months ended September 30, 1997. This represented a $22,230, or 11.2%, increase over interest expense of $195,663 in the three months ended September 30, 1996. The primary reason for the increased level of interest expense was a higher level of borrowings in the September 1997 period than in the September 1996 period.

     As a result of the above mentioned factors, the Company recorded a net loss of $541,079 for the three months ended September 30, 1997. This represented a $429,899 reduction from the net loss of $970,978 recorded in the three months ended September 30, 1996. The net loss per common share for the September 1997 period was $(0.13) compared to a net loss per common share in the September 1996 period of $(0.60). The loss per common share decreased in the September 1997 period compared to the corresponding prior period due to an increase in the weighted average number of shares outstanding from 1,604,929 in the September 1996 period to 4,103,519 in the September 1997 period.

     For the six months ended September 30, 1997 compared to six months ended September 30, 1996

     The Company generated net sales of $7,371,593 in the six month period ended September 30, 1997. This represented an increase of $520,472, or 7.6%, from net sales of $6,851,121 in the six month period ended September 30, 1996. The increase in sales is directly attributable to increased sales contribution from its stores of $556,169, or an 8.1% improvement over the stores' sales contribution in the six month period ended September 30, 1996. The sales contribution from the Company's stores came despite a decrease of $359,361 in same store sales for the six month period ended September 30, 1997. Sales from new stores contributed an additional $915,530 to the Company's sales in the six month period ended September 30, 1997.

     The Company posted a gross profit of $3,013,511 in the six month period ended September 30, 1997, an increase of $842,891, or 38.8%, from the gross profit of $2,170,620 in the six month period ended September 30, 1996. This represented an improvement in the Company's gross margin from 31.7% in the September 1996 period to 40.9% in the September 1997 period. This 9.2% gross margin improvement was largely due to the ongoing implementation of the Company's plan to augment its traditional product base of lower margin promotional toys with a mix of educational toys, which generally produce better margins than promotional toys.

     Operating expenses in the six month period ended September 30, 1997 were $4,056,974. This represented a $498,012, or 14.0%, increase over the Company's operating expenses of $3,558,962 in the six month period ended September 30, 1996. The primary reasons for the operating expense increase were an increase in rent expense of $264,272, an increase in payroll and related expenses of $179,544 and a decrease of rental and other income of $131,257. A contributing factor to the increases in rent and payroll related expenses was the acquisition of the three Toys International stores in January 1997. Two of the Toys International stores generate higher gross profit than the Company's original stores but also carry higher rent and salary expenses than the original stores. Those increases were partially offset by a reduction in advertising expense of $204,353.

     During the six month period ended September 30, 1997, the Company recorded non-cash depreciation and amortization expenses of $278,053, a $86,893 increase from $191,160 in the period ended September 30, 1996. This increase was largely due to depreciation on the Toys International assets acquired in January 1997. Total operating expenses (operating expenses combined with depreciation and amortization) in the September 1997 period were $4,335,027, a $584,905, or 15.6%, increase from total operating expenses of $3,750,122 in the September 1996 period.

     As a result of the $842,891 improvement in gross profit more than offsetting the $584,905 increase in total operating expenses, the Company's operating loss decreased by $257,986 from $1,579,502 during the six month period ended September 30, 1996 to $1,321,516 during the six month period ended
September 30, 1997. This represented a 16.3% reduction in the Company's operating loss.

     Interest expense totaled $429,067 for the six month period ended September 30, 1997. This represented a $54,230, or 14.5%, increase over interest expense of $374,837 in the six month period ended September 30, 1996. The primary reason for the increased level of interest expense was a higher level of borrowings in the September 1997 period than in the September 1996 period.

     As a result of the above mentioned factors, the Company recorded a net loss of $1,750,583 for the six month period ended September 30, 1997. This represented a $203,756 reduction from the net loss of $1,954,339 recorded in the six month period ended September 30, 1996. The net loss per common share for the September 1997 period was $(0.43) compared to a net loss per common share in the September 1996 period of $(1.35). The loss per common share decreased in the September 1997 period compared to the corresponding prior period due to an increase in the weighted average number of shares outstanding from 1,446,386 in the September 1996 period to 4,093,683 in the September 1997 period.

     Liquidity and Capital Resources

     At September 30, 1997, the Company had a working capital deficit of $(2,306,705) compared to a working capital deficit of $(1,570,486) at March 31, 1997. The Company has generated operating losses for the past several years and has historically financed those losses and its working capital requirements through sales of preferred stock. There can be no assurance that the Company will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to achieve profitability.

     During the six month period ended September 30, 1997, the Company used $1,980,085 of cash in its operations compared to $2,595,830 used in operations in the six month period ended September 30, 1996. The Company's net loss was approximately $1.75 million and $1.95 million, respectively, in those periods.

     The Company used $366,258 of cash in its investing activities during the six month period ended September 30, 1997 compared to $231,477 in the six month period ended September 30, 1996.

     The Company generated $2,345,194 from its financing activities in the six month period ended September 30, 1997 compared to the generation of $2,824,267 from financing activities in the six month period ended September 30, 1996. The primary contributors to the Company's financing activities were borrowings on the Company's line of credit and proceeds from the issuance of preferred stock. Those proceeds were used to finance the Company's working capital and capital expenditure requirements and operating losses during the six month period ended September 30, 1997.

     As a result of the above factors, the Company had a net increase in cash of $7,851 in the six month period ended September 30, 1997 compared to a net decrease in cash of $3,040 in the six month period ended September 30, 1996.

     During the three months ended September 30, 1997, the Company opened one new store and remodeled an existing store to the Company's new format that emphasizes specialty and educational toys. Both stores are located in strip malls in San Diego county, California. In October 1997, the Company opened a new store in a highly trafficked mall in Ontario, California and opened a temporary store for the Christmas season in a highly trafficked mall in Costa Mesa, California. In early November 1997, the Company opened an additional store in a highly trafficked mall in Redondo Beach, California. Later in the month of November, it expects to open an additional store in a highly trafficked mall located in Tempe, Arizona. The Tempe store will be the first Company store located outside of California.

     At September 30, 1997, the Company had an inventory financing line of credit with Congress Financial Corporation ("Congress") in connection with a Loan and Security Agreement ("Loan Agreement") that was executed on February 1, 1996. The Loan Agreement provides for maximum borrowings of $7,000,000 based on the "Cost Value of Eligible Inventory," as defined in the Loan Agreement. The Loan Agreement also requires the Company to maintain, at all times, a net worth of $500,000. The Loan Agreement requires the payment of a quarterly service fee of $10,000, The line of credit is secured by substantially all assets of the Company, is guaranteed by UTTC, and is further collateralized by $3,000,000 in letters of credit provided by Europe American Capital Corp. ("EACC"). Interest on outstanding balances is charged at prime plus 1.5%. The Loan Agreement matures February 1, 1998.

     The Company is exploring options to find a lender to replace the Congress line of credit. The Company has been verbally informed by a lender that its loan committee has approved a loan subject to the Company's receipt of an additional $1.5 million in equity. There can be no assurance that the loan agreement will be consummated.

     The toy industry is seasonal with approximately 45% to 49% of the Company's annual sales occurring during the months of October through December. As a result, sources of funds to repay amounts due under inventory finance arrangements with financial institutions and manufacturers are typically generated from sales during the peak selling season.

     The Company has prepared cash flow forecasts for the fiscal year ending March 31, 1998. Management acknowledges that the Company will require additional financing in addition to its support from its line of credit with Congress and from vendor credit lines in order to meet its capital requirements for the fiscal year ending March 31, 1998. In addition, the Company may require additional capital to redesign current and future retail locations to incorporate its plans to focus on the educational and specialty toy market. The Company has filed a registration statement with the Securities and Exchange Commission for an initial public offering for the Company's Series E preferred shares to meet those capital requirements. The offering is being managed by West America Securities Corp. on a best efforts basis with an objective of raising net proceeds to the Company of approximately $2.5 million. However, there can be no assurance that this offering will be consummated.

     In September 1997, the NASDAQ SmallCap Market System delisted the Company's common stock for perceived failure to maintain the required minimum stockholders' equity of $1,000,000 and for public interest concerns. Subsequently, the Company's common stock began trading on the over-the counter market. West America Securities Corp. has agreed to market the above noted preferred stock offering with the preferred shares and common stock all trading (or to be traded) on the over-the counter market. However, the delisting may have a negative impact on the Company's ability to raise additional equity or debt financing.

     In addition, Mr. Ilan Arbel, an affiliate of EACC, in a letter dated June 10, 1997, represented his willingness to provide additional working capital to the Company, should such be necessary, through September 30, 1998.

     Trends Affecting Liquidity, Capital Resources and Operations

     The Company's sales efforts are focused primarily on a defined geographic segment consisting of the Southern California area and the Southwestern United States. The Company's future financial performance will depend upon continued demand for toys and hobby items and on general economic conditions within that geographic market area, the Company's ability to choose locations for new stores, the Company's ability to purchase product at favorable prices and on favorable terms, and the effects of increased competition and changes in consumer preferences.

     The toy and hobby retail industry faces a number of potentially adverse business conditions including price and gross margin pressures and market consolidation. The domination of the toy industry by Toys R Us has resulted in increased price competition among various toy retailers and declining gross margins for such retailers. Moreover, the domination of Toys R Us has resulted in the liquidation or bankruptcy of many toy retailers throughout the United States, including some in the Southern California market. There can be no assurance that the Company's business strategy will enable it to compete effectively in the toy industry.

     Management currently knows of no trends reasonably expected to have a material impact upon the Company's operations or liquidity in the foreseeable future. The Company's operating history has been characterized by narrow profit margins; accordingly, the Company's earnings will depend significantly on its ability to purchase its product on favorable terms, to obtain store locations on favorable terms, retail a large volume and variety of products efficiently, and to provide quality support services. The Company's prices are, in part, based on market surveys of its competitors' prices, primarily those of Toys R Us. As a result, aggressive pricing policies, such as those used by Toys R Us, have resulted in the Company reducing its retail prices on many items, thereby reducing the available profit margin. Moreover, increases in expenses or other charges to income may have a material adverse effect on the Company's results of operations. There can be no assurance that the Company will be able to generate sufficient revenues or have sufficient control over expenses and other charges to increase profitability.

Inflation and Seasonality

     During the past few years, inflation in the United States has been relatively stable. In management's opinion, this is expected to continue for the foreseeable future. However, should the American economy again experience double digit inflation rates, as was the case in the past, the impact on prices could adversely affect the Company's operations.

     The Company's business is highly seasonal with a large portion of its revenues and profits being derived during the months of November and December. Accordingly, the Company is required to obtain substantial short-term borrowing during the first three quarters of the calendar year in order to purchase inventory and to finance capital and operational expenditures. The Company's past history of negative cash flows during the fiscal year are partially a result of its seasonal business nature. The Company's cash flows are negative for most months prior to the Christmas season. The Company's negative cash flow for all months except November and December historically has been serviced via the Company's line of credit, special credit terms with vendors, and from the sale of equity instruments, principally preferred stock.

                                     PART II

Item 1.           Legal Proceedings

     In June 1997, in the Superior Court of the State of California, Los Angeles County, Shook Development Corp. commenced suit against the Company for breach of contract pertaining to premises leased by the Company from South San Dimas, a California Limited Partnership. The premises are located in San Dimas, California. The lease for the premises has a term from November 15, 1990 through March 2000. The Company vacated the premises in April 1997. The plaintiff is not the entity with which the Company entered the lease. Under California State law and the provisions of the lease, plaintiff has a duty to mitigate its damages. Plaintiff seeks damages, of a continuing nature, for unpaid rent, unpaid Common Area Maintenance charges, late charges, interest, costs, and attorneys' fees. The Company is defending against this action.

     Also in June 1997, in the Superior Court of the State of California, Orange County, Prudential Insurance Company of America commenced suit against the Company for breach of contract pertaining to premises leased by the Company. The premises are located in Riverside, California, and the lease extends from August 1995 through January 2001. In April 1997, the Company vacated the premises. Under California State law and the provisions of the lease, plaintiff has a duty to mitigate its damages. Plaintiff seeks damages, of a continuing nature, for unpaid rent, unpaid Common Area Maintenance charges, late charges, interest, costs, and attorneys' fees. The Company is defending against this action.

     In May 1997, in the Superior Court of the State of California, Los Angeles County, PNS Stores, Inc. commenced suit against the Company and its former guarantor for breach of contract pertaining to premises leased by the Company. The premises are located in Whittier, California. The lease for the premises has a term from September 1994 through January 2000. The Company vacated the premises in March 1997. Under California State law and the provisions of the lease, plaintiff has a duty to mitigate its damages. Plaintiff seeks damages, of a continuing nature, for unpaid rent, unpaid Common Area Maintenance charges, late charges, interest, costs, and attorneys' fees. The Company is defending against this action.

     In October 1997, in the Superior Court of the State of California, County of San Bernardino, Foothill Marketplace commenced suit against the Company and its former guarantor for breach of contract pertaining to premises leased by the Company. The premises are located in Rialto, California. The lease for the premises has a term from February 1987 through November 2003. The Company vacated the premises in August 1997. Under California State law and the provisions of the lease, plaintiff has a duty to mitigate its damages. Plaintiff seeks damages, of a continuing nature, for unpaid rent, proximate damages, costs, and attorneys' fees. Once served, the Company shall defend against this action.

     No Director, Officer, or affiliate of the Company, nor any associate of same, is a party to, or has a material interest in, any proceeding adverse to the Company.

Item 2. Changes in Securities and Use of Proceeds: None

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K

Exhibit 10.87 - Lease Agreement for Store-Clairemont
Exhibit 10.88 - Lease Agreement for Store-Redondo Beach
Exhibit 10.89 - Lease Agreement for Store-Arizona Mills

                                   SIGNATURES




         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of November 1997.


PLAY CO. TOYS & ENTERTAINMENT CORP.


By: /s/ Richard L. Brady
Richard L. Brady
President and Chief Executive Officer


By: /s/ James B. Frakes
James B. Frakes
Chief Financial Officer