Form 10QSB/A
period 1997-09-30
PLAY CO TOYS & ENTERTAINMENT CORP
filed 1997-11-25
CIK 927643

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-1
                                   (Mark One)

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


                                   SIGNATURES




     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of November 1997.


PLAY CO. TOYS & ENTERTAINMENT CORP.


By: /s/ Richard L. Brady
Richard L. Brady
President and Chief Executive Officer


By: /s/ James B. Frakes
James B. Frakes
Chief Financial Officer