Form 10QSB
period 1997-12-31
PLAY CO TOYS & ENTERTAINMENT CORP
filed 1998-02-10
CIK 927643

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, $.01 par value:
4,103,519 shares outstanding as of February 2, 1998.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                TABLE OF CONTENTS



                                                                                     PAGE

PART I.           FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS
                  Condensed balance sheets as of December 31, 1997 and March 31,
                  1997.                                                              3

                  Condensed  statements of  operations  for the three months and
                  nine months ended December 31, 1997 and 1996.                      4

                  Condensed  statements  of cash flows for the nine months ended
                  December 31, 1997 and 1996.                                        5

                  Notes to condensed financial statements                            6

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF  OPERATIONS.                    8-14

Part II. OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS                                                  14

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS                          15

Item 3.           DEFAULTS UPON SENIOR SECURITIES                                    15

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                15

Item 5.           OTHER INFORMATION                                                  15

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K                                   16


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TOYS & TEXTILES CORP.)
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                              (unaudited)
                                                                                              December 31,         March 31, 1997
                                                                                                  1997

Current

           Cash ................................................................................   $  2,827,735    $    177,722
           Accounts receivable .................................................................        317,121          60,206
           Merchandise inventories .............................................................      6,612,013       6,092,930
           Other current assets ................................................................        163,424         247,313
                                                                                                   ------------    ------------

                                            Total current assets ...............................      9,920,293       6,578,171

Property and Equipment, net of accumulated
           depreciation and amortization of $3,268,948
           and $2,828,913, respectively ........................................................      2,888,687       2,475,650

Deposits and other assets ......................................................................        178,662         324,797
                                                                                                   ------------    ------------
                                                                                                   $ 12,987,642    $  9,378,618
                                                                                                   ============    ============

                       LIABILITIES & STOCKHOLDERS' EQUITY


                                                                                                December 31,       March 31, 1997
                                                                                                  1997

Current

          Borrowings under financing agreement ..................................................   $  4,746,307    $  4,438,875
          Accounts payable ......................................................................      3,439,489       3,259,176
          Accrued expenses and other liabilities ................................................        757,259         308,940
          Current portion of notes payable ......................................................        100,000         141,666
                                                                                                    ------------    ------------
                  Total current liabilities .....................................................      9,043,055       8,148,657
Notes payable, net of current portion ...........................................................         25,000         100,000
Deferred rent liability .........................................................................        155,998         126,925
     Stockholders' equity:
          Series E preferred stock, $.01 par, 10,000,000 shares authorized;
            4,200,570 and 2,500,570 shares outstanding ..........................................      5,966,549       2,500,570
          Common stock, $.01 par value, 40,000,000 shares
            authorized; 4,103,519 and 4,083,519 shares outstanding ..............................         41,035          40,835
          Additional paid-in-capital ............................................................      6,675,398       6,512,107
          Accumulated deficit ...................................................................     (8,919,393)     (8,050,476)

                                            Total stockholders' equity ..........................      3,763,589       1,003,036
                                                                                                    ------------    ------------
                                                                                                    $  9,378,618    $ 12,987,642

            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended               Nine Months Ended
                                                              December 31,                     December 31,


                                                         1997           1996            1997            1996
                                                         ----

Net sales ............................................   $ 10,396,440   $  9,374,440    $ 17,768,033    $ 16,225,561
Cost of Sales ........................................      6,381,992      6,593,497      10,740,074      11,273,998
                                                         ------------    ------------

                              Gross profit ...........      4,014,448      2,780,943       7,027,959       4,951,563
                                                         ------------   ------------    ------------    ------------
Operating expenses:

               Operating .............................      2,716,212      2,872,492       6,773,188       6,431,190
               expenses
               Depreciation and amortization .........        161,982        104,706         440,035         295,866
                                                         ------------    ------------    ------------

                              Total operating expenses      2,878,194      2,977,198       7,213,223       6,727,056
                                                         ------------    ------------    ------------

Operating profit (loss) ..............................      1,136,254       (196,255)       (185,264)     (1,775,493)

Interest expense .....................................        254,586        218,735         683,653         593,572
                                                         ------------    ------------    ------------
Net income (loss) ....................................   $    881,668   $   (414,990)   $   (868,917)   $ (2,369,065)
                                                         ============    ============

Basic earnings (loss) per share:
Weighted average number of common
               shares outstanding ....................      4,103,519      3,900,186       4,096,974       1,710,263
                                                         ============    ============    ============
Basic earnings (loss) per share ......................   $       0.21   $      (0.11)   $      (0.21)   $      (1.39)
                                                         ============    ============    ============

Diluted earnings (loss) per share:
Weighted average number of common shares and
         share equivalents outstanding ...............     24,904,765      3,900,186       4,096,974       1,710,263
                                                         ============    ============    ============

Diluted earnings (loss) per share ....................   $       0.04   $      (0.11)   $      (0.21)   $      (1.39)
                                                         ============    ============    ============


            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                           December 31,


                                                                         1997        1996
                                                                         -----

CASH FLOWS FROM OPERATING ACTIVITIES:

        Net loss ..................................................   $  (868,917)   $(2,369,065)
        Adjustments used to reconcile net loss to net
          cash used for operating activities:
               Depreciation and amortization ......................       440,035        295,866
               Amortization of common stock options ...............       161,058        161,058
               Deferred rent ......................................        29,073           --
       Increase (decrease) from changes in:
                          Accounts receivable .....................      (256,915)      (161,024)
                        Merchandise inventories ...................      (519,083)       628,089
                        Other current assets ......................        83,889         78,336
                        Deposits and other assets .................       (14,923)        16,000
                        Accounts payable ..........................       180,313        446,740
                          Accrued expenses and other liabilities ..       448,319        219,570
                                                                      -----------    -----------

                          Net cash used for operating activities ..      (317,151)      (684,430)
                                                                                     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

        Purchases of property and equipment .......................      (853,072)      (447,951)
                                                                      -----------    -----------
                          Net cash used for investing activities ..      (853,072)      (447,951)
                                                                      -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from issuance of preferred and common stock ......     3,629,470      1,234,000
        Net borrowings on line of credit ..........................       307,432         79,451
        Repayments of notes payable ...............................      (116,666)          --
        Redemption of preferred stock .............................          --          (87,680)
                                                                      -----------    -----------
                          Net cash provided by financing activities     3,820,236      1,225,771
                                                                      -----------    -----------
Net increase in cash ..............................................     2,650,013         93,390
Cash at beginning of period .......................................       177,722         83,650
Cash at end of period .............................................   $ 2,827,735    $   177,040

            See accompanying notes to condensed financial statements

                      PLAY CO. TOYS & ENTERTAINMENT CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                December 31, 1997
                                   (Unaudited)

Note 1.

The interim accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended March 31, 1997 included in its Annual Report on Form 10-KSB and the Company's registration statement on Form SB- 2, which became effective on October 2, 1997. Operating results for the nine month period ended December 31, 1997 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 1998.

Note 2.

On December 29, 1997, the Company completed a public offering of Series E Preferred Stock and Redeemable Series E Purchase Warrants. The offering was managed by West America Securities Corp. The offering raised $3,150,000 in gross proceeds. The Company estimates the net proceeds of the offering were $2,378,978 after discounts and commissions, legal expenses, Blue Sky fees, accounting fees, printing expenses, other investment banking fees, and other miscellaneous costs and expenses. The Company will finalize the net proceeds of the offering during the audit process on its March 31, 1998 year end financial statements.

Note 3.

On January 21, 1997, the Company entered into a $7.1 million secured, revolving Loan and Security Agreement with FINOVA Capital Corporation ("FINOVA" or "FINOVA Agreement"). The FINOVA Agreement replaces the $7 million credit arrangement the Company had with Congress Financial Corporation (Western) ("Congress
Financing"). The FINOVA Agreement is secured by substantially all of the Company's assets and expires on August 3, 2000. It provides for automatic one year renewal periods unless earlier terminated as provided therein. The interest rate of floating prime plus one and one-half percent is the same in both credit arrangements. FINOVA paid off Congress Financial Corporation (Western) on February 3, 1998.

     Under the Congress Financing and the FINOVA Agreement, the Company has been, and shall continue to be, able to borrow $2.4 million against a combination of $3 million in standby letters of credit and restricted cash provided by a subordinated loan compared to a $2 million advance against $3 million in standby letters of credit under the Congress Arrangement. $1.5 million of the $3 million in additional borrowing support from the standby letters of credit was provided by an institutional investor in the form of a subordinated loan, $1.0 million was provided in the form of a standby letter of credit by the principal stockholder of United Textiles & Toys Corp., the Company's parent. The other $500,000 was provided by the Company.

     Under both the Congress Financing and the FINOVA Agreement, the Company has been, and shall continue to be, able to borrow against the cost value of eligible inventory. The Company believes that its credit availability against the cost value of its inventory under the FINOVA Agreement will be comparable to its availability under the Congress Arrangement.

Note 4.

     During the three months ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, which requires the Company to disclose both basic earnings per share and diluted earnings per share. Diluted earnings per share is similar to basic earnings per share except that common shares outstanding are increased to show the dilutive effect of those potential common shares had they been issued. The reconciliation of basic earnings per share to diluted earnings per share is as follows:

                  For the Three Months Ended December 31, 1997

                                                     Income            Shares           Per Share Amount
Basic Earnings Per Share
         Income available to common
           stockholders                              $881,668            4,103,519               $0.21
                                                                                                 =====

Effect of Dilutive Securities:
         Series E Preferred Stock                    0                   20,801,246

Diluted Earnings Per Share
         Income available to common
           stockholders plus assumed
           conversion                                $881,668          24,904,765                $0.04
                                                     ========          ==========                =====

     The financial statements for prior periods were restated to show the effect of the new accounting standard. However, there is no difference between basic and diluted earnings per share for the nine and three months ended December 31, 1996 and for the nine months ended December 31, 1997, as the convertible effects of the Series E Preferred Stock and Redeemable Series E Purchase Warrants are considered anti-dilutive.


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

     For the three months ended December 31, 1997 compared to three months ended December 31, 1996

     The Company generated net sales of $10,396,440 for the three months ended December 31, 1997. This represented an increase of $1,022,000, or 10.9%, from net sales of $9,374,440 in the three months ended December 31, 1996. The increase in sales is directly attributable to increased sales contribution from its stores of $939,498 from its stores, representing a 10.4% increase over the stores' sales contribution in the three months ended December 31, 1996. The increase in sales contribution from th Company's stores occurred despite a decrease of $607,432 in same store sales for the three months ended December 31, 1997. Sales from new stores contributed an additional $4,465,086 to the Company's sales for the three months ended December 31, 1997.

     The Company posted a gross profit of $4,014,448 for the three months ended December 31, 1997, representing an increase of $1,233,505, or 44.4%, from the gross profit of $2,780,943 for the three months ended December 31, 1996. This represented an increase in the Company's gross margin from 29.7% for the December 1996 period to 38.6% for the December 1997 period. This 8.9% gross margin improvement was largely due to the ongoing implementation of the Company's plan to augment its traditional product base of lower margin promotional toys with a mix of specialty and educational toys, which generally produce better margins than promotional toys.

     Operating expenses for the three months ended December 31, 1997 were $2,716,212. This represented a $156,280, or 5.4%, decrease in the Company's operating expenses of $2,872,492 for the three months ended December 31, 1996. The operating expense decrease was a result of a $369,725 reduction in advertising expense that more than offset increases in rent expense of $98,537 and payroll expenses of $106,865.

     During the three months ended December 31, 1997, the Company recorded non-cash depreciation and amortization expenses of $161,982, representing a $57,276 increase from $104,706 recorded for the period ended December 31, 1996. This increase was largely due to depreciation on the Toys International assets acquired in January 1997. Total operating expenses (operating expenses combined with depreciation and amortization) for the December 1997 period were $2,878,194, representing a $99,004, or 3.3%, decrease from total operating expenses of $2,977,198 recorded for the December 1996 period.

     As a result of the $1,233,505 increase in gross profit coupled with the $99,004 decrease in total operating expenses, the Company's operating profit improved by $1,332,509 from an operating loss of $196,255 during the three months ended December 31, 1996 to an operating profit of $1,136,254 during the three months ended December 31, 1997.

     Interest expense totaled $254,586 for the three months ended December 31, 1997. This represented a $35,851, or 16.4%, increase over interest expense of $218,735 for the three months ended December 31, 1996. The primary reason for the increased level of interest expense was a higher level of borrowings in the December 1997 period than in the December 1996 period.

     As a result of the above mentioned factors, the Company recorded a net profit of $881,668 for the three months ended December 31, 1997. This represented a $1,296,658 improvement over the net loss of $414,990 recorded in the three months ended December 31, 1996.

     The basic earnings per share for the three month period ended December 1997 period was $0.21 compared to a net loss per share in the comparable December 1996 period of $0.11. The weighted average number of common shares outstanding increased from 3,900,186 in the December 1996 period to 4,103,519 in the December 1997 period.

     The diluted earnings per share for the three month period ended December 1997 period was $0.04 compared to a diluted loss per share in the comparable December 1996 period of $0.11. The weighted average number of common shares and share equivalents outstanding increased from 3,900,186 in the December 1996 period to 24,904,765 in the December 1997 period. No effect was given to conversion of preferred stock in the December 1996 period as such would have been anti-dilutive.

For the nine months ended December 31, 1997 compared to nine months ended December 31, 1996

     The Company generated net sales of $17,768,033 for the nine month period ended December 31, 1997. This represented an increase of $1,542,472, or 9.5%, from net sales of $16,225,561 for the nine month period ended December 31, 1996. The increase in sales is directly attributable to increased sales contribution from its stores of $1,450,765, or an 9.4% improvement over the stores' sales contribution for the nine month period ended December 31, 1996. The sales contribution from the Company's stores came despite a decrease of $966,792 in same store sales for the nine month period ended December 31, 1997. Sales from new stores contributed an additional $6,639,132 to the Company's sales for the nine month period ended December 30, 1997.

     The Company posted a gross profit of $7,027,959 for the nine month period ended December 31, 1997, an increase of $2,076,396, or 41.9%, from the gross profit of $4,951,563 for the nine month period ended December 31, 1996. This represented an increase in the Company's gross margin from 30.5% for the December 1996 period to 39.6% for the December 1997 period. This 9.1% gross margin improvement was largely due to the ongoing implementation of the Company's plan to augment its traditional product base of lower margin promotional toys with a mix of specialty and educational toys which generally produce better margins than promotional toys.

     Operating expenses for the nine month period ended December 31, 1997 were $6,773,188, representing a $341,998, or 5.3%, increase over the Company's operating expenses of $6,431,190 for the nine month period ended December 31, 1996. The primary reasons for the operating expense increase were an increase in rent expense of $362,810, an increase in payroll and related expenses of $286,408, and a decrease of rental and other income of $194,908. The above noted expenses aggregated $844,126, which was partially offset by a $574,078 decrease in advertising expense. A contributing factor to the increases in rent and payroll related expenses was the acquisition of the three Toys International stores in January 1997.

     During the nine month period ended December 31, 1997, the Company recorded non-cash depreciation and amortization expenses of $440,035, a $144,169 increase from $295,866 for the period ended December 31, 1996. This increase was largely due to depreciation on the Toys International assets acquired in January 1997. Total operating expenses (operating expenses combined with depreciation and amortization) for the December 1997 period were $7,213,223, a $486,167, or 7.2%, increase from total operating expenses of $6,727,056 for the December 1996 period.

     As a result of the $2,076,396 improvement in gross profit more than offsetting the $486,167 increase in total operating expenses, the Company's operating loss decreased by $1,590,229 from $1,775,493 during the nine month period ended December 31, 1996 to $185,264 during the nine month period ended December 31, 1997. This represented a 89.6% reduction in the Company's operating loss.

     Interest expense totaled $683,653 for the nine month period ended December 31, 1997. This represented a $90,081, or 15.2%, increase over interest expense of $593,572 for the nine month period ended December 31, 1996. The primary reason for the increased level of interest expense was a higher level of borrowings in the December 1997 period than for the December 1996 period.

     As a result of the above mentioned factors, the Company recorded a net loss of $868,917 for the nine month period ended December 31, 1997. This represented a $1,500,148 reduction from the net loss of $2,369,065 recorded in the nine month period ended December 31, 1996.

     The basic loss per share for the nine month period ended December 1997 was $0.21 compared to a net loss per share in the comparable December 1996 period of $1.39. The weighted average number of common shares outstanding increased from 1,710,263 in the December 1996 period to 4,096,974 in the December 1997 period.

     The diluted loss per share for the nine month period December 1997 was $0.21 compared to a diluted loss per share in the comparable December 1996 period of $1.39. The weighted average number of common shares and share equivalents outstanding increased from 1,710,263 in the December 1996 period to 4,096,974 in the December 1997 period. No effect was given to conversion of preferred stock in either period as such would have been anti-dilutive.

Liquidity and Capital Resources

     At December 31, 1997, the Company had working capital of $877,238 compared to a working capital deficit of $1,570,486 at March 31, 1997. The Company has generated operating losses for the past several years and has historically financed those losses and its working capital requirements through sales of preferred stock. There can be no assurance that the Company will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to achieve profitability.

     During the nine month period ended December 31, 1997, the Company used $317,151 of cash in its operations compared to $684,430 used in operations for the nine month period ended December 31, 1996. The Company's net loss was approximately $869,000 and $2,369,000, respectively, in those periods.

     The Company used $853,072 of cash in its investing activities during the nine month period ended December 31, 1997 compared to $447,951 for the nine month period ended December 31, 1996. All of the Company's investing activities related to purchases of property and equipment.

     The Company generated $3,820,236 from its financing activities in the nine month period ended December 31, 1997 compared to the generation of $1,225,771 from financing activities for the nine month period ended December 31, 1996. The primary contributor to the Company's financing activities was the completion in the current period of a public offering of Series E Preferred Stock and Redeemable Series E Purchase Warrants as well as the private sale of Series E Preferred Stock in both periods. Those proceeds were used to finance the Company's working capital and capital expenditure requirements and operating losses during the nine month period ended December 31, 1997.

     As a result of the above factors, the Company had a net increase in cash of $2,650,013 for the nine month period ended December 31, 1997 compared to a net increase in cash of $93,390 for the nine month period ended December 31, 1996.

     During the three months ended December 31, 1997, the Company opened three new stores in highly trafficked shopping malls and also opened a temporary short-term seasonal store. The three new stores are located in the South Bay Galleria in Redondo Beach, California; in Ontario Mills in Ontario, California; and in Arizona Mills in Tempe, Arizona. The Arizona Mills location is the Company's first store located outside of Southern California. The temporary seasonal store was located in the Crystal Court in Costa Mesa, California.

     On December 29, 1997, the Company completed a public offering of Series E Preferred Stock and Redeemable Series E Purchase Warrants. The offering was managed by West America Securities Corp. The offering raised $3,150,000 in gross proceeds. The Company estimates the net proceeds of the offering were $2,378,978 after discounts and commissions, legal expenses, Blue Sky fees, accounting fees, printing expenses, other investment banking fees, and other miscellaneous costs and expenses. The Company will finalize the net proceeds of the offering during the audit process on its March 31, 1998 year end financial statement.

     On January 21, 1997, the Company entered into a $7.1 million secured, revolving Loan and Security Agreement with FINOVA Capital Corporation ("FINOVA" or "FINOVA Agreement"). The FINOVA Agreement replaces the $7 million credit arrangement the Company had with Congress Financial Corporation ("Congress Arrangement"). The FINOVA Agreement is secured by substantially all of the Company's assets and it expires on August 3, 2000. The interest rate of floating prime plus one and one-half percent is the same in both credit arrangements. FINOVA paid off Congress Financial Corporation on February 3, 1998.

     Under the FINOVA Agreement, the Company will be able to borrow $2.4 million against a combination of $3 million in standby letters of credit and restricted cash provided by a subordinated loan compared to a $2 million advance against $3 million in standby letters of credit under the Congress Arrangement. $1.5 million of the $3 million in additional borrowing support from the standby letters of credit was provided by an institutional investor in the form of a subordinated loan, $1.0 million was provided in the form of a standby letter of credit by the principal stockholder of United Textiles & Toys Corp., the Company's parent. The other $500,000 was provided by the Company.

     Under both credit agreements, the Company is able to borrow against the cost value of eligible inventory. The Company believes that its credit availability against the cost value of its inventory under the FINOVA Agreement will be comparable to its availability under the Congress Arrangement.

     The toy industry is seasonal with approximately 45% to 49% of the Company's annual sales occurring during the months of October through December. As a result, sources of funds to repay amounts due under inventory finance arrangements with financial institutions and manufacturers are typically generated from sales during the peak selling season.

     The Company currently plans to open five new stores in highly trafficked malls in 1998. Four of the Company's 19 stores are operating under leases that either have expired or will expire in 1998. The Company currently plans to relocate one of those stores. The fate of the remaining three stores will depend upon lease negotiations with the owners of the store locations.

     The costs involved in opening the five new stores and relocating the one store will require a significant capital expenditure, estimated to be approximately $1.2 million. The Company plans to finance the capital expenditure via a combination of landlord tenant improvement contributions, borrowings on its new credit line, and from capital leases. Any remaining expenditure will be paid out of the Company's working capital. There can be no assurance that the Company will be able to find five suitable store locations under acceptable lease terms in 1998 or that the Company will be able to obtain landlord or lease financing to partially offset the new store opening costs.

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

         Management currently knows of no trends reasonably expected to have a material impact upon the Company's operations or liquidity in the foreseeable future. The Company's operating history has been characterized by narrow profit margins; accordingly, the Company's earnings will depend significantly on its ability to purchase its product on favorable terms, to obtain store locations on favorable terms, to retail a large volume and variety of products efficiently, and to provide quality support services. The Company's prices are, in part, based on market surveys of its competitors' prices, primarily those of Toys R Us. As a result, aggressive pricing policies, such as those used by Toys R Us, have resulted in the Company reducing its retail prices on many items, thereby reducing the available profit margin. Moreover, increases in expenses or other charges to income may have a material adverse effect on the Company's results of operations. There can be no assurance that the Company will be able to generate sufficient revenues or have sufficient control over expenses and other charges to increase profitability.

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


                                     PART II

Item 1.  Legal Proceedings

     In June 1997, in the Superior Court of the State of California, Los Angeles County, Shook Development Corp. commenced suit against the Company for breach of contract pertaining to premises leased by the Company from South San Dimas, a California Limited Partnership. See the Company's Form 10-QSB for the quarterly period ended September 30, 1997 for more information concerning this matter.

     Also in June 1997, in the Superior Court of the State of California, Orange County, Prudential Insurance Company of America commenced suit against the Company for breach of contract pertaining to premises leased by the Company. See the Company's Form 10-QSB for the quarterly period ended September 30, 1997 for more information concerning this matter.

     In May 1997, in the Superior Court of the State of California, Los Angeles County, PNS Stores, Inc. commenced suit against the Company and its former guarantor for breach of contract pertaining to premises leased by the Company. See the Company's Form 10-QSB for the quarterly period ended September 30, 1997 for more information concerning this matter.

     In October 1997, in the Superior Court of the State of California, County of San Bernardino, Foothill Marketplace commenced suit against the Company and its former guarantor for breach of contract pertaining to premises leased by the Company. See the Company's Form 10-QSB for the quarterly period ended September 30, 1997 for more information concerning this matter.

         No Director, Officer, or affiliate of the Company, nor any associate of same, is a party to, or has a material interest in, any proceeding adverse to the Company.

     Item 2. Changes in Securities and Use of Proceeds: None

     Item 3. Defaults Upon Senior Securities: None

     Item 4. Submission of Matters to a Vote of Security Holders:

     On January 28, 1998, the Company held its annual meeting during which it proposed to elect four Directors to the Board. The proposal was adopted, and the following were elected Directors of the Board for a term of one year: Harold Rashbaum, Richard Brady, James Frakes, and Sheikhar Boodram.

     The votes cast or withheld for the election of the Directors are set forth as follows:

                                                              Votes Cast
                                                              For                 Abstentions

                  Harold Rashbaum                             2,781,477                 2,539
                  Richard Brady                               2,782,623                 1,393
                  James Frakes                                2,782,241                 1,775
                  Sheikhar Boodram                            2,781,477                 2,539


Item 5.           Other Information:

     On January 21, 1997, the Company entered into a $7.1 million secured, revolving Loan and Security Agreement with FINOVA Capital Corporation ("FINOVA" or "FINOVA Agreement"). The FINOVA Agreement replaces the $7 million credit arrangement the Company had with Congress Financial Corporation (Western) ("Congress Financing"). The FINOVA Agreement is secured by substantially all of the Company's assets and expires on August 3, 2000. It provides for automatic one year renewal periods unless earlier terminated as provided therein. The interest rate of floating prime plus one and one-half percent is the same in both credit arrangements. FINOVA paid off Congress Financial Corporation (Western) on February 3, 1998.

     Under the FINOVA Agreement, the Company will be able to borrow $2.4 million against a combination of $3 million in standby letters of credit and restricted cash provided by a subordinated loan compared to a $2 million advance against $3 million in standby letters of credit under the Congress Arrangement. $1.5 million of the $3 million in additional borrowing support from the standby letters of credit was provided by an institutional investor in the form of a subordinated loan, $1.0 million was provided in the form of a standby letter of credit by the principal stockholder of United Textiles & Toys Corp., the Company's parent. The other $500,000 was provided by the Company.

     Under both the Congress Financing and the FINOVA Agreement, the Company has been, and shall continue to be, able to borrow against the cost value of eligible inventory. The Company believes that its credit availability against the cost value of its inventory under the FINOVA Agreement will be comparable to its availability under the Congress Arrangement.

     Item 6. Exhibits and Reports on Form 8-K:

Exhibit 10.90 - Finova Loan and Security Agreement
Exhibit 10.91 - Schedule to Loan and Security Agreement

                                   SIGNATURES




         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of February 1998.


PLAY CO. TOYS & ENTERTAINMENT CORP.


By: /s/ Richard L. Brady
Richard L. Brady
President and Chief Executive Officer


By: /s/ James B. Frakes
James B. Frakes
Chief Financial Officer