Form 10QSB/A
period 1997-12-31
PLAY CO TOYS & ENTERTAINMENT CORP
filed 1998-02-18
CIK 927643

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                   (Mark One)

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
                                                                                                   ============    ============

                       LIABILITIES & STOCKHOLDERS' EQUITY


                                                                                                December 31,       March 31, 1997
                                                                                                  1997

Current

          Borrowings under financing agreement ..................................................   $  4,746,307    $  4,438,875
          Accounts payable ......................................................................      3,439,489       3,259,176
          Accrued expenses and other liabilities ................................................        757,259         308,940
          Current portion of notes payable ......................................................        100,000         141,666
                                                                                                    ------------    ------------
                  Total current liabilities .....................................................      9,043,055       8,148,657
Notes payable, net of current portion ...........................................................         25,000         100,000
Deferred rent liability .........................................................................        155,998         126,925
     Stockholders' equity:
          Series E preferred stock, $.01 par, 10,000,000 shares authorized;
            4,200,570 and 2,500,570 shares outstanding ..........................................      5,966,549       2,500,570
          Common stock, $.01 par value, 40,000,000 shares
            authorized; 4,103,519 and 4,083,519 shares outstanding ..............................         41,035          40,835
          Additional paid-in-capital ............................................................      6,675,398       6,512,107
          Accumulated deficit ...................................................................     (8,919,393)     (8,050,476)

                                            Total stockholders' equity ..........................      3,763,589       1,003,036
                                                                                                    ------------    ------------
                                                                                                    $ 12,987,642     $ 9,378,618

            See accompanying notes to condensed financial statements

                                   SIGNATURES




         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of February 1998.


PLAY CO. TOYS & ENTERTAINMENT CORP.


By: /s/ Richard L. Brady
Richard L. Brady
President and Chief Executive Officer


By: /s/ James B. Frakes
James B. Frakes
Chief Financial Officer