Form 10KSB
period 1998-03-31
PLAY CO TOYS & ENTERTAINMENT CORP
filed 1998-06-29
CIK 927643

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number O-25030

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                              95-3024222
(State or Other Jurisdiction of Incorporation or Organization)        (I.R.S. Employer Identification No.)

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

                          Common Stock, $.01 par value
                    Series E Preferred Stock, $.01 par value
                   Series E Preferred Stock Purchase Warrants
                                (Title of Class)


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

     The Registrant's revenues for its fiscal year ended March 31, 1998 were $22,568,527.

     The aggregate market value of the voting stock on March 31, 1998 (consisting of Common Stock, par value $.01 per share) held by non-affiliates was approximately $1,241,018, based upon the closing price for such Common Stock on said date ($.75), as reported by a market maker. On such date, there were 4,103,519 shares of Registrant's Common Stock outstanding.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

History

         Play Co. Toys &  Entertainment  Corp.  (the  "Company")  was founded in
1974, at which time it operated one store under the name Play Co. Toys in Escondido, California. The Company now operates 19 stores: 18 are located throughout Southern California in the Los Angeles, Orange, San Diego, Riverside, and San Bernardino Counties, and one is located in Tempe, Arizona. The Company has executed leases to build and open six additional stores during calendar 1998. The Company expects that by the end of calendar 1998 it shall have 25 stores, 18 of which (the "New Stores") shall follow the Company's new concept and seven of which (the "Original Stores") shall follow its old format.

         In 1996, the Company redefined its corporate goals and philosophy, changing its focus from the sale of traditional toys in stores located in strip shopping centers to the sale of educational, new electronic interactive, and specialty and collectible toys and items in high traffic malls. In light of its new focus, the Company has redesigned four of its Original Stores to the Company's new format, opened five new locations, and acquired three stores in its acquisition of Toys International, Inc. (" Toys"). Two of the five New Stores operate under the tradename Toy Co. In conformance with its new goals, the Company's New Stores shall be smaller (5,000 to 10,000 square feet in size) and shall operate exclusively in high traffic malls rather than in strip shopping centers.

         The Company's New Stores have and are expected to continue to produce higher gross profits since they focus on the sale of educational and electronic interactive games and toys, specialty products, and collector's toys, which generally carry higher gross margins than traditional toys.

Acquisition of Toys International

         In January 1997, the Company acquired substantially all of the assets of Toys. The acquisition, in principal, included the assignment to the Company of the three store leases held by Toys and Toys' entire inventory. As part of the purchase agreement, the Company obtained the rights to the Toys International and Tutti Animali operating name trademarks and also assumed the existing leases at its three store locations: two of such locations operate under the tradename Toys International, and the third operate under the Tutti Animali tradename. The total purchase price was $1,024,184 which consisted mainly of inventory and certain prepaid expenses and deposits. The purchase price was tendered in the form of a $759,184 cash payment remitted in January 1997 and the execution of two promissory notes, aggregating $265,000, payable over a two year period. In order to ensure a smooth transition in operations, the former president of Toys, Mr. Gayle Hoepner, continued his relationship as a consultant to the Company for a period of ninety days.

Series E Preferred Offering

         On December 29, 1997, through West America Securities Corp. as agent, the Company completed a public offering of its Series E Preferred Stock and Redeemable Series E Stock Purchase Warrants. The offering raised $3,150,000 in gross proceeds from which the Company realized net proceeds of $2,303,441 after discounts, commissions, and expenses of the offering. The proceeds were apportioned as follows: (i) $500,000 was placed in a restricted certificate of deposit to secure a stand-by letter of credit in favor of FINOVA Capital Corporation ("FINOVA"), the Company's working capital lender (see "-- Financing"); (ii) approximately $140,000 has been expended for the relocation and enlargement of the Company's Toys store located in the Century City shopping center (the Company expects to expend an additional $100,000 to complete the renovation)' (iii) $250,000 was placed in a restricted short-term certificate of deposit as collateral for a facility to issue letters of credit; (iv) approximately $1,050,000 was used to pay down the FINOVA credit line to reduce interest expenses; and (v) approximately $440,000 was used to reduce trade accounts payable or to opportunistically purchase inventory from vendors on advantageous terms.

Series F Preferred Offering

         In May 1998, the Company commenced an offering of Units, each Unit comprising one share of the Company's Series F Preferred Stock, par value $.01 per share (the "Series F Stock"), and one Series F Preferred Stock Purchase Warrant (the "Warrants"), at a purchase price of $3.00 per Unit, through Morgan Grant Capital Group, Inc., as placement agent. The Company is seeking to raise an aggregate of $4,500,000 which requires the sale of a minimum of 250,000 Units to close the offering. Each Warrant is exercisable for a period of five years, commencing one year from issuance, at $4.00 per share. Each share of Series F Stock shall carry a $0.36 annual dividend, payable quarterly, and the holder has the right, commencing six months after issuance, to convert each share into two fully paid and non-assessable shares of Common Stock. As of the date of this report, the offering has not been consummated.

Merchandising Strategy; Refocusing of Corporate Direction

         Traditionally, the Company's merchandising strategy was to offer an alternative, less intimidating environment than that provided by the larger toy retailers who are in competition with the Company. In particular, the Company stocks all of its items at eye level (not vertically, as other stores often do), provides clerks to assist customers, and implements a policy of treating its customers with courtesy and respect. The Company's merchandise is stacked from the ground to the eye level of an adult, no more than six feet high. The Company has augmented its product lines in its New Stores and will continue to provide these quality services to patrons of all its stores.

         Beginning in 1996, management of the Company realized the inherent value in, and thus the demand for, a retail outlet which provides a combination of (i) educational, new electronic interactive, and specialty and collectible toys and items; and (ii) traditional toys. In addition, the Company determined that it should place its stores in high traffic malls, rather than in strip shopping centers where most of its Original Stores have operated. To achieve its goals, the Company developed a new store design and marketing format which provides an interactive setting together with a retail operation. This format and design has formed the foundation for the Company's future direction and growth plans, thereby allowing the Company to meet what it believes are the industry's current and future demands. The Company has thus far remodeled four Original Stores to fit its New Store design, opened five New Stores, and acquired three New Stores (Toys stores). By the end of calendar year 1998, the Company intends to open six additional New Stores, the leases for which were executed in the first calendar quarter of 1998, and thereby operate a total of twenty-five stores. In calendar 1999, the Company expects to open an additional six stores, bringing its total to 31. The Company shall continue to operate its Original Stores until their leases expire, except with respect to certain stores for which it is negotiating lease extensions, which stores it may redesign to fit the New Store concept. The Company periodically reviews each individual store's sales history and prospects on an individual basis to decide on the appropriate product mix. As part of its business plan, the Company shall continue to assess current and future trends and demands in the industry, refine its new format, and analyze and evaluate markets for future store openings, product lines, and marketing strategies. The Company shall continue to operate its stores under the names it currently utilizes - Play Co. Toys, Toys
International, Toy Co., and Tutti Animali - and shall continue to open stores with such names contingent upon the product mix and location of the store.

         To a certain extent, mostly with respect to its Original Stores, the Company offers a broad in-stock selection of products at prices generally competitive within the industry. While the Company does not stock the depth or breadth of selection of toys for its Original Stores as some of its larger competitors do, the Company does strive to stock all basic categories of toys and all television advertised items. The Company also offers a special order program for many items; this program is free to its customers. In June 1994, the Company began to sell toy and hobby items on a wholesale basis to military bases located in Southern California. In accordance with its new corporate focus, and given that wholesale sales to military bases were minimal in fiscal 1998 (approximating $444,000, or 2% of sales), whereas they totaled approximately

$619,000, or 3% of sales for the year ended March 31, 1997, the Company has decided to cease such sales as of July 1998.

Product Lines

         The Original Stores sell children's and adult toys, games, bicycles, and other wheel goods, sporting goods, puzzles, Nintendo and Sony electronic game systems and cartridges for such game systems, cassettes, and books. They offer over 15,000 items for sale, most of which are major brand name toys and hobby products.

         The New Stores also carry some of the items found in the Original Stores; however, they focus on selling educational toys, Steiff and North America Bears, Small World toys, LBG trains, CD-ROMs, electronic software games, Learning Curve and Ty products. The Company's Tutti Animali store, located in the Crystal Court Mall in Costa Mesa, California, is a unique store which sells only stuffed animals.

Warehousing, Shipping and Inventory Systems

         Until recently, the Company's stores were serviced from two adjacent distribution facilities (one 43,000 square feet in size, the other 5,200 square feet in size) encompassing an aggregate of approximately 48,200 square feet. Inventory and shipment of products continues to be monitored by a computerized point-of-sale system. The point-of-sale system is a sophisticated scanning, inventory control, purchasing, and warehouse system which allows each store manager to monitor sales activity and inventory at each store and enables the Company's Officers to obtain reports on all stores. It monitors sales at all store locations and automatically notifies the warehouse and shipping department each time stock of a particular item is low or out, depending upon the item and the instructions programmed into it. Though this system, management continuously analyzes the sales of its product lines and adjusts product mix in order to maximize return and effectively manage its retail space. The Company's stores generally are restocked on a weekly basis, although certain stores and certain items may be restocked at more frequent intervals. In addition, restocking of products is generally increased during the fourth quarter, during the holiday season. During the holiday season some stores and some items are restocked on a daily basis.

         All shipments to stores in California are made by vehicles owned or leased by the Company.

Suppliers and Manufacturers

         The Company purchases all of its products from manufacturers and wholesalers and ships them to its stores from its distribution center. There are no written contracts and/or agreements with any individual manufacturer or supplier; rather, all orders are on a purchase order basis only. The Company relies on credit terms from suppliers and manufacturers to purchase nearly all of its inventory. Credit terms vary from company to company and are based upon many factors, including the ordering company' financial condition, account history, type of product and the time of year the order is placed. Such credit arrangements vary for reasons both within and outside the control of the Company. In past years the Company's credit lines decreased due to the Company's then poor financial condition. Recently, the Company has seen a significant increase in its credit lines based on its improved financial condition and its ability to remain current with its accounts payable.

Seasonality

         Since inception, the Company's business has been highly seasonal, with the majority of its sales and profits being generated in the fourth quarter of the calendar year, particularly during the November and December holiday season. However, during fiscal 1998 and during the first quarter of fiscal 1999, the Company has seen a significant increase in sales during the remaining three quarters, giving a lesser effect to the fourth quarter holiday season, although the Company does expect that the holiday season shall continue to represent a significant (30-40%) portion of the Company's annual sales. This adjustment in revenues is due to the Company's new store design and refocused product lines.

Trademarks

     In 1976 and 1994, the Company received federal registrations for the trademarks "Play Co. Toys" and "TKO." Play Co. Toys is a trademark utilized by the Company in connection with its marketing and sales; TKO is used for certain items the Company previously manufactured. In addition, the Company has applied for the federal registration of the name "Toy Co." as a tradename of the
Company: this application is pending. Two of the Company's New Stores, those located in Arizona Mills and Ontario Mills, operate under this name. In accordance with its acquisition of Toys, the Company acquired the rights to the tradenames "Toys International" and "Tutti Animali."

Financing

         On January 21, 1998, the Company entered into a $7.1 million secured, revolving Loan and Security Agreement (the "FINOVA Agreement") with FINOVA. The credit line offered under the FINOVA Agreement replaced the $7 million credit line the Company had with Congress Financial Corporation (Western) ("Congress"). The Company paid off the Congress loan on February 3, 1998. The Company believes that its credit availability against the cost value of its inventory under the FINOVA Agreement will be comparable to its availability under the Congress loan. The FINOVA credit line is secured by substantially all the Company's assets and expires on August 3, 2000. It accrues interest at a rate of floating prime plus one and one-half percent.

     Under the FINOVA Agreement, the Company is able to borrow against the cost value of eligible inventory and is able to borrow up to $2.4 million against a combination of $3 million in standby letters of credit in favor of FINOVA and restricted cash provided by a subordinated loan compared to a $2 million advance against $3 million in standby letters of credit under the Congress Arrangement. $1.5 million of the $3 million in additional borrowing support from the standby letters of credit was provided by an institutional investor in the form of a subordinated loan; $1.0 million was provided in the form of a standby letter of credit issued by Multimedia Concepts International, Inc., an affiliate of the Company; the other $500,000 was provided by the Company.

     The Company relies on credit terms from its suppliers and manufacturers to purchase nearly all of its inventory. While its accounts payable to vendors is current as of March 31, 1998, there can be no assurance that the Company will be able to keep such payable current in the future. Credit arrangements vary for reasons both within and outside the control of the Company. See "-- Suppliers and Manufacturers."

     The Company has entered into one fixture financing agreement, with Pacifica Capital, for the leasing of fixtures for its remodeled store in the Century City Shopping Center located in west Los Angeles. The agreement is for a term of five years and provides fixture financing in the approximate amount of $84,000. The financing is secured by the store fixtures. The Company is negotiating two additional fixture financing arrangements which it hopes to consummate by August 1998. There can be no assurance, however, that either such financing will be consummated.

Competition

         The toy and hobby products market is highly competitive. Though the Company's New Stores offer a combination of traditional, educational, new electronic interactive, specialty, and collectible toys and items, the Company remains in direct competition with local, regional, and national toy retailers and department stores, including Toys R Us (considered to be the dominant toy retailer in the United States), Kay Bee Toy Stores, K-Mart, and Wal Mart. Most of the Company's larger competitors are located in free-standing stores, not malls. Kay Bee stores however, are located in malls, though their product line is different than the Company's. In addition, the toy and hobby products market is particularly characterized by large retailers and discount stores with intensive advertising and marketing campaigns and with deeply discounted pricing of such products. The Company faces competition from hobby vendors that market through direct sales forces and from distributors that rely on mail order and telemarketing. The Company competes as to price, personnel, service, speed of delivery, and breadth of product line. Many of the Company's competitors have greater financial and marketing resources than those of the Company.

         As a result of the continual changing nature of children's consumer preferences and tastes, the success of the Company is dependent on its ability to change and adapt to such changing tastes and preferences. Children's entertainment products are often characterized by fads of limited life cycles. Combining the traditional and educational toy segments of the market into one retail location is believed to be a unique concept that should prove to differentiate the Company's stores from those of any of its larger or similar size competitors. Management has been unable to locate any other retailer currently using this combined marketing concept. The Company will compete for the educational toy customer with other specialty stores such as Disney Stores, Warner Bros. Stores, Learning Smith, Lake Shore, Zainy Brainy, and Noodle Kidoodle.

         Most of the companies with which the Company compete have more extensive research and development, marketing and customer support capabilities and greater financial, technological and other resources than that of the Company. There can be no assurance that the Company will be successful or that it can distinguish itself from such larger, more well known entities. In addition, the Company does not believe there are any significant barriers to entry to discourage new companies from entering into this industry.

Employees

         As of March 31, 1998, the Company has three executive officers, approximately 65 full time employees, and approximately 259 part time employees. None of the employees of the Company is represented by a union, and the Company considers employee relations to be good. Each store employs a store manager, an assistant manager, and between fifteen to twenty-five full-time and part-time employees. Each of the Company's store managers reports to the Company's Director of Operations and Director of Merchandising who in turn report directly to the Company's Executive Officers.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company maintains approximately 3,500 square feet of executive office space and until recently, the Company's stores were serviced from two adjacent distribution facilities (one 43,000 square feet in size, the other 18,000 square feet in size), encompassing an aggregate of approximately 61,000 square feet, at 550 Rancheros Drive, San Marcos, California. As of April 15, 1997, however, the Company returned 12,800 feet of the 18,000 square foot warehouse space to the landlord. The combined 51,700 square foot office and warehouse space are leased at an approximate annual cost of $281,000, the lease expiring on April 30, 2000. The office and warehouse are leased from a company owned in part by Richard Brady, the President and a Director of the Company. The Company believes that the lease is on terms no more or less favorable than terms it might otherwise have negotiated with an unaffiliated party. In addition, the Company currently leases 18 stores in southern California and one store in Arizona. During the last calendar quarter of 1997, the Company opened a temporary short-term seasonal store (in Crystal Court in Costa Mesa, California) and three new stores in high traffic shopping malls: one in South Bay Galleria in Redondo Beach, California; one in Ontario Mills in Ontario, California; and one in Arizona Mills in Tempe, Arizona (the Company's first store outside of southern California). The Company has executed six leases to open additional locations within the 1998 calendar year.

         The Company has recently completed the enlargement of one of its 19 stores, the Toys store located in Los Angeles, California. The lease for this store expired in January 1998 and was extended, at a new location within the same mall, through and until March 31, 2001. Three of the Company's other stores are operating under leases that either also have expired or will expire in 1998, the fate of such stores to depend upon lease negotiations with the landlords of same.

ITEM 3.           LEGAL PROCEEDINGS

     In June 1997, in the Superior Court of the State of California, Los Angeles County, Shook Development Corp. commenced suit against the Company for breach of contract pertaining to premises leased by the Company from South San Dimas, a California Limited Partnership. In addition, in the Superior Court of the State of California, Orange County, Prudential Insurance Company of America commenced suit against the Company for breach of contract pertaining to premises leased by the Company. In May 1997, in the Superior Court of the State of California, Los Angeles County, PNS Stores, Inc. commenced suit against the Company and its former guarantor for breach of contract pertaining to premises leased by the Company. These actions settled for an aggregate of $469,600 during fiscal year 1998.

         In October 1997, in the Superior Court of the State of California, County of San Bernardino, Foothill Marketplace commenced suit against the Company and its former guarantor for breach of contract pertaining to premises leased by the Company in Rialto, California. The lease for the premises has a term from February 1987 through November 2003. The Company vacated the premises in August 1997. Under California State law and the provisions of the lease, plaintiff has a duty to mitigate its damages. Plaintiff seeks damages, of a continuing nature, for unpaid rent, proximate damages, costs, and attorneys' fees. This action is in the discovery phase.

         No Director, Officer, or affiliate of the Company, nor any associate of same, is a party to, or has a material interest in, any proceeding adverse to the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 28, 1998, the Company held its annual meeting during which it proposed to elect four Directors to the Board. The proposal was adopted, and the following were elected Directors of the Board for a term of one year:
Richard Brady, James Frakes, Harold Rashbaum, and Sheikhar Boodram.

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

     On March 16, 1998, Mr. Boodram resigned as Director. On March 18, 1998, in order to fill the vacancy left by Mr. Boodram, the Board of Directors appointed Moses Mika as a Director.

         An Information Statement was mailed on May 8, 1998 to the Company's stockholders of record on April 15, 1998 in connection with the proposed action to be taken by the Company pursuant to the written consent of the Company's majority stockholder. The Company received authorization to effect an increase in the total number of shares of all classes of capital stock which the Company has authority to issue from forty million (40,000,000) shares to sixty-six million five hundred thousand (66,500,000) shares, consisting of (i) an increase in the number of authorized shares of common stock, par value $.01 (the "Common Stock"), from forty million (40,000,000) shares to fifty-one million (51,000,000) shares of Common Stock; (ii) ten million (10,000,000) shares of the Series E Preferred Stock as previously authorized; and (iii) the authorization of 5,500,000 shares of a new class of preferred stock, par value $.01 per share, designated the "Series F Preferred Stock." The increase in the authorized capital stock was undertaken to enable the Company to commence its Series F private offering. The action was taken by amendment to the Company's Certificate of Incorporation filed on May 29, 1998. See "-- Series F Preferred Offering."

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Until September 24, 1997, the Company's common stock was quoted on the Nasdaq SmallCap Stock Market. The following table sets forth representative high and low closing bid quotes as reported by a market maker during the periods stated below. The Company's Securities are quoted on the OTC Bulletin Board. Bid quotations reflect prices between dealers, do not include resale mark-ups, mark-downs, or other fees or commissions, and do not necessarily represent actual transactions.

         Calendar                                                                                  Series E (2)      Series E (2)
          Period                  Stock(1 Common)              Warrants (1)                        Preferred Stock   Warrants
          ------                  ---------------                                                  ----------------  --------

                                  Low            High           Low           High                 Low        High   Low       High
           1996

01/01/96 - 03/31/96                    7/8          2 3/8            1/8           1/4
04/01/96 - 06/30/96                  1 1/8              3            1/8           1/4
07/01/96 - 09/30/96                   3/4            21/2
10/01/96 - 12/31/96                  1 1/8          1 3/8



           1997

01/01/97 - 03/31/97                      1            11/4            1            11/4
04/01/97 - 06/30/97                      1          1 1/8
07/01/97 - 09/23/97(3)                   1          1 1/8
10/14/97 - 12/31/97                      2              3



           1998

01/01/98 - 03/31/98                    .68              2             1           4.75             .5          1.75
04/01/98 - 06/19/98                   1.37           1.75             .87         3.5              .5          1.25
---------------------

     (1) The Common Stock and Warrants issued in the Company's initial public offering in November 1994 started to trade separately on February 6, 1995. The Warrants expired in February 1997.

     (2) The Company consummated an offering of its Series E Preferred Stock and Series E Preferred Stock Purchase Warrants in December 1997. These securities commenced trading on the OTC Bulletin Board on January 5, 1998.

     (3) The Company's Common Stock was delisted from Nasdaq effective September 24, 1998. It began trading on the OTC Bulletin Board

     As of June 24, 1998, there were 344 holders of record of the Company's Common Stock, although the Company believes that there are approximately 636 additional beneficial owners of shares of Common Stock held in street name. As of June 24, 1998, the number of outstanding shares of the Company's Common Stock was 4,103,519. (This number is subject to change, nominally, as the 7,521,563 pre-reverse split shares which have not been exchanged as yet are offered for such exchange by the Company's shareholders.)

         On September  24, 1997,  the  Company's  Common Stock was delisted from trading on the Nasdaq Stock Market. The Company appealed an earlier Nasdaq determination and presented its argument at an oral hearing before the Nasdaq Listings Qualifications Panel. On September 23, 1997, the Company received a decision from the panel that based its decision to delist on its belief that the Company did not meet the stockholders' equity maintenance requirement of $1,000,000 and based on transactions it deemed " detrimental to the investing public and the public interest" concerning transactions undertaken in February 1996 with respect to options issued to an investor which provided a $2,000,000 Letter of Credit as security for the Congress credit line. See "Business-Financing and Supplier Credit." The Company's management believes that Nasdaq has erred in its determination and has sought all administrative remedies available from the Nasdaq Stock Market. The Company has decided not to appeal Nasdaq's decision to the Securities and Exchange Commission.

                                     PART II

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table summarizes certain selected financial data and is qualified in its entirety by the more detailed financial statements contained elsewhere in this document.


                                                                   Year Ended March 31,


                                                 1995                1996                1997                1998
                                                 ----
Balance Sheet Data:


Working capital (deficiency)                      $1,805,396             $46,589        $(1,570,486)          $4,452,481

Total assets                                      11,119,692           9,213,104           9,378,618          14,139,887

Total current liabilities                          7,298,136           6,673,570           8,148,657           4,581,831

Long term obligations                                140,218             726,007             226,925           7,055,549

Redeemable preferred stock
                                                     242,275              87,680                 ---                 ---

Stockholders' equity                               3,439,063           1,725,847           1,003,036           2,502,507

Common stock dividends                                   ---                 ---                 ---                 ---



                              Year Ended March 31,


                                                  1995                1996                1997                 1998
                                                  ----
Operating Data:

Net sales                                         $25,374,722         $21,230,853         $19,624,276          $22,568,527

Cost of sales                                      16,704,757          15,132,895          13,669,104           13,689,599

Operating expenses                                  9,292,632           9,105,515           8,789,570           10,119,430

Net loss                                              875,788           3,542,715           3,584,881            2,054,470

Loss per common share(1)                    (0.87)                         (2.77)              (1.29)               (0.50)

Average shares outstanding(1)                       1,011,284           1,287,843           2,791,876            4,098,971


     (1) Adjusted for effects of 1 for 3 reverse split of Common Stock in July 1997.

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

     The Company's operations are substantially controlled by United Textiles & Toys Corp. ("UTTC") , the Company's parent. UTTC currently owns approximately 59.3% of the issued and outstanding shares of the Company's Common Stock.

For the year ended March 31, 1998 compared to the year ended March 31, 1997

     The Company generated net sales of $22,568,527 in the year ended March 31, 1998 (also referred to as fiscal year 1998). This represented an increase of $2,944,251, or 15%, over net sales of $19,624,276 in the year ended March 31, 1997 (also referred to as fiscal year 1997). Approximately $2.46 million of this sales growth came from new stores (including the three Toys International, Inc.- "Toys" - stores acquired in January 1997) and the remaining $480,000 came from a 3.7% increase in same store sales. Sales from the Company's wholesale operations were insignificant in both fiscal years.

     The Company ended fiscal year 1998 with 19 retail locations, compared to 21 retail locations at the end of fiscal year 1997. During fiscal year 1998, the Company opened four new stores and closed six stores (the lease for one of which stores expired).

     The Company posted a gross profit of $8,878,928 in the year ended March 31, 1998. This represented an increase of $2,923,756, or 49.1%, over the gross profit of $5,955,172 in the year ended March 31, 1997. The gross profit increase was due to the above noted growth in net sales and to an improvement in the Company's gross margin from 30.3% in fiscal year 1997 to 39.3% in fiscal year 1998. This 9.0% gross margin improvement was the result of a change in the Company's merchandising mix to augment its historical product base of lower margin traditional toys with educational and specialty toys which generally produce better margins than traditional toys. This change in merchandising mix has been the centerpiece of the Company's business plan for fiscal years 1997 and 1998.

     Operating expenses in the year ended March 31, 1998 were $8,864,607. This represented a $482,052, or 5.8%, increase over the Company's operating expenses of $8,382,555 in the year ended March 31, 1997. The primary reasons for the operating expense increase were a growth in rent expense of approximately $411,000 and in payroll and related expense of $367,000. Those expense increases were partially offset by a reduction of advertising expense of $574,000.

     The Company incurred $583,541 of litigation related expenses in fiscal year 1998. The expenses were associated with the closure of five store locations and related subsequent litigation. This expense includes settlement amounts relating to four of the five closed locations and the related legal fees and costs. The Company remains in litigation regarding the fifth closed store.

     Depreciation and amortization expense in the year ended March 31, 1998 was $671,282. This represented a $264,267, or 64.9%, increase over the Company's depreciation and amortization expense of $407,015 in the year ended March 31, 1997. Depreciation and amortization are non-cash charges. The primary reason for the depreciation and amortization expense increase was the depreciation on the fixed assets purchased for the four new stores opened during fiscal year 1998.

     Total operating expenses (the sum of operating expenses, litigation related expenses and depreciation and amortization expense) in the year ended March 31, 1998 were $10,119,430. This represented a $1,329,860, or 15.1%, increase over the Company's total operating expenses of $8,789,570 in the year ended March 31, 1997. The reasons for this increase are noted in the three preceding paragraphs.

     The Company's operating loss improved from $2,834,398 in fiscal year 1997 to $1,240,502 in fiscal year 1998. This represented an improvement of $1,593,896, or 56.2%. This improvement was a result of the $2,923,756 increase in gross profit being partially offset by the $1,329,860 increase in total operating expenses.

     Total interest expense totaled $813,968 in the year ended March 31, 1998. This represented a $63,485, or 8.5%, increase in total interest expense. The primary reason for the increased level of interest expense was a higher level of borrowings in fiscal year 1998 than in fiscal year 1997.

     During each of the years ended March 31, 1998 and 1997, the Company recorded net income tax provisions consisting only of the current portion of the minimum income taxes required by various jurisdictions including the States of California and Delaware; such amounts were immaterial and are included in operating expenses. Changes in deferred taxes were offset dollar for dollar by adjustments to the Company's valuation allowance which has reduced its net deferred tax assets to zero as of March 31, 1998 and 1997 and resulted in a net zero dollar provision for deferred income taxes for each of the years ended March 31, 1998 and 1997.

     As a result of the above mentioned factors, the Company recorded a net loss of $2,054,470 for the fiscal year ended March 31, 1998 and a net loss of $3,584,881 recorded in the fiscal year ended March 31, 1997. In fiscal year 1997, the net loss applicable to common shares differed from the net loss by $27,545, as a result of preferred stock dividends accrued in that year. The net loss per common share for the 1998 fiscal year was $0.50 compared to a net loss per common share in the 1997 fiscal year of $1.29. The loss per common share decreased both as a result of the decreased net loss and due to the increase in the weighted average number of shares outstanding from 2,791,876 in fiscal year 1997 to 4,098,971 in fiscal year 1998.

Liquidity and Capital Resources

     At March 31, 1998, the Company had a working capital position of $4,452,481 compared to a working capital deficit of $1,570,486 at March 31, 1997. This change in the Company's working capital was largely due to the classification of the borrowings under the Company's new financing agreement as a long term liability at March 31, 1998 compared to the borrowings under its previous financing agreement that were classified as a short term liability at March 31, 1997.

     The Company has generated operating losses for the past several years and has historically financed those losses and its working capital requirements through financing transactions, most recently from a public offering of the Company's Series E Preferred Stock consummated in December 1997. There can be no assurance that the Company will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to achieve profitability.

     For the year ended March 31, 1998, the Company used $2,288,736 of cash in its operations compared to $2,275,962 used in operations in the year ended March 31, 1996. A $1,779,874 increase in merchandise inventories was the primary reason that cash used in operations actually grew by $12,774 while the net loss decreased by $1,530,411. The Company believes that this inventory growth occurred due to improved support from its trade vendors in fiscal year 1998 compared to fiscal year 1997.

     The Company used $3,273,273 in its investing activities during fiscal year 1998 compared to $1,024,127 in fiscal year 1997. In fiscal year 1998, $2,250,000 of the investing activities related to the purchase of restricted certificates of deposit. $2 million of that amount was used to collateralize a letter of credit in the same amount in favor of FINOVA Capital Corp. ("FINOVA" - see below), its working capital lender. The other $250,000 is collateral for a facility for letters of credit. The remaining $1,023,273 of investing activities related to purchases of property and equipment, largely at four new stores that the Company opened. The $1,024,127 in investing activities in fiscal 1997 related to the acquisition of Toys, a Southern California-based, three store chain of specialty toy stores located in high traffic shopping malls.

     The Company generated $6,033,273 from its financing activities in the year ended March 31, 1998 compared to the generation of $3,285,410 from financing activities in the year ended March 31, 1997. The largest contributions to the Company's financing activities in the 1998 fiscal year were the receipt of $3,390,450 of net proceeds from the sale of preferred stock through a combination of public and private offerings and $1,750,000. Proceeds from preferred stock sales was the single largest contributor to the Company's financing activities in fiscal 1997 as well.

     As a result of the above factors, the Company had a net increase in cash of $471,264 in fiscal year 1998 compared to a net decrease in cash of $14,679 in fiscal year 1997.

     During fiscal 1998, the Company opened three new stores in high traffic shopping malls and one new store in a large strip mall in San Diego, California. In addition, it reformatted one existing store in the San Diego area. The three new high traffic shopping mall stores are located in the South Bay Galleria in Redondo Beach, California; in Ontario Mills in Ontario, California; and in Arizona Mills in Tempe, Arizona. The Arizona Mills location is the Company's first store located outside of Southern California.

     On December 29, 1997, the Company completed a public offering of Series E Preferred Stock and Redeemable Series E Purchase Warrants. The offering was managed by West America Securities Corp and generated $3,150,000 in gross proceeds. The net proceeds of the offering were $2,303,441 after discounts and commissions, legal expenses, Blue Sky fees, accounting fees, printing expenses, other investment banking fees, and other miscellaneous costs and expenses.

         At March 31, 1998, the Company had an inventory financing line of credit with FINOVA in connection with a Loan and Security Agreement ("FINOVA Agreement"). On February 3, 1998, the Company borrowed $4,866,324 under the FINOVA Agreement, the proceeds of which were used primarily to repay the then outstanding borrowings under the financing arrangement with Congress Financial Corporation, its previous working capital lender, and to pay fees related to the FINOVA Agreement. The FINOVA Agreement provides for maximum borrowings up to $7,100,000 based on a percentage of the cost value of eligible inventory, as defined. Outstanding borrowings bear interest at 1.5% above the prime rate, as defined (the prime rate at March 31, 1998 was 8.5%). The FINOVA Agreement matures on July 21, 2000 and can be renewed for one additional year at the lender's option.

     The FINOVA Agreement is guaranteed by UTTC and is secured by substantially all the assets of the Company and $3,000,000 in letters of credit. Of the $3,000,000 in letters of credit, $2,000,000 is collateralized by amounts held in a restricted certificate of deposit. The remaining $1,000,000 letter of credit has been provided by Multimedia Concepts International, Inc., an affiliate.

     In April 1998, the Company relocated its store in the Century City Shopping Center in west Los Angeles to a new, larger location within that same high traffic shopping center. This store was one of the three stores acquired in the purchase of Toys in January 1997. The relocation involved the renovation of the new store space at an overall aggregate cost of approximately $251,000.

     The Company plans to open six new stores in high traffic malls by the end of calendar 1998. The Company plans to open these new stores in Nevada, Texas, Illinois, Michigan, and Southern California. The Company has entered into leases for six of these locations. The costs involved in opening the six new stores will require a significant capital expenditure, estimated to be approximately $1.5 million to $2.4 million.

     In order to raise additional capital to help finance this planned store expansion, in May 1998, the Company began a private placement sale of units (the "Private Placement") through Morgan Grant Capital Group, Inc. as placement agent. The Private Placement carries a minimum amount of $750,000 and a maximum of $4,500,000. Each unit consists of one share of the Company's Series F Preferred Stock, par value $.01 per share, and one Series F Preferred Stock Purchase Warrant at a purchase price of $3.00 per Unit.

         In addition to the equity that the Company plans to raise in the Private Placement, other potential sources of capital to help finance the store expansion include a combination of landlord tenant improvement contributions, borrowings on its credit line, and borrowings under capital leases. Any remaining expenditure will be paid out of the Company's working capital. There can be no assurance that the Company will be able to complete the Private

Placement or obtain sufficient landlord or lease financing to support the projected new store opening costs.

Year 2000

     An additional area that represents a near term commitment of capital resources is the Company's management information system. The Company has investigated its existing management information system and has determined that it does not provide sufficient scope to support the planned level of expanded operations and, furthermore, is not year 2000 compliant. The Company is exploring the cost of upgrading its current system or purchasing a new system to meet the projected demands of the business and to become year 2000 compliant. Based on information learned to date, the Company estimates that the cost of upgrading its current system will be on the order of $190,000 to $300,000. The Company does not have any estimates yet as to the cost of replacing its current system.

     Beyond the above noted internal year 2000 system issue, the Company has no current knowledge of any outside third party year 2000 issues that would result in a material negative impact on its operations. Should the Company become aware of any such situation, contingency plans will be developed.

Trends Affecting Liquidity, Capital Resources and Operations

     As a result of its planned merchandise mix change to emphasize specialty and educational toys, the Company enjoyed significant sales and gross profits in fiscal 1998. Same can be attributed to the expansion of its collectible die cast cars, specialty yo-yo's, and the continued strength of Beanie Babies(R)and other plush and educational toys. While the Company believes these particular toys will remain popular with its customer base for the remainder of calendar year 1998, there can be no assurance that these particular specialty toys will continue to contribute strongly to the Company's sales and gross profits. However, the history of the toy industry indicates that there is generally at least one highly popular toy every year.

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

     The toy and hobby retail industry faces a number of potentially adverse business conditions including price and gross margin pressures and market consolidation. The Company competes with a variety of mass merchandisers, superstores and other toy retailers, including Toys R Us and Kay Bee Toy Stores. Competitors that emphasize specialty and educational toys include Disney Stores, Warner Bros. Stores, Learning Smith, Lake Shore, Zainy Brainy, and Noodle Kidoodle. There can be no assurance that the Company's business strategy will enable it to compete effectively in the toy industry.

Seasonality

     The Company's operations are highly seasonal with approximately 30-40% of its net sales falling within the Company's third quarter, which coincides with the Christmas selling season. The Company intends to open new stores throughout the year, but generally before the Christmas selling season, which will make the Company's third quarter sales an even greater percentage of the total year's sales.

Impact of Inflation

     The impact of inflation on the Company's results of operations has not been significant. The Company attempts to pass on increased costs by increasing product prices over time.

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

         In December 1996, Haskell & White was engaged by U.S. Wireless Corporation, (formerly known as American Toys, Inc.), the Company's former parent company, to re-audit the financial statement of American Toys, Inc. for the year ended March 31, 1996. In so doing, Haskell & White re-audited the financial statements of the Company for the year ended March 31, 1996 and, therefore, provided an audit report for the comparative financial statements for the years ended March 31, 1997 and 1996.

     The change in accountants was not due to any discrepancies or disagreements between the Company and BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The former accountants' reports on the Company's financial statements for the years ended March 31, 1995 and 1996 did not contain any adverse opinions or disclaimers of opinion; nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

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

NAME                                        AGE                       POSITION

Harold Rashbaum                             70                         Chairman of the Board

Richard Brady                               46                         Chief Executive Officer, President,
                                                                       and Director

James Frakes                                41                         Chief Financial Officer, Secretary,
                                                                       and Director

John Hites                                  41                         Vice President of  Retail Operations

Moses Mika                                  78                         Director

     All Directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. Officers are elected annually by, and serve at the discretion of, the Board of Directors. There are no family relationships between or among any Officers or Directors of the Company, except Mr. Rashbaum is the father-in-law of Mr. Mika's son. Each
Director is elected at an annual meeting of the Company's shareholders and serves for a period of one year or until a successor is duly elected.

         As permitted under the Delaware General Corporation Law, the Company's Certificate of Incorporation eliminates the personal liability of the Directors to the Company or any of its shareholders for damages caused by breaches of said Directors' fiduciary duties. As a result of such provision, stockholders may be unable to recover damages against Directors for actions which constitute negligence or gross negligence or are in violation of their fiduciary duties. This provision in the Company's Certificate of Incorporation may reduce the likelihood of derivative, and other types of shareholder, litigation against Directors.

     Harold Rashbaum was appointed Chairman of the Board of Directors on September 10, 1996. Mr. Rashbaum was a crisis management consultant to the Company from July 1995 to September 10, 1996. He has been the President, Chief Executive Officer, and a Director of Hollywood Productions, Inc. ("Hollywood") since January 1997. From May 1996 to January 1997, Mr. Rashbaum served as Secretary and Treasurer of Hollywood. He has been the President of Breaking
Waves, Inc., a subsidiary of Hollywood, since September 1996. Since February 1996, Mr. Rashbaum has also been the President and a Director of H.B.R. Consultant Sales Corp. ("HBR"), of which his wife is the sole stockholder. Prior thereto from February 1992 to June 1995, Mr. Rashbaum was a consultant to 47th Street Photo, Inc., an electronics retailer. Mr. Rashbaum held this position at the request of the bankruptcy court during the time 47th Street Photo, Inc. was in Chapter 11. From January 1991 to February 1992, Mr. Rashbaum was a consultant for National Wholesale Liquidators, Inc., a major retailer of household goods and housewares.

         Richard Brady is a co-founder of the Company and has acted as the Company's Chief Executive Officer and President since December 1995. Mr. Brady was the Executive Vice President, Secretary, and a Director from the Company's inception in 1974 until December 1996. He was re-elected Director of the Company in January 1998.

         James Frakes was elected Chief Financial Officer and Secretary of the Company in July 1997. Since August 1997, he has been a Director of the Company. In January 1998, Mr. Frakes was elected Director of Hollywood. Prior thereto, from June 1990 to March 1997, Mr. Frakes was Chief Financial Officer of Urethane Technologies, Inc. ("UTI") and two of its subsidiaries, Polymer Development
Laboratories, Inc. ("PDL") and BMC Acquisition, Inc. These were specialty chemical companies, which focused on the polyurethane segment of the plastics industry. Mr. Frakes was also Vice President and a Director of UTI during this period. In March 1997, three unsecured creditors of PDL filed a petition for the involuntary bankruptcy of PDL. This matter is pending before the United States Bankruptcy Court, Central District of California. From 1985 to 1990, Mr. Frakes was a manager for Berkeley International Capital Corporation, an investment banking firm specializing in later stage venture capital and leveraged buyout transactions. In 1980, Mr. Frakes obtained a Masters in Business Administration from University of Southern California. He obtained his Bachelor of Arts degree in history from Stanford University, from which he graduated with honors in 1978.

     John Hites was appointed Vice President of Retail Operations of the Company in April 1998. From 1991 through March 1998, Mr. Hites operated a sole proprietorship known as Vintage Sports Company which engaged in the retail sale of sporting goods. From November 1995 to September 1997, Mr. Hites operated Vintage Game and Hobby, a related business which engaged in the retail sale of games, toys, and crafts. Since 1974, Mr. Hites has been actively involved in the retail sale of specialty toys and items. From 1976 through 1982, Mr. Hites was employed by Toys International, Inc. Mr. Hites attended California Polytechnic University, Pomona, California, from 1974 through 1976 where he focussed his studies on business administration.

     Moses Mika was appointed Director of the Company in March 1998. Mr. Mika has been retired since 1989.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Officers, Directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, Directors, and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon requests for information of the Company's Officers, Directors, and greater than 10% shareholders, during fiscal 1997, the Company has been informed that all Officers, Directors, or greater than 10% shareholders have stated that they have filed such reports as are required pursuant to Section 16(a) during the 1996 fiscal year, except that Mr. Brady and Mr. Rashbaum failed to file Form 4's timely upon receipt of shares of Series E Preferred Stock and Mr.
Frakes failed to file a Form 3 upon becoming an officer of the Company or upon his receipt of stock options. All required filings have since been made. The Company has no basis to believe that any required filing by any of the above indicated individuals has not been made.

ITEM 10.          EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded or paid by the Company during the years ended March 31, 1998, 1997, and 1996 to each of the named Executive Officers of the Company.




                           Summary Compensation Table
                               Annual Compensation

         (a)                            (b)                   (c)               (d)              (e)                (f)
Name and Principal                                                             Options/                          Other Annual
Position                                    Year              Salary($)         Bonus($)(1)     SARs(shs)        Compensation($)
--------------------                        ----              ---------         -----------   ---------------

Richard Brady                               1998              120,000               -        25,000 (2)                    8,579 (3)
Chief Executive Officer,                    1997              108,000               -            --                        6,179(3)
President, and Director                     1996              117,230               -            --                        7,979(3)
----------------------

     (1) No bonuses were paid during the periods herein stated.

     (2) Mr. Brady received 25,000 shares of the Series E Preferred Stock as a bonus in March 1998, which shares vest equally over a 12 month period commencing in April 1998.

     (3) Includes an automobile allowance of $7,200 for 1998, $4,800 for 1997, and $6,600 for 1996 and the payment of life insurance premiums of $1,379 for each of 1998, 1997, and 1996.

         Commencing January 1998, Harold Rashbaum, the Company's Chairman of the Board has received a $2,500 monthly consulting fee. Mr. Rashbaum works closely with management in developing the Company's ongoing business strategy.

1994 Stock Option Plan

         In 1994, the Company adopted the Company's 1994 Stock Option Plan (the "Plan"). The Board believes that the Plan is desirable to attract and retain executives and other key employees of outstanding ability. Under the Plan, options to purchase an aggregate of not more than 50,000 (reflects 1 for 3 reverse split) shares of Common Stock may be granted from time to time to key employees, Officers, Directors, advisors, and independent consultants to the Company and its subsidiaries. The Company has granted to James Frakes, Chief Financial Officer and Secretary, pursuant to his hire, options to purchase 30,000 shares of Common Stock at an exercise price of $3.25 per share, vesting at the rate of 10,000 shares per annum in each of July 1998, 1999, and 2000. On June 17, 1998 the Board elected to reset the exercise price of the option to $1.15, representing approximately 110% of the closing price of the Common Stock on said date.

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

         Options will be exercisable for a term (not less than one year) determined by the Board. Options may be exercised only while the original grantee has a relationship with the Company or at the sole discretion of the Board, within ninety days after the original grantee's termination. In the event of termination due to retirement, the Optionee, with the consent of the Board, shall have the right to exercise his option at any time during the thirty-six month period following such retirement. Options may be exercised up to thirty-six months after the death or total and permanent disability of an Optionee. In the event of certain basic changes in the Company, including a change in control of the Company as defined in the Plan, in the discretion of the Board, each option may become fully and immediately exercisable. ISOs are not transferable other than by will or by the laws of descent and distribution. Options may be exercised during the holder's lifetime only by the holder or his guardian or legal representative. Options granted pursuant to the Plan may be designated as ISOs with the attendant tax benefits provided therefor pursuant to Sections 421 and 422A of the Internal Revenue Code of 1986. Accordingly, the Plan provides that the aggregate fair market value (determined at the time an ISO is granted) of the Common Stock subject to ISOs exercisable for the first time by an employee during any calendar year (under all plans of the Company and its subsidiaries) may not exceed $100,000. The Board may modify, suspend, or terminate the Plan, provided, however, that certain material modifications affecting the Plan must be approved by the shareholders, and any change in the Plan that may adversely affect an Optionee's rights under an option previously granted under the Plan requires the consent of the Optionee.

1994 401(k) Employee Stock Option Plan ("ESOP")

         In May 1994, the Company adopted corporate resolutions approving a 401(k) Employee Stock Ownership Plan (the "ESOP Plan") which covers substantially all employees of the Company. The ESOP Plan was filed on July 14, 1995 with the Internal Revenue Service and includes provisions for both employee stock ownership and a 401(k) Plan. The ESOP Plan allows contributions only by the Company: these can be made annually at the discretion of the Company's Board of Directors. The ESOP Plan has been designed to invest primarily in the Company's stock. The employees of the Company will contribute to the 401(k) portion of the ESOP Plan through payroll deductions. The Company does not intend to match contributions to the 401(k). Contributions to the ESOP Plan may result in an expense, resulting in a reduction in earnings, and may dilute the ownership interests of persons who currently own securities of the Company.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's outstanding Common Stock as of June 24, 1998, by (i) each beneficial owner of 5% or more of the Company's Common Stock; (ii) each of the Company's Executive Officers, Directors and key employees; and (iii) all Executive Officers, Directors, and key employees as a group:



               Name and Address                            Number of Shares             Percent of Common Stock
               Of Beneficial Owner                       Beneficially Owned (1)

---------------------------------------------------------------------------------------------------------------------------
Harold Rashbaum (4)(5)
c/o Play Co. Toys & Entertainment Corp.                           --                                   --
550 Rancheros Drive
San Marcos, CA
---------------------------------------------------------------------------------------------------------------------------
Richard Brady(4)(5)
c/o Play Co. Toys & Entertainment Corp.                         25,587                                  *
550 Rancheros Drive
San Marcos, CA
---------------------------------------------------------------------------------------------------------------------------
Moses Mika
c/o Play Co. Toys & Entertainment Corp.                           --                                   --
550 Rancheros Drive
San Marcos, CA
---------------------------------------------------------------------------------------------------------------------------
United Textiles &
Toys Corporation                                           2,486,247(5)(6)                            59.1
448 West 16th Street
New York, NY 10011
---------------------------------------------------------------------------------------------------------------------------
Multimedia Concepts International, Inc.
448 West 16th Street                                           --(5)(7)                               --(7)
New York, NY 10011
---------------------------------------------------------------------------------------------------------------------------
Europe American
Capital Foundation                                             --(5)(8)                               --(8)
Box 47
Tortola, BVI
---------------------------------------------------------------------------------------------------------------------------
Vermongenstreuhand GMBH
Kiser Street, #14                                              --(5)(9)                               --(9)
Bregenz Austria
---------------------------------------------------------------------------------------------------------------------------
Volcano Trading
Limited                                                       --(5)(10)                              --(10)
Via Cantonale, #16
Lugano Switzerland
---------------------------------------------------------------------------------------------------------------------------
Officers and Directors as a group
(5 persons)(3)(5)                                                  25,587                               *
---------------------------------------------------------------------------------------------------------------------------

*  Less than 1%

     (1) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of an individual or entity to acquire them within 60 days, whether by the exercise of options or warrants, are deemed outstanding in determining the number of shares beneficially owned by such person or entity.

     (2) The "Percent of Common Stock Beneficially Owned" is calculated by dividing the "Number of Shares Beneficially Owned" by the sum of (i) the total outstanding shares of Common Stock of the Company, and (ii) the number of shares of Common Stock that such person or entity has the right to acquire within 60 days, whether by exercise of options or warrants. The "Percent of Common Stock Beneficially Owned" does not reflect shares beneficially owned by virtue of the right of any person, other than the person named and affiliates of said person, to acquire them within 60 days, whether by exercise of options or warrants.

     (3) Does not include 25,503,420 shares of Common Stock issuable upon the conversion (any time two years from issuance) of 4,200,570 shares of Series E Stock outstanding and 50,000 shares of Series E Stock issuable on exercise of options granted to Richard Brady and Harold Rashbaum. Does not include the sale of any shares of Series F Preferred Stock or the conversion thereof into shares of Common Stock. See "Business - Series F Preferred Offering."

     (4) Does not include 150,000 shares of Common Stock issuable upon the conversion (any time two years from issuance) of 25,000 shares of Series E Stock issued as a bonus in April 1998.

     (5) Subject to a two-year lock up on transfer commencing December 1997, in accordance with lock up agreements executed in connection with the Company's Series E Preferred Stock offering.

     (6) Does not include 1,350,000 shares of Common Stock issuable upon the conversion of 225,000 shares of the Series E Preferred Stock. Includes 578,742 shares issued in connection with the distribution of the Company's shares by American Toys in August 1996.

     (7) Does not include 4,818,420 shares of Common Stock issuable upon the conversion of 803,070 shares of the Series E Preferred Stock.

     (8) Does not include 7,035,000 shares of Common Stock issuable upon the conversion of 1,172,500 shares of the Series E Preferred Stock.

     (9) Does not include 4,500,000 shares of Common Stock issuable upon the conversion of 750,000 shares of the Series E Preferred Stock.

     (10) Does not include (i) 1,500,000 shares of Common Stock issuable upon the conversion of 250,000 shares of the Series E Preferred Stock; or (ii) 2,088,000 shares of Common Stock issuable upon conversion of the Series E Stock underlying 348,000 Series E Stock Purchase Warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In March 1998, the Company issued 25,000 shares of Series E Stock, subject to one year vesting schedules, to each of Richard Brady, President of the Company, and Harold Rashbaum, Chairman of the Board of the Company, as bonuses in recognition of their efforts to further the Company's turnaround toward profitability.

         In January 1998, in accordance with the FINOVA financing, the Company received $3.0 million in standby letters of credit: $2.0 Million of which was established by the Company and secured by a $2.0 certificate of deposit which was acquired with $1.5 million in proceeds from a subordinated debt arrangement and $500,000 from the proceeds of the Company's December 1997 public offering of Series E Stock; and $1.0 million of which was provided by Multimedia Concepts International, Inc., an affiliate of the Company.

         From April 1996 to June 1997, Europe America Capital Corporation ("EACC"), an affiliate, exercised its options and purchased an aggregate of 3,562,070 shares of the Series E Stock for $3,562,070. An aggregate of 361,500 shares were converted to Common Stock which, inclusive of the 250,000 shares of Series E Stock issued in June 1997, constituted an aggregate of 3,450,570 shares of Series E Stock outstanding prior to the Series E Stock public offering in December 1997. The proceeds of the funds received from this investment enabled the Company to acquire the assets of Toys (a three store chain); to finance the openings of the Santa Clarita, Arizona Mills, Redondo Beach, Ontario Mills, and Clairemont stores; to redesign five store locations; and to support the Company's operations during the Company's business turnaround.

         The Company leases a combined 51,700 square feet of office and warehouse space at an approximate annual cost of $247,000, the lease expiring in April 2000. The office and warehouse are leased from a partnership of which one of the partners is Richard Brady, the President and a Director of the Company. The Company believes that the lease is on terms no more or less favorable than terms it might otherwise have negotiated with an unaffiliated party.

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

         See "Executive Compensation" for a description of the Company's compensation of its Officers and Directors.

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

     (b) During the last quarter, the Company filed one Form 8-K. In March 1998, the Company filed a Form 8-K apprising of Mr. Sheikhar Boodram's resignation as a Director of the Company.

     (c) All exhibits, except those designated with an asterisk (*), which are filed herewith, have previously been filed with the Commission either (i) in connection with the Company's Registration Statement on Form SB-2, dated November 2, 1994, under file No. 33-81940-NY; (ii) to the Company's Registration Statement on Form SB-2, Registration No. 333-32051; or (iii) by the reference herein and pursuant to 17 C.F.R. ss.230.411, are incorporated by reference herein. Exhibits previously filed but not as part of the SB-2 Registration Statement are incorporated herein by reference to the appropriate document.


  1.1                Form of Underwriting Agreement. See (ii) above.
  3.1                Certificate of Incorporation of the Company dated June 15, 1995. See (i) above.
  3.2                Amendment to Certificate of Incorporation of the Company, filed July 2, 1997. See (ii) above).
  3.2(a)             Amendment to Certificate of Incorporation of the Company, filed August 11, 1997. See (ii) above.
  3.3                By-Laws of the Company. See (i) above.
  4.1                Specimen Common Stock Certificate See (i) above).
  4.2                Specimen Warrant Certificate. See (ii) above
  4.3*               Specimen Series E Preferred Stock Certificate. See (ii) above
  4.4                ESOP Plan See (i) above).
  4.5*               Form of Warrant Agreement between the Company, the Underwriter and Continental Stock Transfer & Trust Company.
                     See (ii) above.
10.22                Lease Agreement for Store - Escondido. See (i) above.
10.23                Lease Agreement for Store - Convoy.  See (i) above.
10.26                Lease Agreement for Store - Chula Vista. See (i) above.
10.27                Lease Agreement for Store - El Cajon. See (i) above.
10.29                Lease Agreement for Store - Simi Valley. See (i) above.
10.30                Lease Agreement for Store - Encinitas. See (i) above.
10.31                Lease Agreement for Store - San Dimas. See (i) above.
10.33                Lease Agreement for Store - Rialto. See (i) above.
10.34                Lease Agreement for Store - Redlands. See (i) above.
10.35                Lease Agreement for Store - Rancho Cucamonga. See (i) above.
10.36                Lease Agreement for Store - Woodland Hills. See (i) above.
10.37                Lease Agreement for Warehouse - Executive Offices. See (i) above.
10.38                Lease Agreement for Store - Pasadena. See (i) above.
10.38(a)             Lease Agreement for Store - Whittier. See (i) above.
10.41                The Company Incentive Stock Option. Plan See (i) above.
10.44                Lease Agreement for Store - Corona Plaza. See (i) above.
10.50                Extension of Warehouse Lease. See (i) above.
10.65                Direct delivery Purchase Agreement between the Company and Camp Pendleton See (i) above.
10.66                Direct delivery Purchase Agreement between the Company and MCRD, San Diego See (i) above.
10.75                Asset Purchase Agreement for the purchase of Toys International - (incorporated by reference herein to exhibit
                     10.75 of  the Company's 10-QSB for the period ended  December 31, 1995 filed with the Commission).
10.76                Lease Agreement for Store - Riverside International (incorporated by reference herein to exhibit 10.76 of  the
                     Company's 10-KSB for the year ended March 31, 1997, filed with the Commission).
10.77                Lease Agreement for Store - Santa Clarita International (incorporated by reference herein to exhibit 10.77 of the Company's 10-KSB for the year ended March 31, 1997, filed with the Commission).
10.78                Lease Agreement for Store - South Coast Plaza International (incorporated  by reference herein to exhibit 10.78 of the Company's 10-KSB for the year ended March 31,1997, filed with the Commission).
10.79                Lease Agreement for Store - Century City International (incorporated by reference herein to exhibit 10.79 of the Company's 10-KSB for the year ended March 31, 1997, filed with the Commission).
10.80                Lease Agreement for Store - Crystal Court International (incorporated by reference herein to exhibit 10.80 of the Company's 10-KSB for the year ended March 31, 1997, filed with the Commission).
10.81                Lease Agreement for Store - Orange County (incorporated by reference herein to exhibit (i) of the Company's 10
                     -QSB/A1 for the period ended September 30, 1995 filed with the Commission).
10.82                Loan and Security Agreement with by and between Congress Financial Corporation (Western) as Lender and Play Co.
                     Toys as Borrower dated February 1, 1996 (incorporated by reference herein to exhibit (i) of the Company's 10-
                     QSB for the period ended December 31, 1995).
10.82(a)             Amendment No. 4 to Loan and Security Agreement with Congress. See (ii) above.
10.83                Stock Purchase Option Agreement with Europe America Capital Corporation for Series E Preferred Stock
                     (incorporated by reference herein to exhibit (ii) of the Company's 10-QSB for the period ended December 31,
                     1995).
10.84                Stock Purchase Option Agreement with Europe America Capital Corporation for Common Stock (incorporated by reference herein to exhibit (iii) of the Company's 10-QSB for the period ended December 31, 1995).
10.85                Lease Agreement for Store - Mission Viejo (incorporated by reference herein to exhibit (iv) of the Company's
                     10-QSB for the period ended December 31, 1995).
10.86                Subscription Agreement between the Company and Volcano Trading Limited dated June 30, 1997. (incorporated by reference herein to exhibit 10.86 to the Company's Registration Statement on Form SB-2, Registration No.
                     333-32051.
10.87                Lease Agreement for Store - Clairemont (incorporated by reference herein to exhibit (iv) of the Company's 10-
                     QSB for the period ended September 30, 1997).
10.88                Lease Agreement for Store - Redondo Beach (incorporated by reference herein to exhibit (iv) of the Company's
                     10-QSB for the period ended September 30, 1997).
10.89                Lease Agreement for Store - Arizona Mills (incorporated by reference herein to exhibit (iv) of the Company's
                     10-QSB for the period ended September 30, 1997).
10.90                FINOVA Loan and Security Agreement (incorporated by reference herein to exhibit (iv) of the Company's 10-QSB for the period ended December 31, 1997)
10.91                Schedule to Loan and Security Agreement (incorporated by reference herein to exhibit (iv) of the Company's 10-
                     QSB for the period ended Dec. 31, 1997).
10.92*               Lease Agreement for Store - City Mills
10.93*               Lease Agreement for Store - Las Vegas
16.01                Letter from BDO Seidman, LLP (incorporated by reference herein to Form 8-K dated February 20, 1997).
27.01*               Financial Data Schedule.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of June, 1998.

                                    PLAY CO. TOYS & ENTERTAINMENT CORP.


                                    By:     /s/Richard Brady___________
                                            Richard Brady, Chief Executive
                                            Officer and President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Harold Rashbaum                                  Chairman of the                                      6/26/98
Harold Rashbaum                                      Board of Directors                                   Date


/s/ Richard Brady                                    Chief Executive Officer                              6/26/98
Richard Brady                                        President, and Director                              Date


/s/ James Frakes                                     Chief Financial Officer,                             6/26/98
JamesFrakes                                          Secretary, and Director                              Date


/s/ Moses Mika                                       Director                                             6/26/98
Moses Mika                                                                                                Date


                                TABLE OF CONTENTS

                             March 31, 1998 and 1997





                                                                                                               Page

Report of Independent Certified Public Accountants                                                             F-2

     Financial Statements:

     Balance Sheets                                                                                            F-3

     Statements of Operations                                                                                  F-5

     Statements of Stockholders' (Deficit) Equity                                                              F-6

     Statements of Cash Flows                                                                                  F-7

Notes to Financial Statements                                                                                  F-9



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors
Play Co. Toys & Entertainment Corp.

     We have audited the accompanying balance sheets of Play Co. Toys & Entertainment Corp. (a subsidiary of United Textiles & Toys Corp.) as of March 31, 1998 and 1997 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Play Co. Toys & Entertainment Corp. at March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1998 and 1997 in conformity with generally accepted accounting principles.



                                                             HASKELL & WHITE LLP
                                                    Certified Public Accountants

Newport Beach, California
May 15, 1998

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)



                                 Balance Sheets


                                 ASSETS (Note 4)

                                                                   March 31,
                                                             1998           1997
Current
     Cash ............................................   $   648,986   $   177,722
     Restricted certificate of deposit (Notes 2 and 4)       250,000          --
     Accounts receivable .............................        78,594        60,206
     Merchandise inventories .........................     7,872,804     6,092,930
     Other current assets ............................       183,928       247,313
                                                         -----------   -----------

                  Total current assets ...............     9,034,312     6,578,171

Property and equipment, net of accumulated
     depreciation and amortization of $3,414,235
     and $2,828,913, respectively (Note 3) ...........     2,782,386     2,475,650

Restricted certificate of deposit (Notes 2 and 4) ....     2,000,000          --

Deposits and other assets (Note 4) ...................       323,189       324,797
                                                         -----------   -----------

                                                         $14,139,887   $ 9,378,618
                                                         ===========   ===========


                 See accompanying notes to financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)



                                 Balance Sheets


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                             March 31,
                                                                                     1998                1997
Current
     Bank overdraft                                                             $         -        $        135,325
     Borrowings under financing agreement (Note 4)                                        -               4,438,875
     Accounts payable                                                                 3,505,230           3,123,851
     Accrued expenses and other liabilities                                             726,601             308,940
     Current portion of notes payable (Note 6)                                          350,000             141,666
                                                                                ---------------    ----------------

                  Total current liabilities                                           4,581,831           8,148,657

Borrowings under financing agreement (Note 4)                                         5,445,198                  -

Notes payable, net of current portion (Note 6)                                        1,500,000             100,000

Deferred rent liability (Note 9)                                                        110,351             126,925
                                                                                ---------------    ----------------

                  Total liabilities                                                  11,637,380           8,375,582
                                                                                ---------------    ----------------

Commitments and contingencies (Notes 2, 4, 7, 9, 10 and 13)

Stockholders' (deficit) equity (Notes 11 and 13)
     Series E preferred stock, $1 par value, 10,000,000 shares authorized;
     4,200,570 and 2,500,570 shares outstanding, respectively, full liquidation
     value of $4,200,570 and $2,500,570                                               5,891,020           2,500,570

     Common stock, $.01 par value, 40,000,000 shares authorized; 4,103,519
     and 4,083,519 shares outstanding, respectively                                      41,035              40,835
     Additional paid-in capital                                                       6,675,398           6,512,107
     Accumulated deficit                                                            (10,104,946)         (8,050,476)
                                                                                ---------------    ----------------

                  Total stockholders' equity                                          2,502,507           1,003,036
                                                                                ---------------    ----------------

                                                                                $    14,139,887    $      9,378,618
                                                                                ===============    ================


                See accompanying notes to financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)



                            Statements of Operations



                                                   Years Ended March 31,
                                                 1998                1997

Net sales ..................................   $ 22,568,527    $ 19,624,276

Cost of sales ..............................     13,689,599      13,669,104
                                               ------------    ------------

                  Gross profit .............      8,878,928       5,955,172
                                               ------------    ------------

Operating expenses
     Operating expenses (Notes 9 and 10) ...      8,864,607       8,382,555
     Litigation related expenses (Note 7) ..        583,541            --
     Depreciation and amortization .........        671,282         407,015
                                               ------------    ------------

                  Total operating expenses .     10,119,430       8,789,570
                                               ------------    ------------

Operating loss .............................     (1,240,502)     (2,834,398)
                                               ------------    ------------

Interest expense (Note 4)
     Interest and finance charges ..........        525,323         443,872
     Amortization of debt issuance costs ...        288,645         306,611
                                               ------------    ------------

                  Total interest expense ...        813,968         750,483
                                               ------------    ------------

Net loss ...................................   $ (2,054,470)   $ (3,584,881)
                                               ============    ============

Net loss applicable to common shares .......   $ (2,054,470)   $ (3,612,426)
                                               ============    ============

Basic and diluted loss per common share and
     share equivalents .....................   $       (.50)   $      (1.29)
                                               ============    ============

Weighted average number of common shares and
     share equivalents outstanding .........      4,098,971       2,791,876
                                               ============    ============



                 See accompanying notes to financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)



                  Statements of Stockholders' (Deficit) Equity
                       Years Ended March 31, 1998 and 1997



                                                                   Additional   Redeemable Preferred Stock
                                        Common Stock               Paid-in      Series B             Series D
 ........................................Shares         Amount      Capital      Shares  Amount       Shares
                                        -------------  ----------- ------------ ------- ------     -------

Balance, April 1, 1996                    1,287,843  $    12,878  $  4,779,520         81,579  $      87,680

Redemption of preferred stock                   -             -              -        (81,579)       (81,579)
Payment of accrued dividends                    -             -              -              -         (6,101)
Conversion of due to affiliate and
   related accrued interest to Series
   E preferred stock                            -              -             -              -             -
Issuance of Series E preferred
   stock for cash                               -              -             -              -             -
Conversion of Series E preferred
   stock to common                        2,410,000       24,100       337,400              -             -
Conversion of Series D preferred
   stock to common                          385,676        3,857     1,395,187              -             -
Net loss for the year                             -            -             -              -             -
                                        -----------  -----------  ------------  -------------  -------------

Balance, March 31, 1997                  4,083,519        40,835     6,512,107              -             -

Issuance of common stock for cash           20,000           200           300              -             -
Issuance of Series E preferred stock
   for cash                                       -            -             -              -             -
Issuance of Series E warrants for cash            -            -        50,000              -             -
Issuance of Series E preferred
   stock and warrants for cash,
   net of offering expenses                       -            -       112,991              -             -
Net loss for the year                             -            -             -              -             -
                                        -----------  -----------  ------------  -------------  -------------

Balance, March 31, 1998                   4,103,519    $  41,035  $  6,675,398             -   $  -
                                        ===========    =========  ============            ===  ====


                  Statements of Stockholders' (Deficit) Equity
                       Years Ended March 31, 1998 and 1997

                                                     Preferred Stock
                                                     Series E Class I      Accumulated
 ........................................Shares       Amount                Deficit



Balance, April 1, 1996                     -  $         -                  $  (4,465,595)

Redemption of preferred stock              -            -                        -
Payment of accrued dividends               -            -                        -
Conversion of due to affiliate and
   related accrued interest to Series
   E preferred stock                      528,070      528,070                   -
Issuance of Series E preferred
   stock for cash                       2,334,000    2,334,000                   -
Conversion of Series E preferred
   stock to common                      (361,500)    (361,500)                   -
Conversion of Series D preferred
   stock to common                         -            -                        -
Net loss for the year                      -            -                    (3,584,881)
                                        -----------  -----------            ------------

Balance, March 31, 1997                 2,500,570    2,500,570               (8,050,476)

Issuance of common stock for cash          -            -                        -
Issuance of Series E preferred stock
   for cash                               950,000    1,200,000                   -
Issuance of Series E warrants for cash     _            _                        -
Issuance of Series E preferred
   stock and warrants for cash,
   net of offering expenses               750,000    2,190,450                   -
Net loss for the year                      -            -                    (2,054,470)
                                        -----------  -----------             ------------

Balance, March 31, 1998                 4,200,570  $ 5,891,020            $ (10,104,946)
                                        ===========  =========              ============

                 See accompanying notes to financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)



                       Statements of Cash Flows (Note 12)


                                                          Years Ended March 31,
                                                       1998                1997

Cash flows from operating activities:

     Net loss ......................................   $(2,054,470)   $(3,584,881)
     Adjustments to reconcile net loss to net cash
       used for operating activities:
         Depreciation and amortization .............       671,282        407,015
         Loss on abandonment of assets .............        45,255           --
         Amortization of debt issuance costs .......       196,849        214,743
         Deferred rent .............................       (16,574)       (71,012)
     Increase (decrease) from changes in:
         Accounts receivable .......................       (18,388)       (24,933)
         Merchandise inventories ...................    (1,779,874)       431,154
         Other current assets ......................        63,385        (13,912)
         Deposits and other assets .................      (195,241)        94,867
         Accounts payable ..........................       381,379        245,668
         Accrued expenses and other liabilities ....       417,661         25,329
                                                       -----------    -----------

                  Cash used for operating activities    (2,288,736)    (2,275,962)
                                                       -----------    -----------

Cash flows from investing activities:

     Purchase of restricted certificates of deposit     (2,250,000)          --
     Purchases of property and equipment ...........    (1,023,273)    (1,024,127)
                                                       -----------    -----------

                  Cash used for investing activities    (3,273,273)    (1,024,127)
                                                       -----------    -----------



                               See accompanying notes to financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)



                       Statements of Cash Flows (Note 12)


                                                           Years Ended March 31,
                                                          1998                1997

Cash flows from financing activities:

     Change in bank overdraft .........................   $   (135,325)   $     26,574
     Borrowings under financing agreements ............     33,560,443      22,404,385
     Repayments under financing agreements ............    (32,554,120)    (21,368,535)
     Proceeds from notes payable ......................      1,750,000            --
     Repayment of notes payable .......................       (141,666)        (23,334)
     Proceeds from issuance of common stock ...........            500            --
     Proceeds from issuance of preferred stock ........      3,390,450       2,334,000
     Proceeds from issuance of preferred stock warrants        162,991            --
     Redemption of preferred stock ....................           --           (81,579)
     Payment of dividends on preferred stock ..........           --            (6,101)
                                                          ------------    ------------

                  Cash provided by financing activities      6,033,273       3,285,410
                                                          ------------    ------------

Net increase (decrease) in cash .......................        471,264         (14,679)

Cash, beginning of year ...............................        177,722         192,401
                                                          ------------    ------------

Cash, end of year .....................................   $    648,986    $    177,722
                                                          ============    ============



                 See accompanying notes to financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes to Financial Statements

                       Years Ended March 31, 1998 and 1997





1.       Summary of Accounting Policies

     Business Organization and Revenue Recognition

     Play Co. Toys & Entertainment Corp. (the "Company") is a Delaware corporation that owns and operates retail stores which sell educational, specialty, collectible, and traditional toys. The Company had nineteen (19) retail stores located within southern California and Arizona at March 31, 1998. The Company's retail stores, which are located in high-traffic malls and strip centers, operate under the names "Play Co. Toys," "Toys International," and "Toy Co."

     In August 1996, the Company became a subsidiary of United Textiles & Toys Corp. ("United Textiles"), formerly known as Mister Jay Fashions International (Note 11). As of March 31, 1998 United Textiles owns approximately 57% of the outstanding shares of the Company's common stock.

     Revenues are recognized at the point of sale for retail locations and at the shipping date for wholesale operations. Wholesale operations represent a minor portion of the Company's operations.

     Merchandise Inventories

     Merchandise inventories are stated at the lower of cost (first-in, first-out method - "FIFO") or market.

     Concentration of Credit Risk

     The Company maintains cash balances at two banks. Accounts at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. Uninsured balances are approximately $2,698,986 and zero at March 31, 1998 and 1997, respectively.

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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes to Financial Statements

                       Years Ended March 31, 1998 and 1997





1.       Summary of Accounting Policies (continued)

     Store Opening and Closing Costs

     Costs incurred to open a new retail location such as advertising, training expenses and salaries of newly hired employees are generally expensed as incurred and improvements to leased facilities are capitalized. Upon permanently closing a retail location, the costs to relocate fixtures, terminate employees and other related costs are expensed as incurred. In addition, the unamortized balance of any abandoned leasehold improvements are expensed.

     Income Taxes

     The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income taxes are recognized based on the differences between financial statement and income tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities, including the effect of change in the valuation allowance, if any.

     Net Loss Per Share

     During the three-month period ended December 31, 1997, the Company adopted the provisions of SFAS No. 128, Earnings Per Share, which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings
(loss) per share is computed by dividing net income (loss), after reduction for preferred stock dividends and the accretion of any redeemable preferred stock, by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is similar to basic earnings (loss) per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants and the conversion of preferred stock, as if they had been issued.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes to Financial Statements

                       Years Ended March 31, 1998 and 1997

     1. Summary of Accounting Policies (continued)

     Net Loss Per Share (continued)

     Dividends accrued and accretion recorded on the former Series B preferred stock aggregated $27,545 for the year ended March 31, 1997. No such transactions occurred during the year ended March 31, 1998.

     The financial statements for the year ended March 31, 1997 have been restated to reflect the effects of adopting SFAS No. 128. However, for both of the years ended March 31, 1998 and 1997, there is no difference between basic and diluted loss per common share as the effects of the exercise of stock options or warrants and conversion of preferred stock are anti-dilutive given the net loss recorded for both years.

     Common share and per share amounts have been retroactively adjusted for the one-for-three reverse stock split which was effective in July 1997.

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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes to Financial Statements

                       Years Ended March 31, 1998 and 1997





1.       Summary of Accounting Policies (continued)

         Impairment of Long-Lived Assets

         SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS 121 effective April 1, 1997. There was no impact of such adoption on the Company's financial condition and results of operations.

         Stock-Based Compensation

               SFAS No. 123, Accounting for Stock-Based Compensation, established financial accounting and reporting standards for stock-based employee compensation plans and certain other transactions involving the issuance of stock. The Company adopted the disclosure requirements of SFAS 123 for stock-based employee compensation effective April 1, 1996. However, the Company continues to use the intrinsic value method for recording compensation expenses as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The fair value method prescribed by SFAS No. 123 is used to record stock-based compensation to non-employees.

         Effect of New Accounting Pronouncements

         In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional pai in-capital in the equity section of a statement of financial position. This pronouncement is effective for fiscal years beginning after December 15, 1997 and the Company expects to adopt the provision statement in the fiscal year ending March 31, 1999.
         Management does not expect this statement to significantly impact the Company's financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes to Financial Statements

                       Years Ended March 31, 1998 and 1997





     1. Summary of Accounting Policies (continued)

     Effect of New Accounting Pronouncements (continued)

     In June 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. This statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers. This pronouncement is effective for fiscal years beginning after December 15, 1997 and the Company expects to adopt the provisions of this statement in the fiscal year 1999. Management does not expect this statement to significantly impact the Company's financial statements.

     In April 1998, the AICPA's Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. The SOP, which is effective for fiscal years beginning after December 15, 1998 with earlier application encouraged, requires entities to expense start-up and organization costs for establishing new operations. Management does not expect this statement to significantly impact the Company's financial statements.

     Reclassification of Prior Year Amounts

     To enhance comparability, certain reclassifications have been made to the 1997 financial statements, where appropriate, to conform with the financial statement presentation used in 1998.

     2. Restricted Certificates of Deposit

     At March 31, 1998, the Company has two certificates of deposit which are restricted as to their nature. The first, in the amount of $2,000,000 represents collateral against a letter of credit securing the FINOVA Financing (Note 4), and is classified as a non-current asset since the funds in the certificate of deposit will remain restricted until the letter of credit expires or is released by FINOVA Capital Corporation. The second, in the amount of $250,000, is collateral for a facility for letters of credit.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes to Financial Statements

                       Years Ended March 31, 1998 and 1997


3.       Property and Equipment

     Property and equipment consisted of the following:

                                         March 31,
                                          1998         1997

         Furniture, fixtures and
           equipment                $4,222,586   $3,699,371
         Leasehold improvements .    1,551,760    1,220,246
         Signs ..................      317,363      280,034
         Vehicles ...............      104,912      104,912
                                    ----------   ----------

                                     6,196,621    5,304,563
                                                 ----------
         Accumulated depreciation
           and amortization        (3,414,235)  (2,828,913)
                                   ----------- ----------------
                                  $ 2,782,386  $ 2,475,650
                                ============== ================

4.       Financing Agreements

     On February 7, 1996, the Company borrowed, under an agreement with Congress Financial Corporation (Western) (the "Congress Financing"), approximately $2,243,000, the proceeds of which were used to repay the then outstanding borrowings under a bank line of credit agreement. The Congress Financing provided for maximum borrowings up to $7,000,000 based upon a percentage of the cost value of eligible inventory, as defined. Outstanding borrowings bore interest at 1.5% above the prime rate, as defined.

     In connection with the Congress Financing, and the previous bank line of credit agreement, European American Capital Corp. ("EACC"), an affiliate, provided a $2,000,000 letter of credit for collateral. As compensation to EACC, the Company granted EACC options to acquire shares of common stock, the value of such options estimated at $224,000 by the Company; and options to acquire additional shares of common stock and shares of Series E preferred stock, the value of these options estimated at $234,000 by the Company. The aggregate $458,000 was initially included in other assets, as debt issuance costs, and additional paid-in capital. The option values were amortized into interest expense through the February 1, 1998 maturity of the Congress Financing, resulting in aggregate interest charges of $196,849 and $214,743 for the years ended March 31, 1998 and 1997, respectively. No options to acquire shares of common stock were exercised before the termination of the exercise period.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes to Financial Statements

                       Years Ended March 31, 1998 and 1997

     4. Financing Agreement (continued)

         The exercise of options to acquire shares of Series E preferred stock by EACC, before the options terminated in December 1997 upon consummation of the Company's Series E preferred stock offering (Note 11).

     In March 1997, the Congress Financing was amended to provide for, among other things, increased borrowing ratios and an additional $1,000,000 letter of credit as collateral from EACC. Thereafter, the Congress Financing was collateralized by an aggregate $3,000,000 in letters of credit through its maturity on February 1, 1998.

     On February 3, 1998, the Company borrowed, under an agreement with FINOVA Capital Corporation (the "FINOVA Financing"), $4,866,324, the proceeds of which were used primarily to repay the then outstanding borrowings under the Congress Financing, and to pay fees related to the FINOVA Financing. The FINOVA Financing provides for maximum borrowings up to $7,100,000 based on a percentage of the cost value of eligible inventory, as defined. Outstanding borrowings bear interest at 1.5% above prime rate, as defined (the prime rate at March 31, 1998 was 8.5%). The agreement matures on July 21, 2000 and can be renewed for one additional year at the lender's option.

     Total fees related to the FINOVA Financing aggregated approximately $272,000 and are being amortized over the 30-month term of the agreement. The unamortized portion of these debt issuance costs, $253,858, is included in "deposits and other assets" at March 31, 1998.

     The FINOVA Financing includes a financial covenant requiring the Company to maintain, at all times, net worth, as defined, of $750,000. At March 31, 1998, the Company was in compliance with this financial covenant.

     The FINOVA Financing is guaranteed by United Textiles and is secured by substantially all of the assets of the Company and $3,000,000 in letters of credit. Of the $3,000,000 in letters of credit, $2,000,000 is collateralized by amounts held in a restricted certificate of deposit (Note 2). The remaining $1,000,000 letter of credit, has been provided by Multimedia Concepts International, Inc., an affiliate of the Company.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes to Financial Statements

                       Years Ended March 31, 1998 and 1997

     5. Asset Purchase Agreement

     On January 16, 1997 the board of directors of the Company approved the purchase of the assets and assumption of certain existing liabilities of Toys International. Toys International is a high-end retailer of toys which operated three mall locations in Southern California. As part of the purchase agreement, the Company obtained the rights to the Toys International and Tutti Animali operating name trademarks and also assumed the existing leases at the three locations. The total purchase price was $1,024,184 which consisted mainly of inventory and certain prepaid expenses and deposits. The purchase price was paid in the form of a cash payment of $759,184 in January 1997 and the execution of two promissory notes aggregating $265,000 (Note 6).

     6. Notes Payable

                                                                                             March 31,
                                                                                     1998                1997

         Note payable to ABC Fund Ltd., an affiliate, bearing interest at 5% per annum, principal due on August 15, 2000, accrued interest due on May 10
         1998, and quarterly until debt paid in full or converted (Note 9).
         Note is subordinate to the FINOVA Financing (Note 13).                      $1,500,000          -

         Note payable to Breaking Waves, Inc., an affiliate, bearing interest at
         15% per annum, payable in ten monthly installments of $25,000 plus accrued interest through maturity on December 31, 1998.  Note is
          subordinate to the FINOVA Financing (Note 4).                                 250,000          -

         Note payable to stockholder of Toys International non-interest bearing, guaranteed by United Textiles, payable in quarterly installments of
         $25,000 through maturity, on January 16, 1999.  Note is subordinate to
         the FINOVA Financing (Note 4).                                                 100,000      200,000


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes to Financial Statements

                       Years Ended March 31, 1998 and 1997





6.       Notes Payable (continued)

                                                                                             March 31,
                                                                                     1998                1997
         Note payable to stockholder of Toys International, non-interest bearing, guaranteed by United Textiles, payable in five installments
          ranging from $11,667 to $15,000 through maturity, on June 16, 1997.              -                 41,666

                  Total notes payable                                                 1,850,000             241,666

                  Less current portion                                                 (350,000)           (141,666)
                                                                                ---------------    ----------------

                  Long-term portion                                             $     1,500,000    $        100,000
                                                                                 ===============    ================

     Future obligations under these notes payable as of March 31, 1998 are as follows:
          Year
         March 31                                                      Amount
         1999                                                    $      350,000
                                                                      1,500,000
                                                                 $    1,850,000

7.       Closure of Retail Stores - Litigation

     During the year ended March 31, 1998, the Company closed, and ultimately vacated, five retail locations prior to the end of their lease terms. As a result, four of the five landlords filed lawsuits against the Company to collect unpaid rent as well as rental obligations remaining under the terms of the respective leases.

     Subsequent to the filing of actions by the landlords and through May 1998, the Company, with assistance of outside counsel, reached settlement agreements with the various landlords. These settlements aggregated $469,600.

         The statement of operations for the year ended March 31, 1998 includes $583,541 of "litigation related expenses" which comprise the settlement costs on the aforementioned leases, legal fees associated with the negotiations and monthly rentals for the locations since vacating the premises.

     The Company currently has one remaining landlord/tenant matter which has yet to be resolved. The Company's management expects this matter to be resolved without further material effects on the financial statements.

8.       Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred income tax assets and liabilities are as follows:

                                                                                             March 31,
                                                                                     1998                1997

         Inventories                                                            $      (227,696)   $       (183,192)
         AMT tax credits                                                                (23,260)            (23,260)
         Accrued expenses                                                               (19,779)            (15,119)
                                                                                ---------------    ----------------

                  Current portion of net deferred income
                      tax (assets) liabilities                                         (270,735)           (221,571)
                                                                                ---------------    ----------------

         Depreciation and amortization                                                  (28,388)            150,857
         Loss on disposal of assets                                                      25,926                   -
         Net operating loss carryforwards                                            (3,652,294)         (3,142,710)
         Deferred rent liability                                                        (43,891)            (50,945)
         Income taxes                                                                       508                   -
         Amortization of stock options                                                 (202,049)                  -
                                                                                ---------------    ----------------

                  Long-term portion of net deferred
                      income tax (assets) liabilities                                (3,900,188)         (3,042,798)
                                                                                ---------------    ----------------

         Total net deferred income tax (assets) liabilities                          (4,170,923)         (3,264,369)

         Valuation allowance                                                          4,170,923           3,264,369
                                                                                ---------------    ----------------

                  Net deferred income taxes                                     $             -    $              -
                                                                                ===============    ================

         At March 31, 1998 and 1997, a 100% valuation allowance has been provided on the net deferred income tax assets since the Company can not determine that it is "more likely than not" to be realized.

         The reconciliation of income taxes computed at the federal statutory tax rate to income taxes at the effective income tax rate in the statements of operations is as follows:

                                                                                             March 31,
                                                                                     1998                1997

         Federal statutory income tax (benefit) rate                                  (34.0)%         (34.0)%
         State income taxes, net of federal benefit                                     0.1             0.1
         Change in valuation allowance                                                 33.9            33.9
                                                                                -----------        --------------

                  Effective income tax rate                                                -%              -%

     At March 31, 1998, the Company has net operating loss (NOL) carryforwards of approximately $9,800,000 for federal purposes and approximately $5,300,000 for state purposes. The federal NOLs are available to offset future taxable income and expire at various dates through March 31, 2013 while the state NOLs are available and expire at various dates through March 31, 2003.

     A portion of the NOLs described above are subject to provisions of the Internal Revenue Code 382 which limits use of net operating loss carryforwards when changes of ownership of more than 50% occur during a three year testing period. During the years ended March 31, 1994 and 1995, the Company's ownership changed by more than 50% as a result of the May 1993 of a majority interest in the Company by American Toys and the Company's November 1994 completion of an initial public offering of its common stock. Further changes in common and preferred stock ownership during each of the years ended March 31, 1998 and 1997, as described in Note 11, have also potentially limited the use of NOLs. The effect of such limitations has yet to be determined. NOLs could be further limited upon the exercise of outstanding stock options and stock purchase warrants or as a result of a planned private offering of preferred stock (Note
13).

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes to Financial Statements

                       Years Ended March 31, 1998 and 1997

9.       Commitments and Contingencies

     Operating Leases

     The Company leases its retail store properties under noncancelable operating lease agreements which expire through October 2007 and require various minimum annual rentals. Several of the leases provide for renewal options to extend the leases for additional five or ten-year periods. Certain store leases also require the payment of property taxes, normal maintenance and insurance on the properties and additional rents based on percentages of sales in excess of various specified retail sales levels.

     During the years ended March 31, 1998 and 1997, the Company incurred rental expense under all operating leases of $3,112,822 and $2,681,728, respectively. Contingent rent expense was insignificant during the years ended March 31, 1998 and 1997.

     During the year ended March 31, 1997, the Company sub-leased portions of its warehouse building and a portion of one of its retail locations under noncancelable operating leases. Sub-lease income during the year ended March 31, 1997 was $93,822 (Note 10).

         At March 31, 1998 the aggregate future minimum lease payments due under these noncancelable leases are as follows:

                      Year Ending                                                   Amount
                       March 31,                                                    Leases

                         1999                                                   $     2,541,123
                         2000                                                         2,583,314
                         2001                                                         2,103,669
                         2002                                                         1,788,302
                         2003                                                         1,665,152
                      Thereafter                                                      3,919,531

                  Total minimum lease payments                                  $    14,601,091
                                                                                ===============

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes to Financial Statements

                       Years Ended March 31, 1998 and 1997


9.       Commitments and Contingencies (continued)

     Termination of Warehouse Lease

     In April 1997, the Company negotiated a settlement with a landlord for an excess warehouse facility, whereby the Company was released from the lease obligation for a settlement of $60,000. This early lease termination will result in annual savings of approximately $235,000 based on the original scheduled lease term through April 2000.

     Convertible Debt Agreement

     As discussed in Note 6, the Company has a $1.5 million note payable to ABC Fund, an affiliate. Prior to the August 15, 2000 maturity date, the note is convertible into the common stock of a subsidiary of the Company. ABC Fund may, at its option, convert all or a portion of the note and accrued unpaid interest thereon into up to 25% of the common stock of the subsidiary at an exercise price equal to the net book value of the subsidiary's shares.

     Delisting of Securities

     On September 24, 1997, the Company's common stock was delisted from trading on the NASDAQ Stock Market ("NASDAQ") as the Company did not meet the stockholders' equity maintenance requirement of $1,000,000 at the time and based on certain transactions undertaken in February 1996 which NASDAQ deemed "detrimental to the investing public and public interest" with respect to options issued to an investor which provided a letter of credit as security for the Congress Financing.

     Since September 24, 1997, the Company's common stock, as well as its Series E preferred stock and Series E stock purchase warrants sold in a public offering completed in December 1997, have been quoted on the over-the-counter on the OTC bulletin board.

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

     9. Commitments and Contingencies (continued)

     401(k) Employee Stock Ownership Plan

     In August 1994, the Company adopted a 401(k) Employee Stock Ownership Plan (the "Plan") which covers substantially all employees of the Company. The Plan includes provisions for both an Employee Stock Ownership Plan ("ESOP") and a 401(k) Plan.

     The ESOP allows only contributions by the Company which can be made annually at the discretion of the Company's Board of Directors. The ESOP is designed to invest primarily in the Company's stock. As of March 31, 1998, there had been no transactions with regards to the ESOP.

     The 401(k) portion of the Plan is contributed to by the employees of the Company through payroll deductions. The Company makes no matching contributions to the 401(k).

     1994 Stock Option Plan

     In June 1994, the Company adopted the 1994 Stock Option Plan (the "Plan") which provides for options to purchase an aggregate of not more than 50,000 post-reverse split shares of common stock as may be granted from time to time by the Company's Board of Directors. Pursuant to the hiring of the Company's current Chief Financial Officer and Secretary, an option to purchase 30,000 shares of Common Stock at an exercise price of $1.15 per share was authorized, vesting at the rate of 10,000 shares per annum in each of the twelve month periods ending July 1998, 1999 and 2000. As of March 31, 1998, no options to purchase common stock had been exercised.

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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes to Financial Statements

                       Years Ended March 31, 1998 and 1997

9.       Commitments and Contingencies (continued)

     Year 2000

     An area that represents a near-term commitment of capital resources is the Company's management information system. The Company has investigated its existing management information system and has determined that it does not provide sufficient scope to support the planned level of expanded operations and, furthermore, is not Year 2000 compliant. The Company is currently exploring the cost of upgrading its current system or purchasing a new system to meet the projected demands of the business and to become Year 2000 compliant. Based on information learned to date, the Company estimates that the cost of upgrading its current system would be on the order of $190,000 to $300,000. Management has not been able to estimate a replacement cost at March 31, 1998.

10.      Related Party Transactions

     Office and Warehouse Lease

     The Company leases an office and warehouse building from a partnership of which one of the partners is a Company officer, stockholder and director. Rent expense under this lease for the years ended March 31, 1998 and 1997 totaled $247,289 and $227,546, respectively. The lease expires in April 2000.

     Sub-lease

     During the year ended March 31, 1997, sub-lease rental income included $54,422 from an entity in which stockholders and employees of the Company have an ownership interest. Sub-lease income was insignificant for the year ended March 31, 1998.

     Consulting Agreement

     In January 1997, the Company entered into a consulting agreement with the stockholder of Toys International as part of the purchase agreement with Toys International. The term of the agreement commenced on January 16, 1997, expired on April 16, 1997 and called for three monthly payments of $10,000 each. As a result, the expenses related to the agreement totaled $23,334 and $6,666 for the years ended March 31, 1998 and 1997, respectively.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes to Financial Statements

                       Years Ended March 31, 1998 and 1997

10.      Related Party Transactions (continued)

     Consulting Fees

     The Company made payments aggregating $25,000 and $7,000 to the Chairman of the Board of Directors for various consulting services during the years ended March 31, 1998 and 1997, respectively.

     Commitment of Financing

     The individual, beneficial majority stockholder of United Textiles, in a letter dated May 15, 1998, has represented his intent and ability to provide additional working capital to the Company, should such be necessary, through September 1999.

11.      Equity Transactions

     Capital Structure

     At March 31, 1998, the Company's capital structure consisted of 40,000,000 authorized shares of $.01 par value common stock and 10,000,000 authorized shares of $1.00 par Series E preferred stock. Each share of series E preferred stock is convertible into six shares of common stock at the option of the holder after holding the shares of Series E preferred stock for two years from the date of issuance. This capital structure became effective August 11, 1997 upon the amendment of the Company's certificate of incorporation in anticipation of the public offering of Series E preferred stock discussed below.

     Issuance of Series E Preferred Stock

     In April 1996, EACC exercised its option and acquired 528,070 shares of Series E preferred stock. In connection therewith, the amount due to EACC, aggregating $528,070 at March 31, 1996 was extinguished.

     In June 1996, October 1996 and January 1997, EACC exercised its option and acquired 334,000, 800,000 and 1,200,000 shares of Series E preferred stock, respectively. All options were exercised at $1.00 per share resulting in an aggregate cash consideration of $334,000, $800,000 and $1,200,000, respectively. The 334,000 shares of Series E preferred stock issued to EACC in June 1996 were subsequently transferred to United Textiles.

     In an agreement dated June 30, 1997, the Company agreed to issue 250,000 shares of Series E preferred stock for $500,000 and 500,000 warrants to purchase Series E preferred stock for an additional $50,000 in a private sale. The $550,000 was collected on August 12, 1997 and the shares and warrants were issued.

     In June 1997, the Company issued 700,000 shares of Series E preferred stock to EACC which had advanced funds subsequent to March 31, 1997 against its option to acquire share of Series E preferred stock.

     On December 29, 1997, the Company completed a public offering of 750,000 shares of Series E preferred stock and 1,500,000 redeemable Series E stock purchase warrants. The gross proceeds from the offering were $3,150,000 and the net proceeds to the Company totaled $2,303,441 after deduction of offering expenses including such items as underwriter discounts and commissions, legal, accounting, printing and filing fees.

     Other Preferred Stock Transactions

     In April 1996, the Company redeemed all remaining outstanding shares of Series B preferred stock, aggregating 81,579, at the redemption price of $81,579 and paid dividends on the Series B preferred stock aggregating $6,101.

     On August 8, 1996 the Company amended its certificate of incorporation upon approval by the board of directors to allow the Series D preferred stock to be convertible into 385,676 shares of the Company's common stock. On August 11, 1996, American Toys converted its one share of Series D preferred stock into 385,676 shares of the Company's common stock. At this time, American Toys owned 1,235,319 shares of the common stock of the Company which were spun-off to the stockholders of American Toys, including United Textiles. As a result, United Textiles became the majority stockholder of the Company.

     In August 1996, the 334,000 shares of Series E preferred stock held by United Textiles were converted into 2,226,667 shares of the Company's common stock. In addition, in February 1997, EACC converted 27,500 shares of the Series E preferred stock into 183,333 shares of the Company's common stock.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes to Financial Statements

                       Years Ended March 31, 1998 and 1997

11.      Equity Transactions (continued)

     Stock Option Grants

     In March 1998, the Company's Board of Directors granted to its Chairman of the Board and to its President rendered, 25,000 shares each of its Series E Preferred Stock, par value $.01 per share in recognition of their efforts to further the Company's turnaround towards profitability. The shares shall vest on a monthly basis over a one-year period commencing April 1, 1998, being fully vested April 1999. On the date of grant management determined the compensation value of this stock grant to be approximately $47,000 in the aggregate, based on the closing market price as adjusted for the restrictive nature and vesting requirement of the securities.

12.      Supplemental Cash Flow Information

     Cash paid for income taxes and interest was as follows:

                         Years Ended March 31,
                            1998      1997

         Interest paid   $511,924   $443,875
                         ========   ========

         Income taxes    $    800   $    800
                         ========   ========

         For the year ended March 31, 1997, non-cash financing activities include the extinguishment of balance due to affiliate aggregating $528,070 in exchange for 528,070 shares of Series E preferred stock, the conversion on 1 share of Series D preferred stock for 385,676 post-reverse split shares of common stock and the conversion of 361,500 shares of Series E preferred stock for 2,410,000 post-reverse split shares of common stock. In addition, the Company incurred $265,000 in notes payable to the stockholder of Toys International as a result of the asset purchase which consisted mainly of inventory.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes to Financial Statements

                       Years Ended March 31, 1998 and 1997

13.      Subsequent Events

         Change in Capital Structure

         In anticipation of a private placement of securities, as discussed below, the Company's Board of Directors, in April 1998, authorized an amendment to the Company's capital structure which would (i) increase the total authorized common shares from 40,000,000 to 51,000,000; (ii) increase the total authorized shares of preferred stock from 10,000,000 to 15,500,000; and (iii) designate the 5,500,000 increase in shares of authorized preferred stock as "Series F Preferred Stock," par value $.01 per share. Such amendment was approved by written consent of a majority of the shareholders.

               The holders of the shares of the Series F Preferred Stock shall be entitled to receive, when and as declared by the Board of
          Directors,   out  of  funds  legally  available  for  the  payment  of
          dividends, cumulative dividends at $0.09 per share per quarter or $.036 per annum. The dividend is to be payable quarterly. Dividends shall be fully cumulative and shall accrue (whether or not declared), without interest, from the date such dividends are payable. The Series F Stock shall have liquidation preference of $3.00 per share, subject only to the Series E Stock preference.

               The Series F Preferred Stock shall possess no voting rights, except as provided by law with respect to altering the rights and preferences thereof. The Series F Stock shall have the right, at the option of each individual holder, at any time, commencing six months after issuance, to convert each share to two fully paid and non-assessable shares of Common Stock. Upon conversion of the Series F Stock into Common Stock, the ownership interests of persons who own Common Stock at the time of conversion shall be diluted.

               The Company may, at any time commencing one year from issuance, redeem all of the issued and outstanding shares of the Series F Stock for a per share price of $3.00, plus accrued but unpaid dividends, upon notice to each holder of record of the Series F Stock.

               Each warrant is exercisable into one share of Series F Stock commencing one year from issuance at $4.00 for a period of five years. Unexercised warrants will automatically expire at the end of such five-year period. Although the Company has no current intention of reducing the exercise price or extending the exercise period of the warrants, it is possible that either or both of such changes may be effected by resolution of the Board of Directors in the future.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes to Financial Statements

                       Years Ended March 31, 1998 and 1997

13.      Subsequent Events (continued)

     The Series F warrants are redeemable by the Company at any time, commencing one year from issuance, upon 30 days' prior notice, at a redemption price of $.05 each.

     Private Placement of Series F Preferred Stock

     In April 1998, the Company's Board of Directors approved a resolution to seek additional equity capital of a minimum of $750,000 to a maximum of $4,500,000 from a private placement sale of units. Each unit is to consist of one share of Series F preferred stock par value $.01 per share and one Series E preferred stock purchase warrant at a purchase price of $3.00 per unit.

     Expansion Plans

     The Company's Board of Directors has authorized management to locate suitable expansion sites and enter into leases for new retail locations in the states of: Nevada, Texas, Illinois, Michigan and additional sites in California.

     Capital Lease Facility

     The Company borrowed approximately $85,000 to finance equipment and fixtures for the remodel of one of its retail locations through a finance company. Borrowings under the agreement are to be paid monthly, including interest, over sixty months.