Form 10KSB/A
period 1998-03-31
PLAY CO TOYS & ENTERTAINMENT CORP
filed 1998-07-01
CIK 927643

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Series E Preferred Offering

         On December 29, 1997, through West America Securities Corp. as agent, the Company completed a public offering of its Series E Preferred Stock and Redeemable Series E Stock Purchase Warrants. The offering raised $3,150,000 in gross proceeds from which the Company realized net proceeds of $2,303,441 after discounts, commissions, and expenses of the offering. The proceeds were apportioned as follows: (i) $500,000 was placed in a restricted certificate of deposit to secure a stand-by letter of credit in favor of FINOVA Capital Corporation ("FINOVA"), the Company's working capital lender (see "-- Financing"); (ii) approximately $140,000 has been expended for the relocation and enlargement of the Company's Toys store located in the Century City shopping center (the Company expects to expend an additional $100,000 to complete the renovation)' (iii) $250,000 was placed in a restricted short-term certificate of deposit as collateral for a facility to issue letters of credit; (iv) approximately $1,050,000 was used to pay down the FINOVA credit line to reduce interest expenses; and (v) approximately $363,000 was used to reduce trade accounts payable or to opportunistically purchase inventory from vendors on advantageous terms.

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

Warehousing, Shipping and Inventory Systems

         Until recently, the Company's stores were serviced from two adjacent distribution facilities (one 43,000 square feet in size, the other 5,200 square feet in size) encompassing an aggregate of approximately 48,200 square feet. Inventory and shipment of products continues to be monitored by a computerized point-of-sale system. The point-of-sale system is a sophisticated scanning, inventory control, purchasing, and warehouse system which allows each store manager to monitor sales activity and inventory at each store and enables the Company's Officers to obtain reports on all stores. It monitors sales at all store locations and automatically notifies the warehouse and shipping department each time stock of a particular item is low or out, depending upon the item and the instructions programmed into it. Though this system, management continuously analyzes the sales of its product lines and adjusts product mix in order to maximize return and effectively manage its retail space. The Company's stores generally are restocked on a weekly basis, although certain stores and certain items may be restocked at more frequent intervals. In addition, restocking of products is increased during the fourth quarter, during the holiday season. During the holiday season some stores and some items are restocked on a daily basis.

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

Trademarks

     In 1976 and 1994, the Company received federal registrations for the trademarks "Play Co. Toys" and "TKO." Play Co. Toys is a trademark utilized by the Company in connection with its marketing and sales; TKO was used for certain items the Company previously manufactured. In addition, the Company has applied for the federal registration of the name "Toy Co." as a tradename of the
Company: this application is pending. Two of the Company's New Stores, those located in Arizona Mills and Ontario Mills, operate under this name. In accordance with its acquisition of Toys, the Company acquired the rights to the tradenames "Toys International" and "Tutti Animali."

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

     The Company has entered into one fixture financing agreement, with Pacifica Capital, for the leasing of fixtures for its remodeled store in the Century City Shopping Center located in west Los Angeles. The agreement is for a term of five years and provides fixture financing in the approximate amount of $85,000. The financing is secured by the store fixtures. The Company is negotiating two additional fixture financing arrangements which it hopes to consummate by August 1998. There can be no assurance, however, that either such financing will be consummated.

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

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company maintains approximately 3,500 square feet of executive office space and until recently, the Company's stores were serviced from two adjacent distribution facilities (one 43,000 square feet in size, the other 18,000 square feet in size), encompassing an aggregate of approximately 61,000 square feet, at 550 Rancheros Drive, San Marcos, California. As of April 15, 1997, however, the Company returned 12,800 feet of the 18,000 square foot warehouse space to the landlord. The combined 51,700 square foot office and warehouse space are leased at an approximate annual cost of $281,000, the lease expiring on April 30, 2000. The office and warehouse are leased from a company owned in part by Richard Brady, the President and a Director of the Company. The Company believes that the lease is on terms no more or less favorable than terms it might otherwise have negotiated with an unaffiliated party. In addition, the Company currently leases 18 stores in southern California and one store in Arizona. During the last calendar quarter of 1997, the Company opened a temporary short-term seasonal store (in Crystal Court Mall in Costa Mesa, California) and three new stores in high traffic shopping malls: one in South Bay Galleria in Redondo Beach, California; one in Ontario Mills in Ontario, California; and one in Arizona Mills in Tempe, Arizona (the Company's first store outside of southern California). The Company has executed six leases to open additional locations within the 1998 calendar year.

         The Company has recently completed the enlargement of one of its 19 stores, the Toys store located in Los Angeles, California. The lease for this store expired in January 1998 and was extended, at a new location within the same mall, through and until March 31, 2001. Three of the Company's other stores are operating under leases that either also have expired or will expire in 1998, the fate of such stores to depend upon the Company's intentions and concomitant lease negotiations with the landlords of same.

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

     (3) The Company's Common Stock was delisted from Nasdaq effective September 24, 1998. It began trading on the OTC Bulletin Board

     As of June 24, 1998, there were 344 holders of record of the Company's Common Stock, although the Company believes that there are 636 additional beneficial owners of shares of Common Stock held in street name. As of June 24, 1998, the number of outstanding shares of the Company's Common Stock was
4,103,519. (This number is subject to change, nominally, as the 7,521,563 pre-reverse split shares which have not been exchanged as yet are offered for such exchange by the Company's shareholders.)

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

                              Year Ended March 31,


                                                 1995                1996                1997                1998
                                                 ----

Balance Sheet Data:

Working capital (deficiency)                      $1,805,396            $192,401        $(1,570,486)          $4,452,481

Total assets                                      11,119,692           9,213,104           9,378,618          14,139,887

Total current liabilities                          7,298,136           6,673,570           8,148,657           4,581,831

Long term obligations                                140,218             726,007             226,925           7,055,549

Redeemable preferred stock                           242,275              87,680                 ---                 ---

Stockholders' equity                               3,439,063           1,725,847           1,003,036           2,502,507

Common stock dividends                                   ---                 ---                 ---                 ---





                              Year Ended March 31,


                                                  1995                1996                1997                 1998
                                                  ----



Operating Data:



Net sales                                         $25,374,722         $21,230,853         $19,624,276          $22,568,527

Cost of sales                                      16,704,757          15,132,895          13,669,104           13,689,599

Total Operating expenses                            9,292,632           9,105,515           8,789,570           10,119,430

Net income (loss)                                   (875,788)         (3,542,715)         (3,584,881)          (2,054,470)

Income (loss) per common share(1)                      (0.87)              (2.77)              (1.29)               (0.50)

Average shares outstanding(1)                       1,011,284           1,287,843           2,791,876            4,098,971



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

     Operating expenses (total operating expenses less litigation related expenses and depreciation and amortization) in the year ended March 31, 1998 were $8,864,607. This represented a $482,052, or 5.8%, increase over the Company's operating expenses of $8,382,555 in the year ended March 31, 1997. The primary reasons for the operating expense increase were a growth in rent expense of approximately $411,000 and in payroll and related expense of $367,000. Those expense increases were partially offset by a reduction of advertising expense of $574,000.

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

     Total interest expense amounted to $813,968 in the year ended March 31, 1998. This represented a $63,485, or 8.5%, increase in total interest expense. The primary reason for the increased level of interest expense was a higher level of borrowings in fiscal year 1998 than in fiscal year 1997.

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

     The Company generated $6,033,273 from its financing activities in the year ended March 31, 1998 compared to the generation of $3,285,410 from financing activities in the year ended March 31, 1997. The largest contributions to the Company's financing activities in the 1998 fiscal year were the receipt of $3,390,450 of net proceeds from the sale of preferred stock through a combination of public and private offerings and $1,750,000 in proceeds from notes payable. Proceeds from preferred stock sales was the single largest contributor to the Company's financing activities in fiscal 1997 as well.

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

Trends Affecting Liquidity, Capital Resources and Operations

     As a result of its planned merchandise mix change to emphasize specialty and educational toys, the Company enjoyed significant sales and gross profits in fiscal 1998. Same can be attributed to the expansion of its collectible die cast cars, specialty yo-yo's, Rokenbok and Learning Curve toys, and the continued strength of Beanie Babies(R)and other plush and educational toys. While the Company believes these particular toys will remain popular with its customer base for the remainder of calendar year 1998, there can be no assurance that these particular specialty toys will continue to contribute strongly to the Company's sales and gross profits. However, the history of the toy industry indicates that there is generally at least one highly popular toy every year.

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


(footnotes from previous page)

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

  1.1                Form of Underwriting Agreement. See (ii) above.
  3.1                Certificate of Incorporation of the Company dated June 15, 1995. See (i) above.
  3.2                Amendment to Certificate of Incorporation of the Company, filed July 2, 1997. See (ii) above).
  3.2(a)             Amendment to Certificate of Incorporation of the Company, filed August 11, 1997. See (ii) above.
  3.3                By-Laws of the Company. See (i) above.
  4.1                Specimen Common Stock Certificate See (i) above).
  4.2                Specimen Warrant Certificate. See (ii) above
  4.3                Specimen Series E Preferred Stock Certificate. See (ii) above
  4.4                ESOP Plan See (i) above).
  4.5                Form of Warrant Agreement between the Company, the Underwriter and Continental Stock Transfer & Trust Company.
                     See (ii) above.
10.22                Lease Agreement for Store - Escondido. See (i) above.
10.23                Lease Agreement for Store - Convoy.  See (i) above.
10.26                Lease Agreement for Store - Chula Vista. See (i) above.
10.27                Lease Agreement for Store - El Cajon. See (i) above.
10.29                Lease Agreement for Store - Simi Valley. See (i) above.
10.30                Lease Agreement for Store - Encinitas. See (i) above.
10.31                Lease Agreement for Store - San Dimas. See (i) above.
10.33                Lease Agreement for Store - Rialto. See (i) above.
10.34                Lease Agreement for Store - Redlands. See (i) above.
10.35                Lease Agreement for Store - Rancho Cucamonga. See (i) above.
10.36                Lease Agreement for Store - Woodland Hills. See (i) above.
10.37                Lease Agreement for Warehouse - Executive Offices. See (i) above.
10.38                Lease Agreement for Store - Pasadena. See (i) above.
10.38(a)             Lease Agreement for Store - Whittier. See (i) above.
10.41                The Company Incentive Stock Option. Plan See (i) above.
10.44                Lease Agreement for Store - Corona Plaza. See (i) above.
10.50                Extension of Warehouse Lease. See (i) above.
10.65                Direct delivery Purchase Agreement between the Company and Camp Pendleton See (i) above.
10.66                Direct delivery Purchase Agreement between the Company and MCRD, San Diego See (i) above.
10.75                Asset Purchase Agreement for the purchase of Toys International - (incorporated by reference herein to exhibit
                     10.75 of  the Company's 10-QSB for the period ended  December 31, 1995 filed with the Commission).
10.76                Lease Agreement for Store - Riverside International (incorporated by reference herein to exhibit 10.76 of  the
                     Company's 10-KSB for the year ended March 31, 1997, filed with the Commission).
10.77                Lease Agreement for Store - Santa Clarita International (incorporated by reference herein to exhibit 10.77 of the Company's 10-KSB for the year ended March 31, 1997, filed with the Commission).
10.78                Lease Agreement for Store - South Coast Plaza International (incorporated  by reference herein to exhibit 10.78 of the Company's 10-KSB for the year ended March 31,1997, filed with the Commission).
10.79                Lease Agreement for Store - Century City International (incorporated by reference herein to exhibit 10.79 of the Company's 10-KSB for the year ended March 31, 1997, filed with the Commission).
10.80                Lease Agreement for Store - Crystal Court International (incorporated by reference herein to exhibit 10.80 of the Company's 10-KSB for the year ended March 31, 1997, filed with the Commission).
10.81                Lease Agreement for Store - Orange County (incorporated by reference herein to exhibit (i) of the Company's 10
                     -QSB/A1 for the period ended September 30, 1995 filed with the Commission).
10.82                Loan and Security Agreement with by and between Congress Financial Corporation (Western) as Lender and Play Co.
                     Toys as Borrower dated February 1, 1996 (incorporated by reference herein to exhibit (i) of the Company's 10-
                     QSB for the period ended December 31, 1995).
10.82(a)             Amendment No. 4 to Loan and Security Agreement with Congress. See (ii) above.
10.83                Stock Purchase Option Agreement with Europe America Capital Corporation for Series E Preferred Stock
                     (incorporated by reference herein to exhibit (ii) of the Company's 10-QSB for the period ended December 31,
                     1995).
10.84                Stock Purchase Option Agreement with Europe America Capital Corporation for Common Stock (incorporated by reference herein to exhibit (iii) of the Company's 10-QSB for the period ended December 31, 1995).
10.85                Lease Agreement for Store - Mission Viejo (incorporated by reference herein to exhibit (iv) of the Company's
                     10-QSB for the period ended December 31, 1995).
10.86                Subscription Agreement between the Company and Volcano Trading Limited dated June 30, 1997. (incorporated by reference herein to exhibit 10.86 to the Company's Registration Statement on Form SB-2, Registration No.
                     333-32051.
10.87                Lease Agreement for Store - Clairemont (incorporated by reference herein to exhibit (iv) of the Company's 10-
                     QSB for the period ended September 30, 1997).
10.88                Lease Agreement for Store - Redondo Beach (incorporated by reference herein to exhibit (iv) of the Company's
                     10-QSB for the period ended September 30, 1997).
10.89                Lease Agreement for Store - Arizona Mills (incorporated by reference herein to exhibit (iv) of the Company's
                     10-QSB for the period ended September 30, 1997).
10.90                FINOVA Loan and Security Agreement (incorporated by reference herein to exhibit (iv) of the Company's 10-QSB for the period ended December 31, 1997)
10.91                Schedule to Loan and Security Agreement (incorporated by reference herein to exhibit (iv) of the Company's 10-
                     QSB for the period ended Dec. 31, 1997).
10.92*               Lease Agreement for Store - City Mills
10.93*               Lease Agreement for Store - Las Vegas
16.01                Letter from BDO Seidman, LLP (incorporated by reference herein to Form 8-K dated February 20, 1997).
27.01*               Financial Data Schedule.

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


/s/ Harold Rashbaum                                  Chairman of the                                      6/26/98
Harold Rashbaum                                      Board of Directors                                   Date


/s/ Richard Brady                                    Chief Executive Officer                              6/26/98
Richard Brady                                        President, and Director                              Date


/s/ James Frakes                                     Chief Financial Officer,                             6/26/98
James Frakes                                         Secretary, and Director                              Date


/s/ Moses Mika                                       Director                                              6/26/98
Moses Mika                                                                                                 Date

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


3.       Property and Equipment

         Property and equipment consisted of the following:

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

     In connection with the Congress Financing, and the previous bank line of credit agreement, European American Capital Corp. ("EACC"), an affiliate, provided a $2,000,000 letter of credit for collateral. As compensation to EACC, the Company granted EACC options to acquire shares of common stock, the value of such options estimated at $224,000 by the Company; and options to acquire additional shares of common stock and shares of Series E preferred stock, the value of these options estimated at $234,000 by the Company. The aggregate $458,000 was initially included in other assets, as debt issuance costs, and additional paid-in capital. The option values were amortized into interest expense through the February 1, 1998 maturity of the Congress Financing, resulting in aggregate interest charges of $196,849 and $214,743 for the years ended March 31, 1998 and 1997, respectively. No options to acquire shares of common stock were exercised before the termination of the exercise period. 4. Financing Agreements (continued)

     The exercise of options to acquire shares of Series E preferred stock by EACC, before the options terminated in December 1997 upon consummation of the Company's Series E preferred stock offering (Note 11).

     In March 1997, the Congress Financing was amended to provide for, among other things, increased borrowing ratios and an additional $1,000,000 letter of credit as collateral from EACC. Thereafter, the Congress Financing was collateralized by an aggregate $3,000,000 in letters of credit through its maturity on February 1, 1998.

     On February 3, 1998, the Company borrowed, under an agreement with FINOVA Capital Corporation (the "FINOVA Financing"), $4,866,324, the proceeds of which were used primarily to repay the then outstanding borrowings under the Congress Financing, and to pay fees related to the FINOVA Financing. The FINOVA Financing provides for maximum borrowings up to $7,100,000 based on a percentage of the cost value of eligible inventory, as defined. Outstanding borrowings bear interest at 1.5% above prime rate, as defined (the prime rate at March 31, 1998 was 8.5%). The agreement matures on August 3, 2000 and can be renewed for one additional year at the lender's option.

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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes to Financial Statements

                       Years Ended March 31, 1998 and 1997




7.       Closure of Retail Stores - Litigation (continued)

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

8.       Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred income tax assets and liabilities are as follows:

                                                                                             March 31,
                                                                                     1998                1997

         Inventories                                                            $      (227,696)   $       (183,192)
                                                                                       ---------
         AMT tax credits                                                                (23,260)            (23,260)
         Accrued expenses                                                               (19,779)            (15,119)
                                                                                ---------------    ----------------

                  Current portion of net deferred income
                      tax (assets) liabilities                                         (270,735)           (221,571)
                                                                                ---------------    ----------------

         Depreciation and amortization                                                  (28,388)            150,857
         Loss on disposal of assets                                                      25,926                   -
         Net operating loss carryforwards                                            (3,652,294)         (3,142,710)
         Deferred rent liability                                                        (43,891)            (50,945)
         Income taxes                                                                       508                   -
         Amortization of stock options                                                 (202,049)                  -
                                                                                ---------------    ----------------

                  Long-term portion of net deferred
                      income tax (assets) liabilities                                (3,900,188)         (3,042,798)
         Total net deferred income tax (assets) liabilities                          (4,170,923)         (3,264,369)

         Valuation allowance                                                          4,170,923           3,264,369
                                                                                ---------------    ----------------

                  Net deferred income taxes                                     $             -    $              -
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

                                      F-11

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes to Financial Statements

                       Years Ended March 31, 1998 and 1997

8.       Income Taxes (continued)

         A portion of the NOLs described above are subject to provisions of the Internal Revenue Code ss.382 which limits use of net operating loss carryforwards when changes of ownership of more than 50% occur during a three year testing period. During the years ended March 31, 1994 and 1995, the Company's ownership changed by more than 50% as a result of the May 1993 of a majority interest in the Company by American Toys and the Company's November 1994 completion of an initial public offering of its common stock. Further changes in common and preferred stock ownership during each of the years ended March 31, 1998 and 1997, as described in Note 11, have also potentially limited the use of NOLs. The effect of such limitations has yet to be determined. NOLs could be further limited upon the exercise of outstanding stock options and stock purchase warrants or as a result of a planned private offering of preferred stock (Note 13).

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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes to Financial Statements

                       Years Ended March 31, 1998 and 1997




9.       Commitments and Contingencies (continued)

         Operating Leases (continued)

     At March 31, 1998 the aggregate future minimum lease payments due under these noncancelable leases are as follows:

                      Year Ending                                                   Amount
                       March 31,                                                    Leases

                         1999                                                   $     2,541,123
                                                                                ------------------
                         2000                                                         2,583,314
                         2001                                                         2,103,669
                         2002                                                         1,788,302
                         2003                                                         1,665,152
                      Thereafter                                                      3,919,531

                  Total minimum lease payments                                  $    14,601,091

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

         401(k) Employee Stock Ownership Plan

     The 401(k) portion of the Plan is contributed to by the employees of the Company through payroll deductions. The Company makes no matching contributions to the 401(k).

         1994 Stock Option Plan

     In June 1994, the Company adopted the 1994 Stock Option Plan (the "Plan") which provides for options to purchase an aggregate of not more than 50,000 post-reverse split shares of common stock as may be granted from time to time by the Company's Board of Directors. Pursuant to the hiring of the Company's current Chief Financial Officer and Secretary, an option to purchase 30,000 shares of Common Stock at an exercise price of $1.15 per share was authorized, vesting at the rate of 10,000 shares per annum in each of July 1998, 1999 and 2000. As of March 31, 1998, no options to purchase common stock had been exercised.

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

     In June 1996, October 1996 and January 1997, EACC exercised its option and acquired 334,000, 800,000 and 1,200,000 shares of Series E preferred stock, respectively. All options were exercised at $1.00 per share resulting in an aggregate cash consideration of $334,000, $800,000 and $1,200,000, respectively. The 334,000 shares of Series E preferred stock issued to EACC in June 1996 were subsequently transferred to United Textiles. 11. Equity Transactions (continued)

         Issuance of Series E Preferred Stock (continued)

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

12.      Supplemental Cash Flow Information

     Cash paid for income taxes and interest was as follows:

                                                                                       Years Ended March 31,
                                                                                     1998                1997

         Interest paid                                                                        $    511,924        $        443,875
                                                                                               ============        ================

         Income taxes                                                                         $    800            $        800
                                                                                                   ========            ============

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