Form 10QSB
period 1998-06-30
PLAY CO TOYS & ENTERTAINMENT CORP
filed 1998-08-14
CIK 927643

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly quarter ended June 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition quarter from __________ to __________

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

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter quarter that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, $.01 par value:
4,103,525 outstanding as of June 30, 1998.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       PLAY CO. TOYS & ENTERTAINMENT CORP.

                                TABLE OF CONTENTS

PART I.              FINANCIAL INFORMATION                                                                            Page Number

Item 1.              FINANCIAL STATEMENTS

                     Condensed balance sheets as of  June 30, 1998 and March 31, 1998.                                          3

                     Condensed  statements  of  operations  for the three months ended June 30, 1997 and 1996.
                                                                                                                                4
                     Condensed  statements  of cash  flows for the three  months ended June 30, 1997 and 1996.
                                                                                                                                5
                     Notes to condensed financial statements                                                                    6

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS
                                                                                                                             8-12
PART II.             OTHER INFORMATION                                                                                         13


Item 1.              LEGAL PROCEEDINGS                                                                                         13

Item 2.              CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                 13

Item 3.              DEFAULTS UPON SENIOR SECURITIES                                                                           13

Item 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                       13

Item 5.              OTHER INFORMATION                                                                                         13

Item 6.              EXHIBITS AND REPORTS ON FORM 8-K                                                                          13

                     Signatures                                                                                                14



Item 1. Financial Statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TOYS & TEXTILES CORP.)
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                                                    (unaudited)
                                                                                                   June 30, 1998   March 31, 1998
                                                                                                   -------------  --------------

Current

Cash .............................................................................................$    289,455    $    648,986
Accounts receivable ..............................................................................      51,976          78,594
Merchandise inventories ..........................................................................   9,376,037       7,872,804
Other current assets .............................................................................     561,156         433,928
                                                                                                  ------------    ------------

                                   Total current assets ..........................................  10,278,624       9,034,312

Property and Equipment, Net of accumulated
            depreciation and amortization of $3,596,257
            and $3,414,235, respectively .........................................................   3,062,109       2,782,386

Deposits and other assets ........................................................................   2,409,866       2,323,189
                                                                                                  ------------    ------------

                                                                                                  $ 15,750,599    $ 14,139,887
                                                                                                  ============    ============

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                                                   June 30, 1998   March 31, 1998
                                                                                                  ------------    ------------

Current
Accounts payable .................................................................................   4,754,599       3,505,230
Accrued expenses and other liabilities ...........................................................     165,566         726,601
Current portion of notes payable and capital leases ..............................................     262,293         350,000
                                                                                                  ------------    ------------

                   Total current liabilities .....................................................   5,182,458       4,581,831
Borrowings under financing agreement .............................................................   6,521,695       5,445,198
Notes payable, and capital leases, net of ........................................................      71,541       1,500,000
             current portion (Note 2)


Deferred rent liability ..........................................................................     114,903         110,351
     Stockholders' equity:
           Series E preferred stock, $.01 par, 10,000,000 shares authorized;
             5,746,403 and 4,200,570 shares outstanding (Note 2) .................................   7,435,291       5,891,020
           Common stock, $.01 par value, 40,000,000 shares
             authorized; 4,103,525 and 4,103,519 shares outstanding ..............................      41,035          41,035

           Additional paid-in-capital ............................................................   6,675,398       6,675,398
           Accumulated deficit ................................................................... (10,291,722)    (10,104,946)
                                                                                                   ------------    ------------



                                               Total stockholders' equity ........................   3,860,002       2,502,507
                                                                                                  ------------    ------------
                                                                                                  $ 15,750,599    $ 14,139,887
                                                                                                  ============    ============


            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                 Three Months Ended
                                                                      June 30,

                                                               1998            1997
                                                               ----
Net sales ...............................................   $ 6,357,395    $ 3,142,813
Cost of Sales ...........................................     3,706,331      1,973,365
                                                            -----------    -----------
                                 Gross profit ...........     2,651,064      1,169,448
Operating expenses:
                 Operating expenses .....................     2,483,771      2,044,652
                 Depreciation and amortization ..........       188,417        139,027
                                                            -----------    -----------
                                 Total operating expenses     2,672,188      2,183,679
                                                            -----------    -----------
Operating loss ..........................................       (21,124)    (1,014,231)
Interest expense:
                 Interest and finance charges ...........       138,452        118,619
                 Amortization of debt issuance costs ....        27,200         76,654
                                                            -----------    -----------
                                 Total interest expense .       165,652        195,273
                                                            -----------    -----------



Net loss ................................................   $  (186,776)   $(1,209,504)
                                                            ===========
Basic and diluted loss per common share and
    share equivalents ...................................   $     (0.05)   $     (0.30)
                                                            ===========    ===========
Weighted average number of common shares
    share equivalents outstanding .......................     4,103,525      4,083,739
                                                            ===========    ===========




            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                  June 30,
                                                                          1998               1997
                                                                          -----

CASH FLOWS FROM OPERATING ACTIVITIES:

         Net loss ....................................................   $  (186,776)   $(1,209,504)
         Adjustments used to reconcile net loss to net
           cash used for operating activities:
                  Depreciation and amortization ......................       188,417        139,027
                  Amortization of common stock options ...............          --           53,685
                  Deferred rent ......................................         4,552          8,746
                  Stock compensation .................................        10,938           --

         Increase (decrease) from changes in:
                             Accounts receivable .....................        26,618        (14,776)
                           Merchandise inventories ...................    (1,503,233)      (457,854)
                           Other current assets ......................      (127,228)       101,504
                           Deposits and other assets .................       (93,072)        12,420
                           Accounts payable ..........................     1,249,369        602,459
                             Accrued expenses and other liabilities ..      (527,702)      (165,469)
                                                                         -----------    -----------

                             Net cash used for operating activities ..      (958,117)      (929,762)
                                                                         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Purchases of property and equipment .........................      (461,745)       (64,518)
                                                                          -----------    -----------
                             Net cash used for investing activities ..      (461,745)       (64,518)
                                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds from issuance of preferred and common stock ........          --          700,501
         Change in bank overdraft ....................................          --          (41,443)
         Net borrowings on financing agreement                             1,076,497        387,188

         Net repayments of notes payable and capital leases                  (16,166)          --
                                                                         -----------    -----------

                             Net cash provided by financing activities     1,093,664        979,580
                                                                         -----------    -----------
Net decrease in cash .................................................      (359,531)       (14,700)
Cash at beginning of quarter .........................................       648,986        177,722
Cash at end of quarter ...............................................   $   289,455    $   163,022

            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


Note 1.           General

         The interim accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles (AGAAP@) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended March 31, 1998 included in its Annual Report on Form 10-KSB. Operating results for the three month quarter ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 1999.

Note 2.           Debt Conversion

         In June 1998, the Company and ABC Fund, Inc. ("ABC"), a Belize corporation, the holder of a 5% Convertible Secured Subordinated Debenture Due August 15, 2000 (the "Debenture") dated January 21, 1998 agreed to amend the terms of the Debenture to enable the conversion of the principal amount and accrued interest thereon, into shares of Playco's Series E Preferred Stock, at a conversion price of $1.00 per share. Simultaneously, ABC elected to convert the Debenture as of June 30, 1998, whereby, $1.5 million principal amount and $33,333 in accrued interest were converted into 1,533,333 shares of Series E Preferred Stock. ABC did not receive any registration rights regarding the shares.

         Simultaneous with the conversion of the Debenture, ABC terminated the Subordinated Security Agreement between the parties and the Intercreditor and Subordination Agreement by and between ABC and Finova Capital Corporation dated January 21, 1998.

         ABC, or its assigns, retained a right included in the Debenture, to purchase up to an aggregate of 25% of the outstanding shares of common stock of a subsidiary of the Company. The purchase price per share shall equal the net book value per share of the subsidiary's common stock as of the date of exercise using generally accepted accounting principals. The calculation of the number of shares subject to this right and the purchase price per share shall be as of the date that the Company receives notification that the right is being exercised. This right shall extend until August 15, 2000, which shall automatically extend until August 15, 2003 unless earlier terminated by ABC Fund, Inc., or its assignee.

Note 3.           Subsequent Events

         On July 15, 1998, the Company borrowed $300,000 from Breaking Waves, Inc., an affiliate, and issued an unsecured 9% promissory note (the ANote@). The Note calls for five monthly installments of principal and interest commencing in August 1998 and ending December 30, 1998.

         On July 22, 1998, the Company entered into a Lead Generation/Corporate Relations Agreement with Corporate Relations Group, Inc., a Florida corporation (ACRG@), pursuant to which CRG shall provide investor and public relations services to the Company for a period of five years. Under the terms of the Agreement, the Company paid $100,000 to CRG upon execution of the agreement and agreed to issue 50,000 shares of the Company's Series E Preferred Stock as a reimbursement for expenses. In addition, the Company granted to CRG options to purchase 350,000 shares of Common Stock at an exercise price of $0.78125 per share and 400,000 shares of Series E Preferred Stock at an exercise price of $2.25 per share. In a related agreement, the Company issued options to four principals of CRG entitling each to purchase 25,000 shares of Common Stock at an exercise price of $0.78125 and 75,000 shares of Series E Preferred Stock at an exercise price of $2.25 per share.

         On July 27, 1998, the Company sold 100,000 shares of Series E Preferred Stock to United Toys & Textiles Corp., the Company's principal stockholder, for $100,000.

         Effective July 30, 1998, the Company and FINOVA Capital Corporation, the Company=s working capital lender, amended the Company=s credit agreement to increase the maximum level of borrowings under the agreement from $7.1 million to $7.6 million.

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

     The Company is a subsidiary of United Textiles & Toys Corp. (AUTTC@), which currently owns approximately 59.3% of the issued and outstanding shares of the Company=s Common Stock.

     For the three months ended June 30, 1998 compared to the three months ended June 30, 1997

     The Company generated net sales of $6,357,395 for the three months ended June 30, 1998. This represented an increase of $3,214,582, or 102%, from net sales of $3,142,813 in the three months ended June 30, 1997. Approximately $1,900,000 of this sales growth came from increases in same store sales. The remaining increase in sales of approximately $1,300,000 is attributable to sales from the Company=s new stores. The Company=s same store sales increased by approximately 69% for the three months ended June 30, 1998 over the three months ended June 30, 1997. Specialty toys represented the primary contributor to the sales growth from a sales mix standpoint.

     The Company posted a gross profit of $2,651,064 for the three months ended June 30, 1998, representing an increase of $1,481,616, or 127%, from the gross profit of $1,169,448 for the three months ended June 30, 1997. This represented an increase in the Company=s gross margin from 37.2% for the June 1997 quarter to 41.7% for the June 1998 quarter. This 4.5% gross margin improvement was largely due to the ongoing implementation of the Company=s business plan to sell educational, new electronic interactive, and specialty and collectible toys and items in high traffic malls from its prior plan of selling traditional toys in stores located in strip shopping centers. The mix of specialty and educational toys, generally produce better margins than traditional toys.

     Operating expenses for the three months ended June 30, 1998 were $2,483,771. This represented a $439,119, or 21.5%, increase in the Company=s operating expenses from a level of $2,044,652 for the three months ended June 30, 1997. The operating expense increase was primarily due to a $280,034 growth in payroll and payroll-related expense largely related to the opening of new locations.

     During the three months ended June 30, 1998, the Company recorded non-cash depreciation and amortization expenses of $188,417, representing a $49,390 increase from $139,027 recorded for the quarter ended June 30, 1996. Total operating expenses (operating expenses combined with depreciation and amortization) for the June 1998 quarter were $2,672,188, representing a $488,509, or 22.4%, increase from total operating expenses of $2,183,679 recorded for the June 1997 quarter.

     As a result of the $1,481,616 increase in gross profit partially offset by the $488,509 increase in total operating expenses, the Company=s operating loss decreased by $993,107 from an operating loss of $1,014,231 during the three months ended June 30, 1997 to an operating loss of $21,124 during the three months ended June 30, 1998.

     Interest expense totaled $165,652 for the three months ended June 30, 1997. This represented a $29,621, or 15.2%, decrease from interest expense of $195,273 for the three months ended June 30, 1997. The primary reason for the decrease was the completion of the amortization of debt issuance costs related to the Company=s previous financing arrangement in the fiscal year ended March 31, 1998 in connection with the Company's prior credit financing company. Those charges were recorded as interest expense. The Company had amortization expense of $27,200 in the June 1998 quarter related to the FINOVA financing agreement.

     As a result of the above mentioned factors, the Company recorded a net loss of $(186,776) for the three months ended June 30, 1997. This represented a $1,022,728 improvement over the net loss of $(1,209,504) recorded in the three months ended June 30, 1997.

     The basic and diluted loss per share for the three months ended June 1998 was $(0.05) compared to a basic and diluted net loss per share in the comparable June 1997 quarter of $(0.30). The weighted average number of common shares outstanding increased from 4,083,739 in the June 1997 quarter to 4,103,525 in the June 1998 quarter.

Liquidity and Capital Resources

     At June 30, 1998, the Company had working capital of $5,096,166 compared to a working capital position of $4,452,481 at March 31, 1998. The Company has generated operating losses for the past several years and has historically financed those losses and its working capital requirements through loans and sales of the Company's equity securities, primarily through the sale of the Company's Series E preferred stock. There can be no assurance that the Company will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to achieve profitability.

         During the three month quarter ended June 30, 1998, the Company used $958,117 of cash in its operations compared to $929,762 used in operations for the three month quarter ended June 30, 1997. The Company=s net loss was approximately $187,000 and $1,209,000, respectively, in those quarters.

     The Company used $461,745 of cash in its investing activities during the three month quarter ended June 30, 1998 compared to $64,518 for the three month quarter ended June 30, 1996. All of the Company=s investing activities related to purchases of property and equipment, primarily related to openings of new stores.

         The Company generated $1,060,331 from its financing activities in the three month quarter ended June 30, 1998 compared to the generation of $979,580 from financing activities for the three month quarter ended June 30, 1996. The primary cash contribution to the Company=s financing activities in the June 1998 quarter was net borrowing of $1,076,497 under its financing agreement. In the June 1997 quarter, the primary contribution to the Company=s financing activities was from $700,000 in proceeds from the issuance of preferred stock. In both quarters, the proceeds of financing activities were used to finance the Company=s working capital and capital expenditure requirements and operating losses.

         As a result of the above factors, the Company had a net decrease in cash of $359,531 for the three month quarter ended June 30, 1998 compared to a net decrease in cash of $14,700 for the three month quarter ended June 30, 1997.

         During the three months ended June 30, 1998, the Company relocated its Toys International store within the Century City Shopping Center in west Los Angeles. During the same quarter, the Company also began construction on a new store in a mall near Las Vegas, located in Primm, Nevada, which store opened in July 1998. Both of these locations are high traffic shopping malls. Those two stores represented an aggregate capital investment of approximately $550,000.

         The Company has signed leases to open five additional stores in high traffic malls in 1998, including locations in Texas, Illinois, Michigan and southern California. The cost involved in opening these five new locations will require a estimated capital expenditure of approximately $1.3 million to $1.6 million. The Company plans to finance the capital expenditure through a combination of working capital, landlord tenant improvement contributions, capital leases, drawing down on its credit line and through additional equity investments, though the Company does not presently have any agreements to obtain said equity investments and can not give any assurances that it will have the funds when needed to meet the capital requirements to open these locations. In May 1998, the Company commenced an offering of Units, each Unit comprising one share of the Company=s Series F Preferred Stock and one Series F Preferred Stock Purchase Warrant at a purchase price of $3.00 per Unit, through Morgan Grant Capital Group, Inc., as placement agent. This offering has been terminated, whereby, no funds were raised. In June 1998, the Company entered into a five-year capital lease for approximately $84,000 to partially finance the cost of its relocated Century City store. The Company is in the documentation process for an additional capital lease to partially finance the cost of its Nevada store.

         In July 1998, the Company and FINOVA Capital Corporation, its working capital lender, amended the Company=s credit agreement to increase the maximum level of borrowings under the agreement from $7.1 million to $7.6 million. The Company expects to utilize this additional amount on its credit line to partially finance either its working capital, particularly inventory purchases, or the capital expenditure requirements noted above.

     In July 1998, the Company borrowed $300,000 from Breaking Waves, an affiliate, under an unsecured 9% promissory note (the ANote@). The Note calls for monthly principal and interest payments through December 30, 1998, when the
Note is scheduled for repayment in full.

Year 2000

         An additional area that represents a near term commitment of capital resources is the Company=s management information system. The Company has investigated its existing management information system and has determined that it does not provide sufficient scope to support the planned level of expanded operations and, furthermore, is not year 2000 compliant. The Company has explored the cost of upgrading its current system or purchasing a new system to meet the projected demands of the business and to become year 2000 compliant.

         In order to minimize the disruption to its operations, the Company has decided to upgrade its existing system to increase the scope of the system and to become year 2000 compliant. The Company estimates that the cost of upgrading its current system will be approximately $100,000. Beyond the above noted internal year 2000 system issue, the Company has no current knowledge of any outside third party year 2000 issues that would result in a material negative impact on its operations. Should the Company become aware of any such situation, contingency plans will be developed.

Trends Affecting Liquidity, Capital Resources and Operations

         As a result of its planned merchandise mix change to emphasize specialty and educational toys, the Company enjoyed significant sales and gross profits in the three months ended June 30, 1998. Which specialty and educational mix includes; collectible die cast cars, specialty yo-yo=s, Rokenbok and Learning Curve toys, and Beanie Babies7 and other plush and educational toys. While the Company believes these particular toys will remain popular with its customer base for the remainder of calendar year 1998, there can be no assurance that these particular specialty toys will continue to contribute strongly to the Company=s sales and gross profits. The history of the toy industry, however, indicates that there is generally at least one highly popular toy every year.

         The Company=s current sales efforts focus primarily on a defined geographic segment consisting of the southern California area and the southwestern United States. The Company=s future financial performance will depend upon (i) continued demand for toys and hobby items and management's ability to adapt to continuously changing consumer preferences and the market for such items, (ii) on general economic conditions within the Company's geographic market area, as same may be expanded, (iii) the Company=s ability to choose locations for new stores, (iv) the Company=s ability to purchase products at favorable prices and on favorable terms, and (v) the effects of increased competition.

         The toy and hobby retail industry faces a number of potentially adverse business conditions including price and gross margin pressures and market consolidation. The Company competes with a variety of mass merchandisers, superstores and other toy retailers, including Toys R Us, Kay Bee Toy Stores, Walmart and Kmart. Competitors that emphasize specialty and educational toys include Disney Stores, Warner Bros. Stores, Learning Smith, Lake Shore, Zainy Brainy, and Noodle Kidoodle. There can be no assurance that the Company=s business strategy will enable it to compete effectively in the toy industry or that the Company will be able to generate sufficient revenues or have sufficient control over expenses and other charges to increase profitability.

Inflation and Seasonality

     The impact of inflation on the Company=s results of operations has not been significant. The Company attempts to pass on increased costs by increasing product prices over time.

     The Company's operations are highly seasonal with approximately 30-40% of its net sales historically falling within the Company=s third quarter, which coincides with the Christmas selling season. The Company intends to open stores throughout the year, but generally before the Christmas selling season, which will make the Company=s third quarter sales an even greater percentage of the total year's sales.

                                     PART II

Item 1.                    Legal Proceedings

         In October 1997, in the Superior Court of the State of California, County of San Bernardino, Foothill Marketplace commenced suit against the Company and its former guarantor for breach of contract pertaining to premises leased by the Company in Rialto, California. The lease for the premises has a term from February 1987 through November 2003. The Company vacated the premises in August 1997. Under California State law and the provisions of the lease, plaintiff has a duty to mitigate its damages. Plaintiff seeks damages, of a continuing nature, for unpaid rent, proximate damages, costs, and attorneys= fees. This action is in the discovery phase.

         No Director, Officer, or affiliate of the Company, nor any associate of same, is a party to, or has a material interest in, any proceeding adverse to the Company.

Item 2.                    Changes in Securities and Use of Proceeds:                None

Item 3.                    Defaults Upon Senior Securities:                          None

Item 4.                    Submission of Matters to a Vote of Security Holders:      None

Item 5.                    Other Information:                                        None

Item 6.                    Exhibits and Reports on Form 8-K


                  Exhibit 10.94             -        Lease Agreement for Store-Concord Mills (Play Co. Toys)
                  Exhibit 10.95             -        Lease Agreement for Store-Katy Mills (Play Co. Toys)
                  Exhibit 10.96             -        Lease Agreement for Store-Concord Mills (Toy Co.)
                  Exhibit 10.97             -        Lease Agreement for Store-Katy Mills (Toy Co.)
                  Exhibit 10.98             -        Lease Agreement for Store-Ontario Mills (Toy Co.)
                  Exhibit 10.99             -        Amendment No. 1 to Finova Loan Agreement
                  Exhibit 10.100            -        Amendment to Lease Agreement for Store-Rancho Cucamonga (Play Co. Toys)
                                                     (filed concurrently with Form 10-QSB via Form SE)
                  Exhibit 10.101            -        Company & Corporate Relations Group, Inc. Lead Generation/Corporate Relations
                                                     Agreement, dated July 22, 1998
                  Exhibit 27                -        Financial Data Schedule

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of August 1998.


                                             PLAY CO. TOYS & ENTERTAINMENT CORP.



By: \s\ Richard Brady
Richard L. Brady
President and Chief Executive Officer


By: \s\ James B. Frakes
James B. Frakes
Chief Financial Officer