Form 10QSB
period 1998-09-30
PLAY CO TOYS & ENTERTAINMENT CORP
filed 1998-11-19
CIK 927643

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number O-25030

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Delaware                                                                       95-3024222
         (State or Other Jurisdiction of                                                (IRS Employer Identification No.)
         Incorporation or Organization)

                550 Rancheros Drive, San Marcos, California 92069
                    (Address of Principal Executive Offices)

                                 (760) 471-4505
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
              (Former Name, Former Address, and Former Fiscal Year,
                          if Changed Since Last Report)

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, $.01 par value:
4,109,198 shares outstanding as of November 12, 1998.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       PLAY CO. TOYS & ENTERTAINMENT CORP.

                                TABLE OF CONTENTS

     PART I.                                          FINANCIAL INFORMATION                                           Page Number

Item 1.              FINANCIAL STATEMENTS

                     Condensed balance sheets as of  September 30, 1998                                                         3
                     and March 31, 1998.

                     Condensed statements of operations and comprehensive net loss for the
                     Three months and six-months ended September 30, 1998 and 1997.                                             4

                     Condensed statements of cash flows for the six-months ended September 30, 1998 and 1997.                   5

                     Notes to condensed financial statements                                                                    6

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS                   7-12
     PART II.        OTHER INFORMATION

Item 1.              LEGAL PROCEEDINGS                                                                                         13

Item 2.              CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                 13

Item 3.              DEFAULTS UPON SENIOR SECURITIES                                                                           13

Item 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                       13

Item 5.              OTHER INFORMATION                                                                                         13

Item 6.              EXHIBITS AND REPORTS ON FORM 8-K                                                                          13

                     Signatures                                                                                                14

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TOYS & TEXTILES CORP.)
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                   (unaudited)

                                                                             September 30, 1998       March 31, 1998
                                                                             ------------------       --------------

Current

            Cash .................................................................$    423,634    $    648,986
            Accounts receivable ..................................................      57,517          78,594
            Merchandise inventories ..............................................  12,185,130       7,872,804
            Other current assets .................................................     934,171         433,928
                                                                                  ------------    ------------
                                              Total current assets ...............  13,600,452       9,034,312

Property and Equipment, Net of accumulated
 Depreciation and amortization of $3,788,081
 and $3,414,235, respectively 3,558,297 2,782,386
Deposits and other assets ........................................................   2,490,037       2,323,189
                                                                                  ------------    ------------
                                                                                  $ 19,648,786    $ 14,139,887
                                                                                  ============    ============

                       LIABILITIES & STOCKHOLDERS' EQUITY
                                                                            September 30, 1998  March 31, 1998
                                                                                  ------------    ------------
Current
           Accounts payable ......................................................   5,649,940       3,505,230
           Accrued expenses and other liabilities ................................     197,721         726,601
           Current portion of notes payable and capital leases ...................   1,340,250         350,000
                                                                                  ------------    ------------
                   Total current liabilities .....................................   7,187,911       4,581,831


Borrowings under financing agreement .............................................   8,481,996       5,445,198
Notes payable and capital leases, net of current portion .........................     157,200       1,500,000
Deferred rent liability ..........................................................     119,453         110,351

     Stockholders' equity:
Convertible series E preferred stock, $1 par, 10,000,000 shares
 Authorized: 5,858,903 and 4,200,570 shares outstanding ..........................   7,546,229       5,891,020

Common stock, $.01 par value, 40,000,000 shares
 Authorized; 4,109,198 and 4,083,519 shares outstanding ..........................      41,035          41,035

Additional paid-in-capital ......................................................    6,710,399       6,675,398
Accumulated deficit .............................................................  (10,595,437)    (10,104,946)
                                                                                   ------------    ------------

Total stockholders' equity .......................................................   3,702,226       2,502,507
                                                                                  ------------    ------------
                                                                                  $ 19,648,786    $ 14,139,887

                                                                                  ============    ============

            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                       CONDENSED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE NET LOSS
                                   (Unaudited)

                                                     Three Months Ended September 30     Six-months Ended September 30,

                                                                1998           1997            1998           1997
Net sales ...............................................   $ 6,098,315    $ 4,228,780    $ 12,455,710    $ 7,371,593
Cost of Sales ...........................................     3,414,054      2,384,717       7,120,385      4,358,082
                                                            -----------    -----------    ------------    -----------
                                 Gross profit ...........     2,684,261      1,844,063       5,335,325      3,013,511
                                                            -----------    -----------    ------------    -----------
Operating expenses:
                 Operating expenses .....................     2,610,120      2,028,571       5,093,891      4,056,974
                 Depreciation and amortization ..........       193,794        139,026         382,211        278,053
                                                            -----------    -----------    ------------    -----------

                                 Total operating expenses     2,803,914      2,167,597       5,476,102      4,334,027
                                                            -----------    -----------    ------------    -----------

Operating loss ..........................................      (119,653)      (323,534)       (140,777)    (1,321,516)
                                                            ------------   -----------    ------------    -----------
Interest expense:
                 Interest and finance charges ...........       156,860        127,767         295,312        249,512
                 Amortization of debt issuance costs ....        27,202         89,778          54,402        179,555
                                                            -----------    -----------    ------------    -----------

                                Total interest expense ..       184,062        217,545         349,714        429,067
                                                            -----------    -----------    ------------    -----------


Net loss ................................................      (303,715)      (541,079)       (490,491)    (1,750,583)
Other comprehensive income (loss) .......................             0              0               0              0
                                                            ------------   -----------    ------------    -----------

Comprehensive net loss ..................................   $  (303,715)   $  (541,079)   $   (490,491)   $(1,750,583)
                                                                                                          ===========
Basic and diluted loss per common share and
                 share equivalents ......................   $     (0.07)   $     (0.13)   $      (0.12)   $     (0.43)
                                                            ============   ===========    ============    ===========
Weighted average number of common shares and
          share equivalents outstanding .................     4,103,525      4,103,519       4,103,525      4,093,683
                                                            ============   ===========    ============    ===========

            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six-months Ended September 30,
                                                                            1998            1997

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss ....................................................   $  (490,491)   $(1,750,583)
         Adjustments used to reconcile net loss to net
           cash used for operating activities:

                  Depreciation and amortization ......................       382,211        278,053
                  Amortization of common stock options ...............          --          107,372
                  Deferred rent ......................................         9,102          8,746
                  Stock compensation .................................        21,876           --
         Increase (decrease) from changes in:
                             Accounts receivable .....................        21,077       (338,764)
                           Merchandise inventories ...................    (4,312,326)    (1,263,705)
                           Other current assets ......................      (500,243)        13,418
                           Deposits and other assets .................      (163,756)      (214,050)
                           Accounts payable ..........................     2,144,710      1,441,513
                             Accrued expenses and other liabilities ..      (528,880)      (262,085)
                                                                         -----------    -----------

                           Net cash used for operating activities ....    (3,416,720)    (1,907,085)
                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment .........................    (1,149,757)      (366,258)
                                                                         -----------    -----------

                             Net cash used for investing activities ..    (1,149,757)      (366,258)
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of preferred and common stock ........       156,877      1,250,501
         Net borrowings on line of credit ............................     3,036,798      1,195,359
         Borrowings under notes payable and capital leases, net ......     1,147,450        (91,666)
                                                                         -----------    -----------
                             Net cash provided by financing activities     4,341,125      2,354,194
                                                                         -----------    -----------
Net (decrease) increase in cash ......................................      (225,352)         7,851
Cash at beginning of period ..........................................       648,986        177,722
Cash at end of period ................................................   $   423,634    $   185,573


            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

Note 1.           General

     The interim accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended March 31, 1998 included in its Annual Report on Form 10-KSB. Operating results for the six-month period ended September 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 1999.

Note 2.           Amendment of Loan and Security Agreement

     Effective September 24, 1998, the Company and FINOVA Capital Corporation, the Company's working capital lender, amended the Company's Loan and Security Agreement to increase the maximum level of borrowings under the Agreement from $7.6 million to $8.6 million through December 31, 1998. Beginning on January 1, 1999, the maximum level of borrowings under the Agreement will return to the $7.6 million level.

Note 3.           Leases

     During the three-month period ended September 30, 1998, the Company entered into several capital leases to help finance its new computer system and several new stores. The leases are for an aggregate principal amount of $280,719 and bear interest at rates varying between 10.8% and 18%.

Note 4.           Secured Subordinated Promissory Note

     On September 18, 1998, the Company borrowed $1,000,000 from Amir Overseas Capital Corp. ("Amir") under a Secured Subordinated Promissory Note. The Note bears interest at 12% and calls for three installment payments ending December 23, 1998.

Note 5.           Subsequent Events

     On November 9, 1998, the Company borrowed $250,000 from Amir under a Promissory Note. The Note bears interest at 12% and calls for repayment on January 29, 1998.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Statements contained in this report which are not historical facts may be considered forward looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected.

     The Company's operations are substantially controlled by United Textiles & Toys Corp. ("UTTC"), the Company's parent. UTTC currently owns approximately 61% of the issued and outstanding shares of the Company's Common Stock.

     For the three months ended September 30, 1998 compared to the three months ended September 30, 1997

     The Company generated net sales of $6,098,315 in the three months ended September 30, 1998. This represented an increase of $1,869,535, or 44.2%, from net sales of $4,228,780 in the three months ended September 30, 1997. Approximately $780,000 of this sales growth came from a 22.5% increase in same store sales during the three months and the remaining sales increase of approximately $1.1 million came from sales at the Company's new stores.

     The Company posted a gross profit of $2,684,261 in the three months ended September 30, 1998; an increase of $840,198, or 45.6%, from the gross profit of $1,844,063 in the three months ended September 30, 1997, due basically to the increase in sales. The gross margin of 44% in the September 1998 period was comparable to the Company's gross margin of 43.6% in the September 1997 period.

     Operating expenses (excluding depreciation and amortization expenses) in the three months ended September 30, 1998 were $2,610,120. This represented a $581,549, or 28.7%, increase over the Company's operating expenses of $2,028,571 in the three months ended September 30, 1997. The primary reasons for the operating expense increase were an increase in payroll and related expenses of $253,014 and an increase in rent expense of $189,418. The payroll expense increase was due to the addition of several middle managers and of employees at new stores. The growth of rent expense was the result of adding additional stores.

     During the three months ended September 30, 1998, the Company recorded non-cash depreciation and amortization expenses of $193,794, a $54,768 increase from $139,026 in the period ended September 30, 1997. Total operating expenses (operating expenses combined with depreciation and amortization) in the September 1998 period were $2,803,914, a $636,317, or 29.4%, increase from total operating expenses of $2,167,597 in the September 1997 period.

     As a result of the $840,198 increase in gross profit less the $636,317 increase in total operating expenses, the Company's operating loss decreased by $203,881 from $323,534 during the three months ended September 30, 1997 to $119,653 during the three months ended September 30, 1998, representing a 63% reduction in the Company's operating loss.

     Interest expense totaled $184,062 for the three months ended September 30, 1998. This represented a $33,483 decrease from interest expense of $217,545 in the three months ended September 30, 1997. The primary reason for the decreased level of interest expense was a higher level of amortization of debt issuance costs in the three months ended September 30, 1997 than in the September 1998 period.

     As a result of the above-mentioned factors, the Company recorded a net loss of $303,715 for the three months ended September 30, 1998. This represented a $237,364 reduction from the net loss of $541,079 recorded in the three months ended September 30, 1997. The basic and diluted net loss per common share for the September 1998 period was $0.07 compared to a basic and diluted net loss per common share in the September 1997 period of $0.13, an improvement of $0.06 per share.

     For the six months ended September 30, 1998 compared to six months ended September 30, 1997

     The Company generated net sales of $12,455,710 in the six-month period ended September 30, 1998. This represented an increase of $5,084,117, or 69.0%, from net sales of $7,371,593 in the six-month period ended September 30, 1997. Approximately $2,680,000 of this sales growth came from a 42.8% increase in same store sales during the six-month period, with the remaining increase of approximately $2.4 million from the Company's new stores.

     The Company posted a gross profit of $5,335,325 in the six-month period ended September 30, 1998; an increase of $2,321,814, or 77.0%, from the gross profit of $3,013,511 in the six-month period ended September 30, 1997, due to an increase in the Company's gross margin from 40.9% for the six-months ended September 30, 1997 to 42.8% for the same period ended September 1998. This 1.9% gross margin improvement was largely due to the ongoing implementation of the Company's plan to sell educational, new electronic interactive, and specialty and collectible toys and items in high traffic malls. Prior to the fiscal year beginning April 1, 1996, the Company sold traditional toys in stores located in strip shopping centers. The mix of specialty and a mix of educational toys generally produce better margins than traditional toys.

     Operating expenses (excluding depreciation and amortization expenses) in the six-month period ended September 30, 1998 were $5,093,891. This represented a $1,036,917, or 25.6%, increase over the Company's operating expenses of $4,056,974 in the six-month period ended September 30, 1997. The primary reasons for the operating expense increase were an increase in payroll and related expenses of $533,048 and an increase in rent expense of $128,141. The increased expenses were due to the lease payments on the new stores opened and the addition of several middle managers and of employees at the new stores.

     During the six-month period ended September 30, 1998, the Company recorded non-cash depreciation and amortization expenses of $382,211, a $104,158 increase from $278,053 in the period ended September 30, 1997. This increase was largely due to depreciation on the fixed assets purchased for the newly opened stores. Total operating expenses (operating expenses combined with depreciation and amortization) in the September 1998 period were $5,476,102, a $1,142,075, or 26.4%, increase from total operating expenses of $4,334,027 in the September 1997 period.

     As a result of the $2,321,814 increase in gross profit and the $1,142,075 increase in total operating expenses, the Company's operating loss decreased by $1,180,739 from $1,321,516 during the six-month period ended September 30, 1997 to $140,777 during the six-month period ended September 30, 1998. This represented an 89.3% reduction in the Company's operating loss.

     Interest expense totaled $349,714 for the six-month period ended September 30, 1998. This represented a $79,353, or 18.5%, decrease from the interest expense of $429,067 in the six-month period ended September 30, 1997. The primary reason for the decreased level of interest expense was a higher level of amortization of debt issuance costs in the six-month period ended September 30, 1997 than in the September 1998 period.

     As a result of the above-mentioned factors, the Company recorded a net loss of $490,491 for the six-month period ended September 30, 1998. This represented a $1,260,092 reduction from the net loss of $1,750,583 recorded in the six-month period ended September 30, 1997. The basic and diluted net loss per common share for the September 1998 period was $0.12 compared to a basic and diluted net loss per common share in the September 1997 period of $0.43, an improvement of $0.31 per share.

Liquidity and Capital Resources

     At September 30, 1998, the Company had a working capital position of $6,412,541 compared to a working capital position of $4,452,481 at March 31, 1998. The primary factors in the $1,960,060 increase in working capital were a $2,167,616 growth in the Company's net investment in inventories (increase in inventories less increase in accounts payable) which was financed through a $3,036,798 increase under the Company's financing agreement, a long term liability.

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

     During the six-month period ended September 30, 1998, the Company used $3,416,720 of cash in its operations compared to $1,907,085 used in operations in the six-month period ended September 30, 1997. The Company's net loss was approximately $490,000 and $1,750,000, respectively, in those periods. The primary reason the cash used for operating activities was so much larger than the net loss in the six-month period ended September 30, 1998 was net investment (increase in inventories less increase in accounts payable) in inventories of $2,167,616.

     The Company used $1,149,757 of cash in its investing activities during the six-month period ended September 30, 1998 compared to $366,258 in the six-month period ended September 30, 1997. The primary investing activity was the purchase of equipment and fixtures for new stores.

     The Company generated $4,341,125 from its financing activities in the six-month period ended September 30, 1998 compared to the generation of $2,354,194 from financing activities in the six-month period ended September 30, 1997. The primary contributors to the Company's financing activities were borrowings on the Company's line of credit and under notes payable. Those proceeds were used to finance the Company's working capital requirements, capital expenditures and operating losses during the six-month period ended September 30, 1998.

     As a result of the above factors, the Company had a net decrease in cash of $225,352 in the six-month period ended September 30, 1998 compared to a net increase in cash of $7,851 in the six-month period ended September 30, 1997.

     During the three-month period ended September 30, 1998, the Company opened two new stores. These stores, and all stores the Company intends to open in the future, are considered by management to be high-end retail toy and educational, electronic interactive stores, in presentation, which offer items comparable in quality and choice to those offered by FAO Schwarz and Warner Brothers and Disney Stores and which attract clientele similar to those attracted by such stores. The first store opened in the three-month period ended September 30, 1998 is located in Primm, Nevada near Las Vegas and opened in July 1998. The second store opened in September in Grapevine, Texas near Dallas. Both stores are located in high traffic shopping malls. The capital investment for building each of those stores was approximately $300,000.

     In early November 1998, the Company opened new stores in Thousand Oaks, California near Los Angeles and in Auburn Hills, Michigan near Detroit. These stores are also located in high traffic shopping malls. These two stores represented an aggregate capital investment of approximately $613,000, net of landlord tenant improvement ("Landlord TI") contributions.

     The Company expects to open two additional stores in mid-to-late November 1998. Those stores represent the final two of the six stores the Company planned to build during calendar year 1998. Those final two stores are located in Orange, California near Los Angeles and in Gurnee, Illinois near Chicago. These two stores represented an aggregate capital investment of approximately $500,000, net of Landlord TI contributions. Upon the opening of the final two stores in November, the Company will have 25 stores located in six states.

     The Company had planned to finance the costs, now estimated to be $1.7 million, net of Landlord TI contributions, of building the new stores described above through a combination of capital lease financing, use of the Company's working capital, and the sale of additional equity. The Company has obtained approximately $260,000 in lease financing on the equipment and fixtures of the Nevada and Century City stores. The Company is also in the documentation phase of a five-year term loan in the principal amount of approximately $500,000 with a new lender. That term loan will be secured by the equipment and fixed assets of the new Texas store and three existing stores.

     The Company continues to seek additional lease financing based on the equipment and fixtures of its new (or soon to be opened) stores in California
(two), Michigan, and in Illinois. There can be no assurance that the Company will be able to obtain sufficient financing to offset the new store opening costs that have been incurred.

     On September 18, 1998, the Company borrowed $1,000,000 from Amir Overseas Capital Corp. ("Amir") under a Secured Subordinated Promissory Note. The Note bears interest at 12% and calls for three installment payments ending December 23, 1998. On November 9, 1998, the Company borrowed an additional $250,000 from Amir under a Promissory Note. The Note bears interest at 12% and calls for repayment on January 29, 1998.

     In September 1998, the Company and FINOVA Capital Corporation, the Company's working capital lender, amended the Company's Loan and Security Agreement to increase the maximum level of borrowings under the Agreement from $7.6 million to $8.6 million through December 31, 1998. Beginning on January 1, 1999, the maximum level of borrowings under the Agreement will return to the $7.6 million level. The Company expects to utilize this additional amount on its credit line to partially finance either its working capital, particularly inventory purchases, or the capital expenditures noted above.

Year 2000

     Earlier in 1998 the Company developed a plan to upgrade its existing management information system ("MIS") and computer hardware and to become year 2000 compliant. The Company has now purchased the necessary hardware and software and is in the process of installing the software. The Company expects to complete the MIS upgrade by late November 1998 and to finish the year 2000 compliance work in early 1999.

     To finance the cost of the new hardware in the computer upgrade project, the Company entered into a lease in the amount of $82,472 bearing an interest rate of 10.8%. The total cost of the hardware and software purchased for the project was approximately $100,000.

     Beyond the above noted internal year 2000 system issue, the Company has no current knowledge of any outside third party year 2000 issues that would result in a material negative impact on its operations. Should the Company become aware of any such situation, contingency plans will be developed.

Trends Affecting Liquidity, Capital Resources and Operations

     As a result of its current merchandise mix which emphasizes specialty and educational toys, the Company enjoyed significant sales and gross profits in the six months ended September 30, 1998. This mix of specialty and educational toys includes collectible die cast cars, specialty yo-yo's, Rokenbok and Learning Curve toys, and Beanie Babies(R) and other plush and many educational toys. While the Company believes these particular toys will remain popular with its customer base for the remainder of calendar year 1998, there can be no assurance that these particular specialty toys will continue to contribute strongly to the Company's sales and gross profits. The history of the toy industry, however, indicates that there is generally at least one highly popular toy every year.

     The Company's current sales efforts focus primarily on a defined geographic segment consisting of the southern California area and the southwestern and midwestern United States. The Company's future financial performance will depend upon (i) continued demand for high-end specialty, educational, and traditional toys and management's ability to adapt to continuously changing consumer preferences and the market for such items, (ii) general economic conditions within the Company's geographic market area, as same may be expanded, (iii) the Company's ability to choose locations for new stores, (iv) the Company's ability to purchase products at favorable prices and on favorable terms, and (v) the effects of increased competition.

     The toy and hobby retail industry faces a number of potentially adverse business conditions including price and gross margin pressures and market consolidation. The Company competes with a variety of mass merchandisers, superstores, and other toy retailers, including Toys R Us, Kay Bee Toy Stores, Walmart and Kmart. Competitors that emphasize specialty and educational toys include Disney Stores, Warner Bros. Stores, Learning Smith, Lake Shore, Zany Brainy, and Noodle Kidoodle. There can be no assurance that the Company's business strategy will enable it to compete effectively in the toy industry or that the Company will be able to generate sufficient revenues or have sufficient control over expenses and other charges to increase profitability.

Inflation and Seasonality

     The impact of inflation on the Company's results of operations has not been significant. The Company attempts to pass on increased costs by increasing product prices over time.

     The Company's operations are highly seasonal with approximately 30-40% of its net sales historically falling within the Company's third quarter, which coincides with the Christmas selling season. The Company intends to open stores throughout the year, but generally before the Christmas selling season, which will make the Company's third quarter sales an even greater percentage of the total year's sales.

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

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed with this Form 10-QSB for the quarter ended September 30, 1998 except those designated by an asterisk (*) which shall be filed by amendment hereto:

10.103               Promissory Note with Amir Overseas Capital Corp. (dated September 18, 1998)
10.104               Promissory Note with Amir Overseas Capital Corp. (dated November 9, 1998)
10.105*              Lease Agreement for Store - Dallas
10.106*              Lease Agreement for Store - Thousand Oaks
10.107*              Lease Agreement for Store - Detroit
10.108*              Lease Agreement for Store - Chicago
10.109*              Lease Agreement for Store - Orange County
10.110*              Lease Agreement for Store - Las Vegas
27                   Financial Data Schedule

(b) During the quarter ended September 30, 1998, no reports on Form 8-K were filed with the Securities and Exchange Commission.

                                   SIGNATURES




         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of November 1998.

PLAY CO. TOYS & ENTERTAINMENT CORP.


By: /s/ Richard L. Brady
Richard L. Brady
President and Chief Executive Officer


By: /s/ James B. Frakes
James B. Frakes
Chief Financial Officer