Form 10QSB
period 1998-12-31
PLAY CO TOYS & ENTERTAINMENT CORP
filed 1999-02-22
CIK 927643

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, $0.01 par value:
5,509,197 shares outstanding as of February 12, 1999.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       PLAY CO. TOYS & ENTERTAINMENT CORP.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                                         Page Number

Item 1.              FINANCIAL STATEMENTS

                     Condensed Balance Sheets as of  December 31, 1998 (unaudited)                                    3
                     and March 31, 1998.

                     Condensed Statements of Operations and Comprehensive Net Loss
                     for the Three Months and Nine Months Ended December 31, 1998 and 1997 (unaudited).               4

                     Condensed Statements of Cash Flows for the Nine Months Ended December 31, 1998 and
                     1997 (unaudited).                                                                                5

                     Notes to Condensed Financial Statements                                                          6-7

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS           8-15

PART II. OTHER INFORMATION

Item 1.              LEGAL PROCEEDINGS                                                                                16

Item 2.              CHANGES IN SECURITIES AND USE OF PROCEEDS                                                        16

Item 3.              DEFAULTS UPON SENIOR SECURITIES                                                                  16

Item 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                              16

Item 5.              OTHER INFORMATION                                                                                16

Item 6.              EXHIBITS AND REPORTS ON FORM 8-K                                                                 16

                     Signatures                                                                                       17


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                           December 31, 1998   March 31, 1998
                                              (unaudited)         Restated
                                      ----------------------- ------------------------
Current
Cash .......................................   $  1,219,989    $    648,986
Accounts receivable ........................        110,734          78,594
Merchandise inventories ....................     10,824,770       7,872,804
Other current assets .......................      1,736,769         433,928
                                               ------------    ------------
Total current assets .......................     13,892,262       9,034,312

Property and Equipment, Net of accumulated
Depreciation and amortization of $4,121,412
And $3,414,235, respectively ...............      4,343,204       2,782,386
Deposits and other assets ..................      2,385,027       2,323,189
                                               ------------    ------------
                                               $ 20,620,493    $ 14,139,887
                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY


                                           December 31, 1998  March 31, 1998

Current
Accounts payable ...........................   $  5,218,239    $  3,505,230
Accrued expenses and other liabilities .....        781,371         726,601
Current portion of notes payable and
capital leases (Note 4) ....................        405,965         350,000
                                               ------------    ------------
Total current liabilities ..................      6,405,575       4,581,831

Borrowings under financing agreement .......      7,754,215       5,445,198

Notes payable, and capital leases, net
of current portion .........................        620,030       1,500,000

Deferred rent liability ....................        124,005         110,351
                                               ------------    ------------

Total liabilities ..........................     14,902,825       1,637,380
                                               ------------    ------------


Stockholders' equity
Series E convertible preferred stock, $1 par
10,000,000 shares authorized;
5,883,903 and 4,200,570 shares outstanding .      5,236,642       3,974,376
Common stock, $.01 par value,
40,000,000 shares
authorized; 5,509,197 and 4,103,519 shares
outstanding ................................         55,035          41,035
Additional paid-in-capital .................     15,087,422      12,927,918

Accumulated deficit ........................    (14,662,431)    (14,440,822)
                                               ------------    ------------
Total stockholders' equity .................      5,716,668       2,502,507
                                               ------------    ------------
                                               $ 20,620,493    $ 14,139,887
                                               ============    ============

            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                       CONDENSED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE NET LOSS
                                   (Unaudited)

                                                 Three Months Ended December 31,    Nine Months Ended
                                                                                       December 31,
                                                        1998            1997          1998             1997
Net sales ........................................   $ 14,715,952   $ 10,396,440    $ 27,171,662    $ 17,768,033

Cost of sales ....................................      8,545,336      6,381,992      15,665,721      10,740,074
                                                     ------------   ------------    ------------    ------------
Gross profit .....................................      6,170,616      4,014,448      11,505,941       7,027,959

Operating expenses:

Operating expenses ...............................      4,052,115      2,716,214       9,146,006       6,773,188

Depreciation and amortization ....................        324,975        161,982         707,186         440,035
                                                     ------------   ------------    ------------    ------------
Total operating expenses .........................      4,377,090      2,878,196       9,853,192       7,213,223

Operating profit (loss) ..........................      1,793,526      1,136,252       1,652,749        (185,264)

Interest expense:

Interest and finance charges .....................        221,860        165,933         517,172         415,445
Amortization of debt issuance costs ..............         73,032         88,653         127,434         268,208
                                                     ------------   ------------    ------------    ------------
Total interest expense ...........................        294,892        254,586         644,606         683,653

Net income (loss) ................................   $  1,498,634   $    881,666    $  1,008,143    $   (868,917)
                                                     ============   ============    ============    ============

Calculation of Basic and Diluted Income Per Share:

Net income (loss) ................................   $  1,498,634   $    881,666    $  1,008,143    $   (868,917)

Effect of non-cash dividends on preferred stock
                                                          477,973           --         1,229,752       1,200,000
                                                     ------------   ------------    ------------    ------------


Net income (loss) applicable to common shares
                                                     $  1,020,661   $    881,666    $   (221,609)   $ (2,068,917)
                                                     ============   ============    ============    ============
Basic income (loss) per common

Share and share equivalents ......................   $       0.22   $       0.21    $      (0.05)   $      (0.50)
                                                     ============   ============    ============    ============

Weighted average number of
Shares and share equivalents outstanding - basic
                                                        4,666,562      4,103,519       4,291,883       4,096,974
                                                     ============   ============    ============    ============

Diluted income (loss) per common
share and share equivalents ......................   $       0.03   $       0.04    $      (0.01)            n/a
                                                     ============   ============    ============    ============
Weighted average number of common
share and share equivalents outstanding - diluted
                                                       36,069,029     24,904,765      39,820,796             n/a
                                                      ===========  ============    ============    ============


            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine Months Ended December 31,
                                                                      -------------------------------
                                                                         1998         1997
                                                                      ------------   ----------------
                      CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss) ..................................................   $ 1,008,143    $  (868,917)

Adjustments used to reconcile net income (loss) to net cash used for operating activities:


Depreciation and amortization ......................................       707,186        440,035
Amortization of debt issuance costs ................................       127,434        268,208

Deferred rent ......................................................         4,552         29,073

Stock compensation .................................................        32,814           --


Increase (decrease) from changes in:

Accounts receivable ................................................       (32,140)      (256,915)

Merchandise inventories ............................................    (2,951,966)      (519,083)

Other current assets ...............................................    (1,302,841)        83,889

Deposits and other assets ..........................................      (213,123)      (122,073)

Accounts payable ...................................................     1,713,009        180,313
Accrued expenses and other liabilities .............................        54,770        448,319
                                                                       -----------    -----------


Net cash used for operating activities .............................       852,162        317,151
                                                                       -----------    -----------

                      CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment ................................     1,917,810        853,072
                                                                       -----------    -----------
Net cash used for investing activities .............................     1,917,810        853,072
                                                                       -----------    -----------

                      CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of preferred and common stock ...............       706,148      3,629,470
Borrowings on line of credit, net ..................................     2,309,017        307,432

Borrowings under notes payable and capital leases, net .............       325,810       (116,666)
                                                                       -----------    -----------


Net cash provided by financing activities ..........................     3,340,975      3,820,236
                                                                       -----------    -----------


Net increase in cash ...............................................       571,003      2,650,013



Cash at beginning of period ........................................       648,986        177,722
                                                                       -----------    -----------


Cash at end of period ..............................................   $ 1,219,989    $ 2,827,735
                                                                       ===========    ===========

            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                December 31, 1998
                                   (Unaudited)


Note 1.           General

     The interim accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended March 31, 1998 included in its Annual Report on Form 10-KSB. Operating results for the nine-month period ended December 31, 1998 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 1999.

Note 2.           Capital Leases

     During the nine-month period ended December 31, 1998, the Company entered into several capital leases and loans to help finance the cost of opening its new stores. The leases are for an aggregate principal amount of $770,332. They generally carry terms of five years and bear interest at rates between 13.3% and 18.0%.

Note 3.           Breaking Waves Investment

     On November 24, 1998, pursuant to a sales agreement entered into by and between the Company and Breaking Waves, Inc. ("B.W."), a wholly-owned subsidiary of Hollywood Productions, Inc. ("Hollywood"), a related party, B.W. purchased
1.4 million unregistered shares of the Company's common stock in a private transaction. The President of Hollywood is also the Chairman of the Company. Hollywood is a publicly traded company. The shares purchased by B.W. represent approximately 25.4% of the total common stock issued and outstanding after the transaction.

     The consideration for the stock was $505,000, which represented an approximate price of $0.36 per share. This price was discounted 50% from the then current market price reflecting a discount for the illiquidity of the shares, which do not carry any registration rights. $300,000 of the consideration remitted was in cash, and the remaining $205,000 was provided in B.W. product, primarily girls' swimsuits. The Company had previously carried swimsuits from B.W. in its stores on a trial basis.

Note 4.           Financing Agreements

     In November 1998, the Company borrowed $250,000 from Amir under a Promissory Note. The Note bore interest at 12% and was repaid in January 1999.

     Also in November 1998, the Company entered into agreements with ZD Group, L.L.C. ("ZD"), a related party, and Frampton Industries, Ltd. ("Frampton"), an unaffiliated British Virgin Islands company, to secure additional financing. ZD is a New York limited liability company, the beneficiary of which is a member of the family of the Company's Chairman.

     Pursuant to the ZD agreement, ZD issued a $700,000 irrevocable standby letter of credit ("L/C") in favor of FINOVA Capital Corp ("FINOVA"), the Company's working capital lender. FINOVA then lent a matching $700,000 to the Company in the form of a term loan, pursuant to a Third Amendment to Loan and Security Agreement executed on February 11, 1999 by and between the Company and FINOVA. The term loan from FINOVA expires on August 3, 2000 and bears interest at prime plus one percent. As consideration for its issuance of the L/C, ZD will receive a profit percentage after application of corporate overhead from three of the Company's stores.

     Under the Frampton agreement, Frampton will loan $500,000 in the form of a convertible, subordinated debenture due December 31, 1999. The debenture will bear a 5% interest rate and will be convertible into the Company's Series E preferred stock at a price of $0.10 per share at Frampton's option. This price represents a 50% discount from the then current (November 13, 1998) market price reflecting a discount for the illiquidity of the shares, which do not carry any registration rights. The Company expects to receive the proceeds of this loan in the near future.

Note 5.           Subsequent Events

     In January 1999, the Company and Frampton executed a letter agreement pursuant to which Frampton has agreed to act as the exclusive placement agent and financial advisor for the Company in connection with a contemplated proposed offering of convertible debentures. The agreement is for a term of six months (with a potential two month extension at Frampton's option) and provides that Frampton shall be provided an investment banking fee of 8% of the face amount of each debenture funded.

     In February 1999, the Company borrowed $100,000 from B.W. and issued an unsecured 9% promissory note which calls for repayment of the note in four equal monthly installments, comprising principal and interest, commencing March 15, 1999 and ending June 15, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Statements contained in this report which are not historical facts may be considered forward looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those projected.

     The Company's operations are substantially controlled by United Textiles & Toys Corp. ("UTTC"), the Company's parent. UTTC currently owns approximately 45.1% of the issued and outstanding shares of the Company's common stock.

For the three months ended December 31, 1998 compared to the three months ended December 31, 1997

     The Company generated net sales of $14,715,952 in the three months ended December 31, 1998. This represented an increase of $4,319,512, or 41.5%, from net sales of $10,396,440 in the three months ended December 31, 1997. Approximately $900,000 of this sales growth came from an 11.8% increase in same store sales. The remaining sales increase of approximately $3.4 million came from the Company's new stores.

     The Company posted a gross profit of $6,170,616 in the three months ended December 31, 1998, reflecting an increase of $2,156,168, or 53.7%, from the gross profit of $4,014,448 in the three months ended December 31, 1997. This increase was due to the above noted growth in sales and to an increase in the Company's gross margin. The gross margin of 41.9% in the December 1998 period was 3.3% higher than the Company's gross margin of 38.6% in the December 1997 period. This gross margin improvement was largely due to the ongoing implementation of the Company's plan to sell educational, new electronic interactive, and specialty and collectible toys and items in high traffic malls. The mix of specialty and educational toys generally produce better margins than traditional toys.

     Operating expenses (excluding depreciation and amortization expenses) for the three months ended December 31, 1998 were $4,052,115. This represented a $1,335,901, or 49.2%, increase over the Company's operating expenses of $2,716,214 in the three months ended December 31, 1997. The primary reasons for the operating expense increase were an increase in payroll and related expenses of $712,812 and an increase in rent expense of $405,514. The payroll expense increase was due to the addition of several middle managers and employees at the Company's new stores. The growth of rent expense was the result of adding additional stores.

     During the three months ended December 31, 1998, the Company recorded non-cash depreciation and amortization expense of $324,975, a $162,993 increase from $161,982 in the period ended December 31, 1997. Total operating expenses (operating expenses combined with depreciation and amortization) in the December 1998 period were $4,377,090, representing a $1,498,894, or 52.1%, increase from total operating expenses of $2,878,196 in the December 1997 period.

     As a result of the $2,156,168 increase in gross profit less the $1,498,894 increase in total operating expenses, the Company's operating profit increased by $657,274, or 57.8%, from $1,136,252 during the three months ended December 31, 1997 to $1,793,526 during the three months ended December 31, 1998.

     Interest expense totaled $294,892 for the three months ended December 31, 1998. This represented a $40,306 increase from interest expense of $254,586 for the three months ended December 31, 1997. The primary reason for the increased level of interest expense was a higher level of borrowings in the three months ended December 31, 1998 than in the December 1997 period.

     As a result of the above-mentioned factors, the Company recorded a net income of $1,498,634 for the three months ended December 31, 1998. This represented a $616,968 increase over the net income of $881,666 recorded in the three months ended December 31, 1997.

     For the three months ended December 31, 1998, net income of $1,498,634 was reduced by non-cash dividends of $477,973 in order to determine the net income applicable to common shares. The non-cash dividends represent amortization of the discount recorded upon issuance of Series E preferred stock with a beneficial conversion feature. No dividends in the form of securities or other assets were actually paid out. There was no such dividend recorded for the December 1997 period.

     The basic income per share for the three months ended December 31, 1998 was $0.22 compared to basic net income per share of $0.21 for the three months ended December 31, 1997. The weighted average number of common shares outstanding increased from 4,103,519 in the December 1997 period to 4,666,562 in the December 1998 period.

     The diluted income per share for the three months ended December 31, 1998 was $0.03 compared to diluted net income per share of $0.04 for the three months ended December 31, 1997. The weighted average number of common shares outstanding increased from 24,904,765 in the December 1997 period to 36,069,029 in the December 1998 period.

         For the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997

     The Company generated net sales of $27,171,662 in the nine-month period ended December 31, 1998. This represented an increase of $9,403,629, or 52.9%, from net sales of $17,768,033 in the nine-month period ended December 31, 1997. Approximately $3.5 million of this sales growth came from a 25.4% increase in same store sales during the nine-month period, with the remaining increase of approximately $2.4 million from the Company's new stores.

     The Company posted a gross profit of $11,505,941 in the nine-month period ended December 31, 1998, reflecting an increase of $4,477,982, or 63.7%, from the gross profit of $7,027,959 in the nine-month period ended December 31, 1997. This increase was due to the above noted growth in sales and to an increase in the Company's gross margin. The gross margin of 42.3% in the December 1998 period was 2.7% higher than the Company's gross margin of 39.6% in the December 1997 period. This gross margin improvement was largely due to the ongoing implementation of the Company's plan to sell educational, new electronic interactive, and specialty and collectible toys and items in high traffic malls. The mix of specialty and educational toys generally produces better margins than traditional toys.

     Operating expenses (excluding depreciation and amortization expenses) in the nine-month period ended December 31, 1998 were $9,146,006. This represented a $2,372,818, or 35%, increase over the Company's operating expenses of $6,773,188 in the nine-month period ended December 31, 1997. The primary reasons for the operating expense increase were an increase in payroll and related expenses of $1,245,860 and an increase in rent expense of $533,655. The increased expenses were due to the lease payments on the new stores opened and the addition of several middle managers and of employees at the new stores.

     During the nine-month period ended December 31, 1998, the Company recorded non-cash depreciation and amortization expenses of $707,186, a $267,151 increase from $440,035 in the period ended December 31, 1997. This increase was largely due to depreciation on the fixed assets purchased for the newly opened stores. Total operating expenses (operating expenses combined with depreciation and amortization) in the December 1998 period were $9,853,192, a $2,639,969, or 36.6%, increase from total operating expenses of $7,213,223 in the December 1997 period.

     As a result of the $4,477,982 increase in gross profit less the $2,639,969 increase in total operating expenses, the Company's operating profit increased by $1,838,013 from an operating loss of $(185,264) during the nine-month period ended December 31, 1997 to $1,652,749 during the nine-month period ended December 31, 1998.

     Interest expense totaled $644,606 for the nine-month period ended December 31, 1998. This represented a $39,047, or 5.7%, decrease from the interest expense of $683,653 in the nine-month period ended December 31, 1997. The primary reason for the decreased level of interest expense was a higher level of amortization of debt issuance costs in the nine-month period ended December 30, 1997 than in the December 1998 period. The interest expense paid to the Company's lenders actually increased in the period due to higher average outstanding balances which financed increased levels of inventory.

     As a result of the above-mentioned factors, the Company recorded net income of $1,008,143 for the nine-month period ended December 31, 1998. This represented a $1,877,060 increase over the net loss of $(868,917) recorded in the nine-month period ended December 31, 1997.

     For the nine months ended December 31, 1998, net income of $1,008,143 was reduced by non-cash dividends of $1,229,752 in order to determine the net income
(loss) applicable to common shares. The non-cash dividends represent amortization of the discount recorded upon issuance of Series E preferred stock with a beneficial conversion feature. No dividends in the form of securities or other assets were actually paid out. For the December 1997 period, the net loss of $(868,917) was reduced by non- cash dividends of $1,200,000 to determine the net loss applicable to common shares in a restated calculation of the diluted income (loss) per common share.

     The basic loss per share for the nine months ended December 31, 1998 was $(0.05) compared to a net loss per share of $(0.50) for the nine months ended December 31, 1997. The weighted average number of common shares outstanding increased from 4,096,974 in the December 1997 period to 4,291,883 in the December 1998 period.

     The diluted loss per share for the nine months ended December 31, 1998 was $(0.01). The diluted loss per share for the nine months ended December 31, 1997 was not calculated as the effect of share equivalents was anti-dilutive. The weighted average number of common shares outstanding in the December 1998 period was 39,820,796.

Liquidity and Capital Resources

     At December 31, 1998, the Company had a working capital position of $7,486,687 compared to a working capital position of $4,452,481 at March 31, 1998. The primary factors in the $3,034,206 increase in working capital were a $1,238,957 growth in the Company's net investment in inventories (increase in inventories less increase in accounts payable), which was financed through a $2,309,017 increase under the Company's financing agreement, a long term liability, and a $1,302,841 increase in other current assets.

     The Company has generated operating losses for the past several years and has historically financed those losses and its working capital requirements through loans and sales of the Company's equity securities, primarily through the sale of the Company's Series E convertible preferred stock. There can be no assurance that the Company will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to achieve profitability.

     During the nine-month period ended December 31, 1998, the Company used $852,162 of cash in its operations compared to $317,151 used in operations in the nine-month period ended December 31, 1997. The Company's net income (loss) was $1,008,143 and $(868,917), respectively, in those periods. The primary reason the Company used cash in its operating activities during the nine-month period ended December 31, 1998 was its net investment (increase in inventories less increase in accounts payable) in inventories of $1,238,957 and an increase in other current assets of $1,302,841. The largest single component of the increase in other current assets was approximately $580,000 in tenant improvement allowances due to the Company from several of the owners of the malls in which the Company opened stores in December 1998.

     The Company used $1,917,810 of cash in its investing activities during the nine-month period ended December 31, 1998 compared to $853,072 in the nine-month period ended December 31, 1997. Investing activity consisted of the purchase of equipment and fixtures for new stores.

     The Company generated $3,340,975 of cash from its financing activities in the nine-month period ended December 31, 1998 compared to the generation of $3,820,236 from financing activities in the nine-month period ended December 31, 1997. The primary contributors to the Company's financing activities were borrowings on the Company's line of credit and under notes payable. Those proceeds were used to finance the Company's working capital requirements and capital expenditures during the nine-month period ended December 31, 1998. The primary factor in the prior period was $3,629,470 in proceeds from the sale of preferred and common stock.

     As a result of the above factors, the Company had a net increase in cash of $571,003 in the nine-month period ended December 31, 1998 compared to a net increase in cash of $2,650,013 in the nine-month period ended December 31, 1997.

     During the three-month period ended December 31, 1998, the Company opened four new stores. Those stores were all located in high traffic shopping malls. The stores were located in Thousand Oaks and Orange (both located in California), Auburn Hills, Michigan and in Gurnee, Illinois. These four stores represented an aggregate capital investment of approximately $1.1 million, net of landlord tenant improvement ("Landlord TI") contributions.

     The Landlord TI contributions related to those four stores equal $587,440. The Company has not yet received those contributions. The Company expects to receive those contributions before the end of its fiscal year.

     The Company had planned to finance the costs of opening those new stores through a combination of capital lease financing, use of the Company's working capital, and the sale of additional equity. The Company received approximately $420,000 in lease financing on December 30, 1998 and recently received another $150,000 in commitments for lease financing. The Company continues to seek additional capital lease financing.

     On November 24, 1998, Breaking Waves, Inc. ("B.W."), a wholly-owned subsidiary of Hollywood Productions, Inc. ("Hollywood"), a related party, purchased 1.4 million unregistered shares of the Company's common stock in a private transaction. The President of Hollywood is also the Chairman of the Company. Hollywood is a publicly traded company. The shares purchased by B.W. represent approximately 25.4% of the total common stock issued and outstanding after the transaction.

     The consideration for the stock was $505,000, which represented a price of $0.36 per share. This price was a 50% discount from the then current market price reflecting a discount for the illiquidity of the shares, which do not carry any registration rights. $300,000 of the consideration was in cash and the remaining $205,000 was in product from B.W., primarily girl's swimsuits. The Company had previously carried swimsuits from B.W. in its stores on a trial basis.

     In November 1998, the Company entered into agreements ZD Group, L.L.C. ("ZD"), a related party, and Frampton Industries, Ltd. ("Frampton"), an unaffiliated British Virgin Islands company, to secure additional financing. ZD is a New York trust, the beneficiary of which is a member of the family of the Company's Chairman.

     Pursuant to the ZD agreement, ZD issued a $700,000 irrevocable standby letter of credit ("L/C") in favor of FINOVA Capital Corp ("FINOVA"), the Company's working capital lender. FINOVA then lent a matching $700,000 to the Company in the form of a term loan. The term loan expires on August 3, 2000 and bears interest at prime plus one percent. As consideration for its issuance of the L/C, ZD will receive a profit percentage after application of corporate overhead from three of the Company's stores.

     Under the Frampton agreement, Frampton will loan $500,000 in the form of a convertible, subordinated debenture due December 31, 1999. The debenture will bear a 5% interest rate and will be convertible into the Company's Series E preferred stock at a price of $0.10 per share at Frampton's option. This price was a 50% discount from the then current market price (November 13, 1998) reflecting a discount for the illiquidity of the shares, which do not carry any registration rights.

     The Company has entered into leases to open eight new stores in calendar year 1999. The Company anticipates that the cost of opening those new stores will be approximately $3,000,000, net of landlord TI contributions. The Company plans to finance the costs of opening those new stores through a combination of capital lease financing, use of the Company's working capital, and the sale of additional equity. In January 1999, the Company and Frampton executed a letter agreement pursuant to which Frampton has agreed to act as the exclusive placement agent and financial advisor for the Company in connection with a proposed offering of $5 million in convertible subordinated debentures on terms similar to the debenture discussed above. The agreement is for a term of six months (with a potential two month extension at Frampton's option) and provides that Frampton shall be provided an investment banking fee of 8% of the face amount of each debenture funded. There can be no assurance that the Company will be able to obtain sufficient financing to successfully open the planned new stores.

Year 2000

     In 1998, the Company developed a plan to upgrade its existing management information system ("MIS") and computer hardware and to become year 2000 compliant. The Company has now purchased the necessary hardware and software and is in the process of installing the software. The Company has completed the hardware upgrade and has installed a year 2000 compliant upgrade to its accounting software. The Company expects to finish the year 2000 compliance work in the first half of 1999.

     To finance the cost of the new hardware in the computer upgrade project, the Company entered into a lease in the amount of $82,472 bearing an interest rate of 10.8%. The total cost of the hardware and software purchased for the project was approximately $100,000.

     Beyond the above noted internal year 2000 system issue, the Company has no current knowledge of any outside third party year 2000 issues that would result in a material negative impact on its operations. Management has reviewed its significant vendors' (i.e., Mattel, Inc. and Hasbro, Inc.) and financing arm's (FINOVA) recent SEC filings vis-a-vis year 2000 risks and uncertainties and, on the basis thereof, is confident that the steps the Company has taken to become year 2000 compliant are sufficient. In continuation of this review, the Company shall continue to monitor or otherwise obtain confirmation from the aforesaid entities - and such other entities as management deems appropriate - as to their respective degrees of preparedness. To date, nothing has come to the attention of the Company that would lead it to believe that its significant customers, vendors, and/or service providers will not be year 2000 ready.

     Year 2000 readiness is a priority of the Company. The Company believes that it is taking such reasonable and prudent steps as are necessary to mitigate the risks associated with potential year 2000 difficulties; however, the effect, if any, of year 2000 problems on the Company's results of operations if the Company's or its customers, vendors, or service providers are not fully compliant cannot be estimated with any degree of certainty. Nonetheless, the most likely impact on the Company would be a reduced level of activity in the fourth quarter of the fiscal year ended March 31, 2000, a time at which, as a result of the seasonality of the Company's business, its activities in sales and sourcing of products, are at their low.

Trends Affecting Liquidity, Capital Resources and Operations

     As a result of its current merchandise mix which emphasizes specialty and educational toys, the Company enjoyed significant sales and gross profits in the nine months ended December 31, 1998. This mix of specialty and educational toys includes collectible die cast cars, specialty yo-yo's, Rokenbok and Learning Curve toys, and Beanie Babies(R) and other plush and many educational toys. There can be no assurance that these particular specialty toys will continue to contribute strongly to the Company' sales and gross profits. The history of the toy industry, however, indicates that there is generally at least one or more highly popular toy every year.

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

                                     PART II

Item 1. Legal Proceedings

         In October 1997, in the Superior Court of the State of California, County of San Bernardino, Foothill Marketplace commenced suit against the Company and its former guarantor for breach of contract pertaining to premises leased by the Company in Rialto, California. The lease for the premises has a term from February 1987 through November 2003. The Company vacated the premises in August 1997. Under California State law and the provisions of the lease, plaintiff has a duty to mitigate its damages. Plaintiff seeks damages, of a continuing nature, for unpaid rent, proximate damages, costs, and attorneys' fees, in the approximate amount of $300,000. This action is in the discovery phase.

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

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed with this Form 10-QSB for the quarter ended December 31, 1998 except those designated by an asterisk (*) which shall be filed by amendment hereto:

-----------------------------------------------------------------------------------------------------------------------
10.111               Agreement by and between the Company and ZD Group, L.L.C., dated November 11, 1998.
10.112               Intercreditor and Subordination Agreement by and between ZD Group, L.L.C. and FINOVA Capital Corporation, dated
                     February 11, 1999.
10.113               5% Convertible Secured Subordinated Debenture in favor of Frampton Industries, Ltd., dated November 11, 1998.
10.114               Subordinated Security Agreement by and between the Company and Frampton Industries, Ltd., dated November 11,
                     1998.
10.115               Intercreditor and Subordination Agreement by and between Frampton Industries, Ltd. and FINOVA Capital
                     Corporation, dated February 11, 1999.
10.116               Third Amendment to Loan and Security Agreement by and between the Company and FINOVA Capital Corporation, dated
                     February 11, 1999.
10.117               Letter of Intent by and between the Company and Frampton Industries, Inc., dated January 4, 1999.
27.01                Financial Data Schedule

     (b) During the quarter ended December 31, 1998, no reports on Form 8-K were filed with the Securities and Exchange Commission.

                                   SIGNATURES




         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of February 1999.

PLAY CO. TOYS & ENTERTAINMENT CORP.


By: /s/ Richard L. Brady
Richard L. Brady
President and Chief Executive Officer


By: /s/ James B. Frakes
James B. Frakes
Chief Financial Officer