Form 10KSB/A
period 1998-03-31
PLAY CO TOYS & ENTERTAINMENT CORP
filed 1999-04-02
CIK 927643

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-2
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                          Common Stock, $0.01 par value
                    Series E Preferred Stock, $0.01 par value
                   Series E Preferred Stock Purchase Warrants
                                (Title of Class)


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

     The aggregate market value of the voting stock on March 31, 1998 (consisting of Common Stock, par value $0.01 per share) held by non-affiliates was approximately $1,241,018, based upon the closing price for such Common Stock on said date ($.75), as reported by a market maker. On such date, there were 4,103,519 shares of Registrant's Common Stock outstanding.

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

         In 1996, the Company redefined its corporate goals and philosophy, changing its focus from the sale of traditional toys in stores located in strip shopping centers to the sale of educational, new electronic interactive, and specialty and collectible toys and items in high traffic malls. In light of its new focus, the Company has redesigned four of its Original Stores to the Company's new format, opened five new locations, and acquired three stores in its acquisition of Toys International, Inc. ("Toys"). Two of the five New Stores operate under the tradename "Toy Co." In conformance with its new goals, the Company's New Stores shall be smaller (5,000 to 10,000 square feet in size) and shall operate exclusively in high traffic malls rather than in strip shopping centers.

         The Company's New Stores have produced and are expected to continue to produce higher gross profits since they focus on the sale of educational and electronic interactive games and toys, specialty products, and collector's toys, which generally carry higher gross margins than traditional toys.

Ownership of the Company

         At fiscal year end March 31, 1998, approximately 60.1% of the outstanding shares of the Company's common stock, par value $0.01 (the "Common Stock"), were held by United Textiles & Toys Corp. ("UTTC"), the Company's parent corporation. UTTC is a Delaware corporation and public company which was organized in March 1991 and commenced operations in October 1991. It formerly designed, manufactured, and marketed a variety of lower priced women's dresses, gowns, and separates (blouses, camisoles, jackets, skirts, and pants) for special occasions and formal events. In April 1998, UTTC ceased all operating activities; it now operates solely as a holding company. The President of UTTC is Mr. Ilan Arbel who is also the president, chief executive officer, and a director of Multimedia Concepts International, Inc. ("MMCI"), the parent company of UTTC (owning 78.5% of same). MMCI is owned 62.2% by U.S. Stores Corp., a company of which Ilan Arbel is the president and a director. U.S. Stores Corp. is owned 100% by American Telecom PLC, a British corporation.



Subsidiaries

     The Company has two operating subsidiaries,  each of which is wholly-owned:
Toys and Play Co. Toys Canyon Country, Inc. ("Canyon Country"). Toys operates three stores (one in each of Redondo Beach and Ontario, California and one in Tempe, Arizona); Canyon Country operates one store (in Santa Clarita, California).

Acquisition of Toys International

         In January 1997, the Company acquired substantially all of the assets of Toys. The acquisition, in principal, included the assignment to the Company of the three store leases then held by Toys and Toys' entire inventory. As part of the purchase agreement, the Company obtained the rights to the "Toys International" and "Tutti Animali" operating name trademarks and also assumed the existing leases at its three store locations: two of such locations operate under the tradename "Toys International," and the third operates under the "Tutti Animali" tradename. The total purchase price was $1,024,184 which consisted mainly of inventory and certain prepaid expenses and deposits. The purchase price was tendered in the form of a $759,184 cash payment remitted in January 1997 and the execution of two promissory notes, aggregating $265,000, payable over a two year period. In order to ensure a smooth transition in operations, the former president of Toys, Mr. Gayle Hoepner, continued his relationship as a consultant to the Company for a period of ninety days, during which time he advised the Company regarding Toys' then operations, vendors, policies, employees, etc.

Series E Preferred Offering

         On December 29, 1997, through West America Securities Corp. as agent, the Company completed a public offering of its Series E Preferred Stock (the "Series E Stock") and Redeemable Series E Stock Purchase Warrants (the "Series E Warrants"). The offering raised $3,150,000 in gross proceeds from which the Company realized net proceeds of $2,303,441 after discounts, commissions, and expenses of the offering. The proceeds were apportioned as follows: (i) $500,000 was placed in a restricted certificate of deposit to secure a stand-by letter of credit in favor of FINOVA Capital Corporation ("FINOVA"), the Company's working capital lender and a nonaffiliate (see "-- Financing"), (ii) approximately $140,000 has been expended for the relocation and enlargement of the Company's Toys store located in the Century City shopping center (the Company expects to expend an additional $100,000 to complete the renovation), (iii) $250,000 was placed in a restricted short-term certificate of deposit as collateral for a facility to issue letters of credit, (iv) approximately $1,050,000 was used to pay down the FINOVA credit line to reduce interest expenses, and (v) approximately $363,000 was used to reduce trade accounts payable or to opportunistically purchase inventory from vendors on advantageous terms.

Series F Preferred Offering and Termination Thereof

         In May 1998, the Company commenced an offering of Units, each Unit comprising one share of the Company's Series F Preferred Stock, par value $0.01 per share (the "Series F Stock"), and one Series F Preferred Stock Purchase Warrant (the "Series F Warrants"), at a purchase price of $3.00 per Unit, through Morgan Grant Capital Group, Inc. as placement agent. The Company terminated the offering in June 1998, and no funds were raised thereby.

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

         Beginning in 1996, management of the Company realized the inherent value in, and thus the demand for, a retail outlet which provides a combination of (i) educational, new electronic interactive, and specialty and collectible toys and items and (ii) traditional toys. In addition, the Company determined that it should place its stores in high traffic malls, rather than in strip shopping centers where most of its Original Stores have operated. To achieve its goals, the Company developed a new store design and marketing format which provides an interactive setting together with a retail operation. This format and design has formed the foundation for the Company's future direction and growth plans, thereby allowing the Company to meet what it believes are the industry's current and future demands. The Company has thus far remodeled four Original Stores to fit its New Store design, opened five New Stores, and acquired three New Stores (the Toys stores). By the end of calendar year 1998, the Company intends to open six additional New Stores, the leases for which were executed in the first calendar quarter of 1998, and thereby operate a total of twenty-five stores. In calendar 1999, the Company expects to open an additional six stores, bringing its total to 31. The Company shall continue to operate its Original Stores until their leases expire, except with respect to certain stores for which it is negotiating lease extensions, which stores it may redesign to fit the New Store concept. The Company periodically reviews each individual store's sales history and prospects on an individual basis to decide on the appropriate product mix. As part of its business plan, the Company shall continue to assess current and future trends and demands in the industry, refine its new format, and analyze and evaluate markets for future store openings, product lines, and marketing strategies. The Company shall continue to operate its stores under the names it currently utilizes - "Play Co. Toys," "Toys International," "Toy Co.," and "Tutti Animali" - and shall continue to open stores with such names contingent upon the product mix and location of the store.

         To a certain extent, mostly with respect to its Original Stores, the Company offers a broad in-stock selection of products at prices generally competitive within the industry. While the Company does not stock the depth or breadth of selection of toys for its Original Stores as some of its larger competitors do, the Company does strive to stock all basic categories of toys and all television advertised items. The Company also offers a special order program for many items; this program is free to its customers. In June 1994, the Company began to sell toy and hobby items on a wholesale basis to military bases located in Southern California. In accordance with its new corporate focus, and given that wholesale sales to military bases were minimal in fiscal 1998 (approximating $444,000, or 2% of sales), whereas they totaled approximately $619,000 (or 3% of sales) for the year ended March 31, 1997, the Company has decided to cease such sales as of July 1998.

Product Lines

         The Original Stores sell children's and adult toys, games, bicycles, and other wheel goods, sporting goods, puzzles, Nintendo and Sony electronic game systems and cartridges for such game systems, cassettes, and books. They offer over 15,000 items for sale, most of which are major brand name toys and hobby products.

         The New Stores also carry some of the items found in the Original Stores; however, they focus on selling educational toys, Steiff and North America Bears, Small World toys, LBG trains, CD-ROMs, electronic software games, and Learning Curve and Ty products. The Company's Tutti Animali store, located in the Crystal Court Mall in Costa Mesa, California, is a unique store which sells only stuffed animals.

Warehousing, Shipping and Inventory Systems

         The Company's stores are serviced from one distribution facility which is approximately 37,000 square feet. Inventory and shipment of products continues to be monitored by a computerized point-of-sale system. The point-of-sale system is a sophisticated scanning, inventory control, purchasing, and warehouse system which allows each store manager to monitor sales activity and inventory at each store and enables the Company's officers to obtain reports on all stores. It monitors sales at all store locations and automatically notifies the warehouse and shipping department each time stock of a particular item is low or out, depending upon the item and the instructions programmed into it. Through this system, management continuously analyzes the sales of its product lines and adjusts product mix in order to maximize return and effectively manage its retail space. The Company's stores generally are restocked on a weekly basis, although certain stores and certain items may be restocked at more frequent intervals. In addition, restocking of products is increased during the fourth quarter, during the holiday season. During the holiday season some stores and some items are restocked on a daily basis. All shipments to stores in California are made by vehicles owned or leased by the Company.

Suppliers and Manufacturers

         The Company purchases all of its products from manufacturers and wholesalers and ships them to its stores from its distribution center. There are no written contracts and/or agreements with any individual manufacturer or supplier; rather, all orders are on a purchase order basis only. The Company relies on credit terms from suppliers and manufacturers to purchase nearly all of its inventory. Credit terms vary from company to company and are based upon many factors, including the ordering company' financial condition, account history, type of product, and the time of year the order is placed. Such credit arrangements vary for reasons both within and outside the control of the Company. In past years, the Company's credit lines decreased due to the Company's then poor financial condition. Recently, the Company has seen a significant increase in its credit lines based on its improved financial condition and its ability to remain current with its accounts payable.

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

Trademarks

     In 1976 and 1994, the Company received federal registrations for the trademarks "Play Co. Toys" and "TKO." "Play Co. Toys" is a trademark utilized by the Company in connection with its marketing and sales. "TKO" was used for certain items the Company previously manufactured. In addition, the Company has applied for the federal registration of the name "Toy Co." as a tradename of the
Company: this application is pending. Two of the Company's New Stores, those located in Arizona Mills and Ontario Mills, operate under this name. In accordance with its acquisition of Toys, the Company acquired the rights to the tradenames "Toys International" and "Tutti Animali."

Financing

     On January 21, 1998, the Company entered into a $7.1 million secured, revolving Loan and Security Agreement (the "FINOVA Agreement") with FINOVA. The credit line offered under the FINOVA Agreement replaced the $7 million credit line the Company had with Congress Financial Corporation (Western) ("Congress"). (Neither FINOVA nor Congress is affiliated with the Company.) The Company paid off the Congress loan on February 3, 1998. The Company believes that its credit availability against the cost value of its inventory under the FINOVA Agreement will be comparable to its availability under the Congress loan. The FINOVA credit line is secured by substantially all of the Company's assets and expires on August 3, 2000. It accrues interest at a rate of floating prime plus one and one-half percent.

     Under the FINOVA Agreement, the Company is able to borrow against the cost value of eligible inventory and is able to borrow up to $2.4 million against a combination of $3 million in standby letters of credit in favor of FINOVA and restricted cash provided by a subordinated loan compared to a $2 million advance against $3 million in standby letters of credit under the Congress loan. $1.5 million of the $3 million in additional borrowing support from the standby letters of credit was provided by an institutional investor in the form of a subordinated loan; $1.0 million was provided in the form of a standby letter of credit issued by MMCI, an affiliate of the Company by virtue of its 78.5% ownership of UTTC, the Company's parent; the other $500,000 was provided by the Company.

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

Competition

     The toy and hobby products market is highly competitive. Though the Company's New Stores offer a combination of traditional, educational, new electronic interactive, specialty, and collectible toys and items, the Company remains in direct competition with local, regional, and national toy retailers and department stores, including Toys R Us (considered to be the dominant toy retailer in the United States), Kay Bee Toy Stores, K-Mart, and Wal Mart. Most of the Company's larger competitors are located in free-standing stores, not malls. Kay Bee stores, however, are located in malls, though their product line is different than the Company's. In addition, the toy and hobby products market is particularly characterized by large retailers and discount stores with intensive advertising and marketing campaigns and with deeply discounted pricing of such products. The Company competes as to price, personnel, service, speed of delivery, and breadth of product line. Many of the Company's competitors have greater financial and marketing resources than those of the Company.

     As a result of the continually changing nature of children's consumer preferences and tastes, the success of the Company is dependent on its ability to change and adapt to such changing tastes and preferences. Children's entertainment products are often characterized by fads of limited life cycles. Combining the traditional and educational toy segments of the market into one retail location is believed to be a unique concept that should prove to differentiate the Company's stores from those of any of its larger or similar size competitors. Management has been unable to locate any other retailer currently using this combined marketing concept. The Company will compete for the educational toy customer with other specialty stores such as Disney Stores, Warner Bros. Stores, Learning Smith, Lake Shore, Zainy Brainy, and Noodle Kidoodle.

     Most of the companies with which the Company competes have more extensive research and development, marketing, and customer support capabilities and greater financial, technological, and other resources than those of the Company. There can be no assurance that the Company will be successful or that it will be able to distinguish itself from such larger, more well known entities. In addition, the Company does not believe there are any significant barriers to entry to discourage new companies from entering into this industry.

Employees

         As of March 31, 1998, the Company has three executive officers, approximately 65 full time employees, and approximately 259 part time employees. None of the employees of the Company is represented by a union, and the Company considers employee relations to be good. Each store employs a store manager, an assistant manager, and between fifteen to twenty-five full-time and part-time employees. Each of the Company's store managers reports to the Company's Vice President of Retail Operations and Vice President of Merchandising who in turn report directly to the Company's executive officers.

ITEM 2.           DESCRIPTION OF PROPERTY

         Until recently, the Company's stores were serviced from two adjacent distribution facilities (one 37,000 square feet in size, the other 18,000 square feet in size) encompassing an aggregate of approximately 55,000 square feet, at 550 Rancheros Drive, San Marcos, California. As of April 15, 1997, however, the Company returned approximately 15,400 feet of the 18,000 square foot warehouse space to the landlord. The Company now leases (i) 40,000 square feet of combined office and warehouse space (approximately 3,000 square feet is office space, and the remaining 37,000 square feet is warehouse space) and (ii) approximately 2,600 square feet of separate space which houses defective merchandise until same is either returned to the manufacturers or the Company is authorized by the manufacturers to destroy the goods. The former space is leased at an approximate annual cost of $247,000, from a partnership of which one of the partners is Richard Brady, the President and a Director of the Company. The lease expires in April 2000, and the Company believes that it is on terms no more or less favorable than terms it might otherwise have negotiated with an unaffiliated party. The latter space is leased at an approximate annual cost of $31,572, from Dunlop/Townley Holdings. The lease expires in March 2000.

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

         The following table sets forth the leased properties on which the Company's (and its subsidiaries') currently operating stores are located:

===============================================================================================================================
                                                    SIZE IN SQUARE FEET
                                                                                 LEASE                     BASE RENT
                 STORE LOCATION                                               EXPIRATION                  ANNUAL COST
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                            12,000                July 2006                          $108,000.00
Santa Clarita
19232 Soledad Canyon Rd
Santa Clarita, CA  91351
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                  7,800         January 2001                          $84,840.00
Santa Margarita
27690-B Santa Margarita
Mission Viejo, CA  92691
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                  8,250         December 1999                         $87,550.44
Chula Vista
1193 Broadway
Chula Vista, CA  91911
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 10,030           June 2000                          $127,880.64
El Cajon
327 N. Magnolia
El Cajon, CA  92020
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 11,323         November 1999                         $95,040.48
Simi Valley
1117 E. Los Angeles, Suite C
Simi Valley, CA  93065
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 10,000        September 2005                        $116,751.60
Encinitas
280 N. El Camino Real
Encinitas, CA  92024
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                  9,800         December 2004                         $96,000.00
Pasadena
885 S. Arroyo Parkway
Pasadena, CA  91105
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 13,125         January 2001                          $96,360.00
Orange
1349 E. Katella
Orange, CA  92513
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                            10,478             Month to Month                         $95,941.80
Redlands
837 Tri-City
Redlands, CA  92373
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 10,156          August 2002                         $108,365.00
Clairemont
4615-A Clairemont Drive
San Diego, CA  92117

===============================================================================================================================

                 STORE LOCATION                     SIZE IN SQUARE FEET          LEASE                     BASE RENT
                                                                              EXPIRATION                  ANNUAL COST
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 10,097        Month to Month                         $79,236.00
Rancho Cucamonga
9950 W. Foothill Blvd, Suite U
Rancho Cucamonga, CA 91730
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 10,000         October 2004                          $64,926.60
Corona
1210 W. Sixth Street
Corona, CA  91720
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                  9,400         December 2003                        $178,980.00
Woodland Hills
19804 Ventura  Blvd., #366
Woodland Hills, CA 90278
-------------------------------------------------------------------------------------------------------------------------------
Toys International                                             5,183         January 2004                         $159,900.00
South Coast Plaza
3333 Bristol Street, Suite 1030
Costa Mesa, CA  92626
-------------------------------------------------------------------------------------------------------------------------------
Toys International                                             3,869         January 2001                         $145,920.00
Century City
10250 Santa Monica Blvd
Los Angeles, CA  90067
-------------------------------------------------------------------------------------------------------------------------------
Tutti Animali                                                  1,220         January 2000                         5% of Sales
Crystal Court
3333 Bear Street
Cost Mesa, CA  92626
-------------------------------------------------------------------------------------------------------------------------------
Toys International                                             3,620          August 2007                          $83,260.08
Galleria @ South Bay
1815 Hawthorne Blvd., #366
Redondo Beach, CA  90278
-------------------------------------------------------------------------------------------------------------------------------
Toy  Co.                                                       5,642         January 2003                         $112,840.00
Ontario Mills
One Mills Circle, #302
Ontario, CA  91764
-------------------------------------------------------------------------------------------------------------------------------
Toy Co.                                                  7,103               October 2002                         $163,369.00
Arizona Mills
5000 Arizona Mills Circle, #689
Tempe, AZ  85282
===============================================================================================================================

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

     Neither the Company's officers, directors, affiliates, or owners of record or beneficially of more than five percent of any class of the Company's Common Stock is a party to any material proceeding adverse to the Company or has a material interest in any such proceeding adverse to the Company.

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

     On March 16, 1998, Mr. Boodram resigned as Director. On March 18, 1998, in order to fill the vacancy left by Mr. Boodram, the Board of Directors appointed Moses Mika as a Director. Mr. Mika is the father of Ilan Arbel.

     An Information Statement was mailed on May 8, 1998 to the Company's stockholders of record on April 15, 1998 in connection with the proposed action to be taken by the Company pursuant to the written consent of the Company's majority stockholder. The Company received authorization to effect an increase in the total number of shares of all classes of capital stock which the Company has authority to issue from forty million (40,000,000) shares to sixty-six million five hundred thousand (66,500,000) shares, consisting of (i) an increase in the number of authorized shares of Common Stock, from forty million (40,000,000) shares to fifty-one million (51,000,000) shares of Common Stock;
(ii) ten million (10,000,000) shares of the Series E Stock as previously authorized; and (iii) the authorization of 5,500,000 shares of a new class of preferred stock, par value $0.01 per share, designated the "Series F Preferred Stock." The increase in the authorized capital stock was undertaken to enable the Company to commence its Series F private offering, which offering was terminated without generation of proceeds thereby. The action was taken by amendment to the Company's Certificate of Incorporation filed on May 29, 1998. See "-- Series F Preferred Offering and Termination Thereof."

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Until September 24, 1997, the Company's common stock was quoted on the Nasdaq SmallCap Stock Market ("Nasdaq"). The following table sets forth representative high and low closing bid quotes as reported by a market maker during the periods stated below. The Company's Securities are quoted on the OTC Bulletin Board. Bid quotations reflect prices between dealers, do not include resale mark-ups, mark-downs, or other fees or commissions, and do not necessarily represent actual transactions.

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

(1) The Common Stock and Warrants issued in the Company's initial public offering in November 1994 started to trade separately on February 6, 1995. The Warrants expired in February 1997. (2) The Company consummated an offering of its Series E Stock and Series E Warrants in December 1997. These securities commenced trading on the OTC Bulletin Board on January 5, 1998. (3) The Company's Common Stock was delisted from Nasdaq effective with the close of business on September 23, 1997. It began trading on the OTC Bulletin Board in October 1997.

     As of June 24, 1998, there were 344 holders of record of the Company's Common Stock, although the Company believes that there are 636 additional beneficial owners of shares of Common Stock held in street name. As of June 24, 1998, the number of outstanding shares of the Company's Common Stock was
4,103,519. (This number is subject to change, nominally, as the 7,521,563 pre-July 1997 reverse split shares which have not been exchanged as yet are offered for such exchange by the Company's shareholders.)

     Effective with the close of business on September 23, 1997, the Company's Common Stock was delisted from trading on Nasdaq. The Company appealed an earlier Nasdaq determination and presented its argument in August 1997 at an oral hearing before the Nasdaq Qualifications Panel (the "Panel"). On September 23, 1997, the Company received a decision from the Panel that based its decision to delist on its belief that the Company did not meet the stockholders' equity maintenance requirement of $1,000,000 and based on transactions it deemed "detrimental to the investing public and the public interest" concerning transactions undertaken in February 1996 with respect to options issued to an investor which provided a $2,000,000 Letter of Credit as security for the Congress credit line. See "Business-Financing and Supplier Credit." The Company appealed this matter to the Nasdaq Listing and Hearing Review Committee (the "Review Committee") which, on October 29, 1997, remanded the Panel's determination for reconsideration by a new Nasdaq analyst and a new Panel, this remand due in part to the Company's allegations of bias.

         In December 1997, the Company presented written evidence to the new Panel which, in a determination dated January 20, 1998, affirmed the delisting. The Company appealed said determination to the Review Committee. In a determination dated May 21, 1998, the Review Committee affirmed the delisting citing as its basis therefor, inter alia, as follows: ". . . given the Company's history of losses, we do not have confidence in the Company's ability to maintain compliance [with the capital and surplus requirement] for the long term." In addition, the Review Committee determined that "substantial dilution to the public shareholders by stock issuance . . . and by the conversion of preferred stock issued . . . at prices substantially below the market price" supported the Review Committee's argument of purported affiliate self-dealing. In further support of its determination, the Review Committee cited the Company's failure to provide information requested with respect to entities which were not affiliated with the Company. (In response to the Review Committee's request for such information, the Company informed same that it did not believe it appropriate to make representations regarding the transactions or the composition of any entities with which it was not affiliated and recommended that the Review Committee redirect such inquiries directly to such entities.)

     The Company sought all administrative remedies available from Nasdaq and believes that Nasdaq erred in its determination. Given the extreme cost associated with appealing Nasdaq's decision to the Securities and Exchange Commission, however, the Company determined not to file such an appeal.

Recent Sales of Unregistered Securities

     Except where otherwise indicated, the sales of securities of the Company described below were exempt from registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption afforded by Section 4(2) of the Act for transactions not involving a public offering. All certificates evidencing such sales bear an appropriate restrictive legend.

     In March 1996, the Company was indebted to Europe American Capital Corporation ("EACC"), an affiliate, in the amount of $528,070 for a loan EACC provided to the Company. In April 1996, the Company issued 528,070 shares of Series E Stock to EACC pursuant to a conversion into equity of the aforesaid debt.

     In August 1996, the Company's one authorized and issued share of Series D Preferred Stock was converted into 385,676 shares of the Company's Common Stock based on the initial amount of the debt divided by the average price of the shares for a 90 day period prior to the conversion. This was performed in order for the Company's then parent, American Toys, Inc., to spin such shares off to its stockholders and divest itself of its interest in the Company.

     From April 1996 to June 1997, EACC exercised its options and purchased an aggregate of 3,562,070 shares of the Company's Series E Stock for $3,562,070. An aggregate of 361,500 shares were converted into 2,410,000 shares of Common Stock. Inclusive of the 250,000 shares of Series E Stock and 500,000 Series E Warrants issued in June 1997 (as a bridge financing to the completion of the Company's December 1997 Series E offering), the conversion resulted in an aggregate of 3,450,570 shares of Series E Stock outstanding prior to the Company's public offering of December 1997. In July 1997, the Company issued 20,000 shares of Common Stock to Klarman & Associates for legal fees of $500.

     After the Company's Series E offering, which was consummated December 29, 1997, the Company had outstanding 4,200,570 shares of Series E Stock and 2,000,000 Series E Warrants outstanding and 4,103,519 shares of Common Stock outstanding.

     In March 1998, the Company issued 25,000 shares of Series E Stock, subject to a vesting schedule, to each of Messrs. Richard Brady (the Company's President) and Harold Rashbaum (the Chairman of the Board). These shares vest 100% on April 1, 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table summarizes certain selected financial data and is qualified in its entirety by the more detailed financial statements contained elsewhere in this document.

                              Year Ended March 31,

                                                 1995                1996                1997                1998

Balance Sheet Data:

Working capital (deficiency)                      $1,805,396            $192,401        $(1,570,486)          $4,452,481
Total assets                                      11,119,692           9,213,104           9,378,618          14,139,887
Total current liabilities                          7,298,136           6,673,570           8,148,657           4,581,831
Long term obligations                                140,218             726,007             226,925           7,055,549
Redeemable preferred stock                           242,275              87,680                 ---                 ---
Stockholders' equity                               3,439,063           1,725,847           1,003,036           2,502,507
Common stock dividends                                   ---                 ---                 ---                 ---

                              Year Ended March 31,

                                                  1995                1996                1997                 1998

Operating Data:

Net sales                                         $25,374,722         $21,230,853         $19,624,276          $22,568,527
Cost of sales                                      16,704,757          15,132,895          13,669,104           13,689,599
Total Operating expenses                            9,292,632           9,105,515           8,789,570           10,119,430
Net income (loss)                                   (875,788)         (3,542,715)         (3,584,881)          (2,054,470)
Net income (loss) applicable to common shares       (939,214)         (3,570,260)         (6,474,496)          (3,528,276)
Income (loss) per common share(1)                      (0.87)              (2.77)              (2.32)               (0.86)
Average shares outstanding(1)                       1,011,284           1,287,843           2,791,876            4,098,971


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

     The Company's operations are substantially controlled by United Textiles & Toys Corp. ("UTTC"), the Company's parent. UTTC currently owns approximately 60.1% of the issued and outstanding shares of the Company's Common Stock.

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

     The Company incurred $583,541 of litigation related expenses in fiscal year 1998. The expenses were associated with the closure of five store locations and related subsequent litigation. This expense includes settlement amounts relating to four of the five closed locations and the related legal fees and costs. The Company remains in litigation regarding the fifth closed store which remains in the discovery phase. Management intends to vigorously contest the action since it believes the landlord failed to comply with its contractual obligations under the lease.

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

     Total operating expenses (the sum of operating expenses, litigation related expenses, and depreciation and amortization expense) in the year ended March 31, 1998 were $10,119,430. This represented a $1,329,860, or 15.1%, increase over the Company's total operating expenses of $8,789,570 in the year ended March 31, 1997. The reasons for this increase are noted in the three preceding paragraphs.

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

     During each of the years ended March 31, 1998 and 1997, the Company recorded net income tax provisions consisting only of the current portion of the minimum income taxes required by various jurisdictions including the States of California and Delaware; such amounts were immaterial and are included in operating expenses. Changes in deferred taxes were offset dollar for dollar by adjustments to the Company's valuation allowance which has reduced its net deferred tax assets to zero as of March 31, 1998 and 1997 and resulted in a net zero dollar provision for deferred income taxes for each of the years ended March 31, 1998 and 1997. In evaluating the need to provide a full valuation allowance on the Company's net deferred tax assets, management considered its historical results of operations and its prospects for the future. For several years, the Company has generated net operation losses ("NOLs") for financial and income tax reporting purposes. These NOLs, which represent the most significant portion of the Company's net deferred tax assets are realizable only from future profitable operations. They, as well as other net deferred tax asset items, have been fully reserved due to the Company's history of losses and lack of assurance that future profitable operations will be achieved in the necessary timeframe and magnitude to realize the potential benefits of these NOLs.

     As a result of the above mentioned factors, the Company recorded a net loss of $2,054,470 for the fiscal year ended March 31, 1998 and a net loss of $3,584,881 recorded in the fiscal year ended March 31, 1997. For fiscal year 1997, the net loss applicable to common shares, as restated, differed from the net loss by $2,889,615 as a result of $27,545 in dividends and accretion on the former Series B preferred stock and $2,862,070 of non-cash dividends on Series E Preferred Stock ("Series E Stock"). For fiscal year 1998, the net loss applicable to common shares, as restated, differed from the net loss by $1,473,806 of on-cash dividends on Series E Stock. Non-cash dividends on Series E Stock represent amortization of the discount recorded upon issuance of the Series E Stock which has a beneficial conversion feature. No dividends in the form of securities or other assets were actually paid out. As a result, the net loss per common share for the 1998 fiscal year, as restated, was $0.86 as compared to the net loss per common share for the 1997 fiscal year, as restated, of $2.32. The net loss per common share decreased both as a result of the decreased net loss and due to the increase in the weighted average number of shares outstanding from 2,791,876 in fiscal year 1997 to 4,098,971 in fiscal year 1998.

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

     The Company has generated operating losses for the past several years and has historically financed those losses and its working capital requirements through financing transactions, most recently from a public offering of the Company's Series E Stock consummated in December 1997. There can be no assurance that the Company will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to achieve profitability.

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

     The Company used $3,273,273 in its investing activities during fiscal year 1998 compared to $1,024,127 in fiscal year 1997. In fiscal year 1998, $2,250,000 of the investing activities related to the purchase of restricted certificates of deposit. $2 million of that amount was used to collateralize a letter of credit in the same amount in favor of FINOVA Capital Corp. ("FINOVA" - see below), its working capital lender. (FINOVA is not affiliated with the Company). The other $250,000 is collateral for a facility for letters of credit. The remaining $1,023,273 of investing activities related to purchases of property and equipment, largely at four new stores that the Company opened. The $1,024,127 in investing activities in fiscal 1997 related to the acquisition of Toys, a Southern California-based, three store chain of specialty toy stores located in high traffic shopping malls.

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

     On December 29, 1997, the Company completed a public offering of Series E Stock and Redeemable Series E Purchase Warrants ("Series E Warrants"). The offering was managed by West America Securities Corp and generated $3,150,000 in gross proceeds. The net proceeds of the offering were $2,303,441 after discounts and commissions, legal expenses, Blue Sky fees, accounting fees, printing expenses, other investment banking fees, and other miscellaneous costs and expenses.

     During the year ended March 31, 1998, the Company closed, and ultimately vacated, five retail locations prior to the ends of their respective lease terms. As a result, four of the five landlords filed lawsuits against the Company to collect unpaid rent as well as rental obligations remaining under the terms of the respective leases. Subsequent thereto, through May 1998, the Company, with assistance of outside counsel, reached settlement agreements with the various landlords. These settlements aggregated $469,600.

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

     At March 31, 1998, the Company had an inventory financing line of credit with FINOVA in connection with a Loan and Security Agreement ("FINOVA
Agreement"). On February 3, 1998, the Company borrowed $4,866,324 under the FINOVA Agreement, the proceeds of which were used primarily to repay the then outstanding borrowings under the financing arrangement with Congress Financial Corporation (Western), its previous working capital lender, and to pay fees related to the FINOVA Agreement. The FINOVA Agreement provides for maximum borrowings up to $7,100,000 based on a percentage of the cost value of eligible inventory, as defined. Outstanding borrowings bear interest at 1.5% above the prime rate, as defined (the prime rate at March 31, 1998 was 8.5%). The FINOVA Agreement matures on July 21, 2000 and can be renewed for one additional year at the lender's option.

     The FINOVA Agreement is guaranteed by UTTC and is secured by substantially all of the assets of the Company and $3,000,000 in letters of credit. Of the $3,000,000 in letters of credit, $2,000,000 is collateralized by amounts held in a restricted certificate of deposit. The remaining $1,000,000 letter of credit was provided by MMCI, an affiliate.

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

     In order to raise additional capital to help finance this planned store expansion, in May 1998, the Company began a private placement sale of units (the "Private Placement") through Morgan Grant Capital Group, Inc. as placement agent. This offering was terminated by the Company, and no funds were generated thereby.

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

ITEM 7.           FINANCIAL STATEMENTS

     See attached Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 20, 1997, the Company engaged Haskell & White LLP, Certified Public Accountants, as its new independent accountants to audit the Company's financial statements for the year ending March 31, 1997, replacing BDO Seidman, LLP as auditors of the Company. Prior to engaging Haskell & White LLP, such accounting firm was not consulted on any matters relative to the application of accounting principles on specified transactions or in any matter that was the subject of a disagreement between the Company and its former accountants. During the past year, Haskell & White LLP has provided services of a general financial consulting nature to the Company and has performed agreed upon procedures in the due diligence process related to the January 1997 acquisition of substantially all of the assets of Toys.

     In December 1996, Haskell & White LLP was engaged by U.S. Wireless Corporation, (formerly known as American Toys, Inc.), the Company's former parent company, to re-audit the financial statement of American Toys, Inc. for the year ended March 31, 1996. In so doing, Haskell & White LLP re-audited the financial statements of the Company for the year ended March 31, 1996 and, therefore, provided an audit report for the comparative financial statements for the years ended March 31, 1997 and 1996.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Officers and Directors

     The following table sets forth the names, ages, and titles of all directors and officers of the Company:

Name                            Age                  Position

Harold Rashbaum                 72                   Chairman of the Board

Richard Brady                   46                   Chief Executive Officer, President, and Director

James Frakes                    41                   Chief Financial Officer, Secretary, and Director

Moses Mika                      78                   Director


     All directors are elected at an annual meeting of the Company's shareholders and hold office for a period of one year or until the next annual meeting of stockholders or until their successors are duly elected and qualified. Vacancies on the Board of Directors may be filled by the remaining directors. Officers are appointed annually by, and serve at the discretion of, the Board of Directors. There are no family relationships between or among any officers or directors of the Company, except Mr. Rashbaum is the father-in-law of Ilan Arbel, Mr. Mika's son.

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

     Richard Brady is a co-founder of the Company and has acted as the Company's Chief Executive Officer and President since December 1995. Mr. Brady was the Executive Vice President, Secretary, and a Director from the Company's inception in 1974 until December 1996. He was re-elected Director of the Company in January 1998. Mr. Brady has been the President of Toys since January 1997 and a Director thereof since May 1998.

     Harold Rashbaum has been Chairman of the Board of Directors since September 10, 1996. Mr. Rashbaum was a management consultant to the Company from July 1995 to September 10, 1996. In May 1998, he was elected as a Director of Toys. Mr. Rashbaum has been the President, Chief Executive Officer, and a Director of Hollywood Productions, Inc. ("Hollywood") since January 1997. Since September 1996, he has also been the President, Secretary, and sole Director of Breaking Waves, Inc. (a wholly-owned subsidiary of Hollywood). From May 1996 to January 1997, Mr. Rashbaum served as Secretary and Treasurer of Hollywood. He has been the President of Breaking Waves, Inc., a subsidiary of Hollywood, since September 1996. Since February 1996, Mr. Rashbaum has also been the President and a Director of H.B.R. Consultant Sales Corp. ("HBR"), of which his wife is the sole stockholder. Prior thereto from February 1992 to June 1995, Mr. Rashbaum was a consultant to 47th Street Photo, Inc., an electronics retailer. Mr. Rashbaum held this position at the request of the bankruptcy court during the time 47th Street Photo, Inc. was in Chapter 11. From January 1991 to February 1992, Mr. Rashbaum was a consultant for National Wholesale Liquidators, Inc., a major retailer of household goods and housewares.

     James Frakes was appointed Chief Financial Officer and Secretary of the Company in July 1997. In August 1997, he was elected as a Director of the Company. In January 1998, Mr. Frakes was appointed Secretary and Chief Financial Officer of Toys. He was elected as a Director thereof in May 1998. In January 1998, Mr. Frakes was elected as a Director of Hollywood. From June 1990 to March 1997, Mr. Frakes was Chief Financial Officer of Urethane Technologies, Inc.
("UTI") and two of its subsidiaries, Polymer Development Laboratories, Inc. ("PDL") and BMC Acquisition, Inc. These were specialty chemical companies, which focused on the polyurethane segment of the plastics industry. Mr. Frakes was also Vice President and a Director of UTI during this period. In March 1997, three unsecured creditors of PDL filed a petition for the involuntary bankruptcy of PDL. This matter is pending before the United States Bankruptcy Court, Central District of California. From 1985 to 1990, Mr. Frakes was a manager for Berkeley International Capital Corporation, an investment banking firm specializing in later stage venture capital and leveraged buyout transactions. In 1980, Mr. Frakes obtained a Masters in Business Administration from University of Southern California. He obtained his Bachelor of Arts degree in history from Stanford University, from which he graduated with honors in 1978.

     Moses Mika was appointed as a Director of the Company in March 1998 and as a Director of Toys in May 1998. Mr. Mika has been retired since 1989.

Significant Employees of the Company

     John Hites has been the Vice President of Retail Operations of the Company (a non-executive officer position) since April 1998. Since 1974, Mr. Hites has been actively involved in the retail sale of specialty toys and items. From 1976 through 1982, prior to the Company's acquisition of Toys, Mr. Hites was employed by Toys.

     Howard Labow has been the Vice President of Advertising of the Company (a non-executive officer position) since June 1998. He has been employed by the Company since 1977.

     Donna Hogan has been the Vice President of Merchandising of the Company (a non-executive officer position) since June 1998. She was initially employed by the Company from 1976 to 1980 and returned to the Company in 1983.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon requests for information of the Company's officers, directors, and greater than 10% shareholders, during fiscal 1997, the Company has been informed that all officers, directors, or greater than 10% shareholders have stated that they have filed such reports as are required pursuant to Section 16(a) during the 1996 fiscal year, except that Mr. Brady and Mr. Rashbaum failed to file Form 4's timely upon receipt of shares of Series E Stock and Mr. Frakes failed to file a Form 3 upon becoming an officer of the Company or upon his receipt of stock options. All required filings have since been made. The Company has no basis to believe that any required filing by any of the above indicated individuals has not been made.

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

                           Summary Compensation Table
                               Annual Compensation

(a)                                (b)     (c)              (d)            (e)         (f)
Name and Principal                                                         Options/    Other Annual
Position                            Year   Salary($)        Bonus($)(1)    SARs(shs)   Compensation($)
--------------------                ----   ---------        -----------
Richard Brady ...................   1998   120,000          -              25,000      8,579
Chief Executive Officer, ........   1997   108,000          -              --          6,179(3)
President, and Director .........   1996   117,230          -              --          7,979(3)

     (1) No bonuses were paid during the periods herein stated.

     (2) Mr. Brady received 25,000 shares of the Series E Stock as a bonus in March 1998, which shares vest equally over a 12 month period commencing in April 1998.

     (3) Includes an automobile allowance of $7,200 for 1998, $4,800 for 1997, and $6,600 for 1996 and the payment of life insurance premiums of $1,379 for each of 1998, 1997, and 1996.

     During fiscal 1998, Harold Rashbaum,  the Company's  Chairman of the Board,
received an aggregate of $25,000 in compensation from the Company in consideration of the consulting services he provided therefor. Mr. Rashbaum received approximately $1,944 per month for the first nine months of the fiscal year, and commencing in January 1998, his monthly consulting fee was increased to $2,500. In March 1998, the Company issued 25,000 shares of Series E Stock, subject to a vesting schedule, to Mr. Rashbaum: these shares vest 100% on March 10, 1999. Mr. Rashbaum devotes a significant portion of his time to the Company: among other things, he reviews potential store sites, assists in strategic planning, reviews all cash outflows, and otherwise works closely with management in further developing and implementing the Company's ongoing business strategy.

1994 Stock Option Plan

     In 1994, the Company adopted the Company's 1994 Stock Option Plan (the "Plan"). The Board believes that the Plan is desirable to attract and retain executives and other key employees of outstanding ability. Under the Plan, options to purchase an aggregate of not more than 50,000 shares of Common Stock may be granted from time to time to key employees, officers, directors, advisors, and independent consultants to the Company and its subsidiaries. The Company granted to James Frakes, Chief Financial Officer and Secretary, pursuant to his hire, options to purchase 30,000 shares of Common Stock at an exercise price of $3.25 per share, vesting at the rate of 10,000 shares per annum in each of July 1998, 1999, and 2000. On June 17, 1998 the Board elected to reset the exercise price of the option to $1.15, representing approximately 110% of the closing price of the Common Stock on said date.

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

1994 401(k) Employee Stock Option Plan ("ESOP")

     In May 1994, the Company adopted corporate resolutions approving a 401(k) Employee Stock Ownership Plan (the "ESOP Plan") which covers substantially all employees of the Company. The ESOP Plan was filed on July 14, 1995 with the Internal Revenue Service and includes provisions for both employee stock ownership and a 401(k) Plan. The ESOP Plan allows contributions only by the
Company: these can be made annually at the discretion of the Company's Board of Directors. The ESOP Plan has been designed to invest primarily in the Company's stock. The employees of the Company will contribute to the 401(k) portion of the ESOP Plan through payroll deductions. The Company does not intend to match contributions to the 401(k). Contributions to the ESOP Plan may result in an expense, resulting in a reduction in earnings, and may dilute the ownership interests of persons who currently own securities of the Company. On January 26, 1995, Messrs. Brady and Tom Davidson (a founder of the Company and the Company's former President) and American Toys, Inc. contributed an aggregate of 13,333 shares of the Company's Common Stock to the ESOP.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's outstanding Common Stock as of June 24, 1998, by (i) each beneficial owner of 5% or more of the Company's Common Stock; (ii) each of the Company's executive officers, directors and key employees; and (iii) all executive officers, directors, and key employees as a group:

       Name and Address                           Number of Shares             Percent of Common Stock Beneficially Owned (2)(3)
       of Beneficial Owner                       Beneficially Owned (1)
      -------------------                        ------------------
---------------------------------------------------------------------------------------------------------------------------
Harold Rashbaum
c/o Play Co. Toys & Entertainment Corp.                         -- (4)                                 --
550 Rancheros Drive
San Marcos, CA 92069
---------------------------------------------------------------------------------------------------------------------------
Richard Brady
c/o Play Co. Toys & Entertainment Corp.                       25,587 (4)                                *
550 Rancheros Drive
San Marcos, CA 92069
---------------------------------------------------------------------------------------------------------------------------
James Frakes
c/o Play Co. Toys & Entertainment Corp.
550 Rancheros Drive                                          10,000 (4a)                                *
San Marcos, CA 92069
---------------------------------------------------------------------------------------------------------------------------
Moses Mika
c/o Play Co. Toys & Entertainment Corp.                           --                                   --
550 Rancheros Drive
San Marcos, CA 92069
---------------------------------------------------------------------------------------------------------------------------
United Textiles & Toys Corporation
1410 Broadway, Suite 1602                                2,489,910 (5)(5a)(6)                         60.1
New York, NY 10018
---------------------------------------------------------------------------------------------------------------------------
(table continued from previous page)

          Name and Address                            Number of Shares             Percent of Common Stock Beneficially Owned (2)(3)
         Of Beneficial Owner                       Beneficially Owned (1)
                                                   ------------------
---------------------------------------------------------------------------------------------------------------------------
Multimedia Concepts International, Inc.
1410 Broadway, Suite 1602                                     -- (5)(7)                              -- (7)
New York, NY 10018
---------------------------------------------------------------------------------------------------------------------------
Europe American Capital Foundation
Box 47                                                        -- (5)(8)                              -- (8)
Tortola, BVI
---------------------------------------------------------------------------------------------------------------------------
Vermongenstreuhand GMBH
Kiser Street, #14                                             -- (5)(9)                              -- (9)
Bregenz Austria
---------------------------------------------------------------------------------------------------------------------------
Volcano Trading Limited
Via Cantonale, #16                                            -- (5)(10)                             -- (10)
Lugano Switzerland
---------------------------------------------------------------------------------------------------------------------------
Officers and Directors as a group
(5 persons)                                                        35,587 (3)                           *
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

     (3) Does not include 25,503,420 shares of Common Stock issuable upon the conversion (any time two years from issuance) of 4,200,570 shares of Series E Stock outstanding.

     (4) Does not include 150,000 shares of Common Stock issuable upon the conversion (any time two years from issuance) of 25,000 shares of Series E Stock issued as a bonus in April 1998.

     (4a) Represents those shares underlying an option which shall vest on July 1, 1998. An additional 10,000 shares underlying such option shall vest on July 1, 1999, and the final 10,000 shares underlying such option shall vest on July 1, 2000.

     (5) Shares of Series E Stock owned hereby (as well as any Common Stock specifically indicated hereon) are subject to a two-year lock up on transfer commencing December 1997, in accordance with lock up agreements executed in connection with the Company's Series E Stock offering.

     (5a) The president of UTTC, a publicly traded company which is the Company's controlling shareholder, is Ilan Arbel who is also the president, chief executive officer, and a director of MMCI, a publicly traded company which is the parent company of UTTC (owning 78.5% of same). MMCI is owned 62.2% by U.S. Stores Corp., a company of which Mr. Arbel is the president and a director. U.S. Stores Corp. is owned 100% by American Telecom PLC, a British corporation. By virtue of its ownership of UTTC, MMCI may be deemed a beneficial holder of the Company's common stock held by UTTC.

     (6) Does not include 1,350,000 shares of Common Stock issuable upon the conversion of 225,000 shares of the Series E Stock.

     (7) Does not include 4,818,420 shares of Common Stock issuable upon the conversion of 803,070 shares of the Series E Stock.

     (8) Does not include 7,035,000 shares of Common Stock issuable upon the conversion of 1,172,500 shares of the Series E Stock.

     (9) Does not include 4,500,000 shares of Common Stock issuable upon the conversion of 750,000 shares of the Series E Stock.

     (10)Does not include (i) 1,500,000 shares of Common Stock issuable upon the conversion of 250,000 shares of the Series E Stock; or (ii) 2,088,000 shares of Common Stock issuable upon conversion of the Series E Stock underlying 348,000 Series E Warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Transactions

     The president of UTTC, in a letter dated May 15, 1998, has represented, generally, his intent and ability to provide working capital to the Company, should same be necessary, through September 30, 1999.

     In March 1998, the Company issued 25,000 shares of Series E Stock, subject to one year vesting schedules, to each of Richard Brady, President of the Company, and Harold Rashbaum, Chairman of the Board of the Company, as bonuses in recognition of their efforts to further the Company's turnaround toward profitability.

     In addition, during fiscal 1998, the Company remitted an aggregate of $25,000 to Mr. Rashbaum in consideration of the consulting services he provided therefor. Mr. Rashbaum received approximately $1,944 per month for the first nine months of the fiscal year, and commencing in January 1998, his monthly consulting fee was increased to $2,500. Mr. Rashbaum devotes a significant portion of his time to the Company. Among other things, he reviews potential store sites, assists in strategic planning, reviews all cash outflows, and otherwise works closely with management in further developing and implementing the Company's ongoing business strategy.

     In January 1998, in accordance with the FINOVA financing (FINOVA is not affiliated with the Company), the Company received $3 million in standby letters of credit: $2 million of which was established by the Company and secured by a $2 million certificate of deposit which was acquired with $1.5 million in proceeds from a subordinated debt arrangement and $500,000 from the proceeds of the Company's December 1997 public offering of Series E Stock and $1 million of which was provided by MMCI, an affiliate of the Company by virtue of its 78.5% ownership of UTTC, the Company's parent.

     From April 1996 to June 1997, EACC, an entity of which Ilan Arbel and/or his relatives is/are officer(s) and/or director(s), exercised its options and purchased an aggregate of 3,562,070 shares of the Series E Stock for $3,562,070. An aggregate of 361,500 shares were converted to Common Stock which, inclusive of the 250,000 shares of Series E Stock issued in June 1997, constituted an aggregate of 3,450,570 shares of Series E Stock outstanding prior to the Series E Stock public offering in December 1997. The proceeds of the funds received from this investment enabled the Company (i) to acquire the assets of Toys (a three store chain) in January 1997, (ii) to finance the openings of the Santa Clarita, Arizona Mills, Redondo Beach, Ontario Mills, and Clairemont Mesa stores, (iii) to redesign four store locations, and (iv) to support the Company's operations during the Company's business turnaround.

     The Company leases 40,000 square feet of combined office (approximately 3,000 square feet) and warehouse (approximately 37,000 square feet) space at an approximate annual cost of $247,000. The lease expires in April 2000. The office and warehouse are leased from a partnership of which one of the partners is Richard Brady, the President and a Director of the Company. The Company believes that the lease is on terms no more or less favorable than terms it might otherwise have negotiated with an unaffiliated party.

     In January 1997, the Company entered into a consulting agreement with Gayle Hoepner, a selling stockholder and former chief executive officer of Toys. Mr. Hoepner was not an affiliate of the Company. The term of the agreement commenced on January 16, 1997, expired on April 16, 1997, and called for three monthly payments of $10,000 each. Pursuant to the consulting agreement, Mr. Hoepner, among other things, (i) advised the Company on specialty toys purchasing, (ii) introduced management to his contacts in the specialty toy industry and accompanied management to the Nurnberg, Germany toy show, and (iii) advised management on potential store sites. The Company believes that this agreement was on terms no less favorable than terms it might otherwise have negotiated with any other unrelated third party.

     On January 30, 1996, pursuant to the requirements of the Company's loan agreement with Congress, American Toys, Inc. (the Company's former parent) converted all $1.4 million of debt owed by the Company into equity. Congress is not affiliated with the Company. In exchange for the debt, American Toys, Inc. agreed to receive from the Company one share of Series D Preferred Stock with the right to elect 2/3 of the Company's Board of Directors upon stockholder approval. In August 1996, the one share of Series D Preferred Stock was converted into 385,676 shares of the Company's Common Stock based on the initial amount of the debt divided by the average price of the shares for a 90 day period prior to the conversion. This was performed in order for American Toys, Inc. to spin such shares off to its stockholders and divest its interest in the Company.

     See   "Executive   Compensation"   for  a  description   of  the  Company's
compensation of its officers and directors.

The Company's Parents

     At fiscal year end March 31, 1998, approximately 60.1% of the outstanding shares of the Company's common stock, par value $0.01 (the "Common Stock"), were held by UTTC, the Company's parent corporation. UTTC is a Delaware corporation and public company owned 78.5% by MMCI, also a Delaware corporation and public company. MMCI is owned 62.2% by U.S. Stores Corp., a private Delaware corporation, which is owned 100% by American Telecom PLC, a British public corporation.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following financial statements of the Company are included as Part II, Item 8:

                  Table of Contents                                                                       F-1
                  Report of Independent Certified Public Accountants                                      F-2
                  Balance Sheets                                                                          F-3 to F-4
                  Statements of Operations                                                                F-5
                  Statements of Stockholders' Equity                                                      F-6
                  Statements of Cash Flows                                                                F-7 to F-8
                  Notes to Financial Statements                                                           F-9 to F-33


     (b) During the last quarter, the Company filed one Form 8-K. In March 1998, the Company filed a Form 8-K apprising of Mr. Sheikhar Boodram's resignation as a director of the Company.

     (c) All exhibits, except (i) those designated with an asterisk (*) which are filed herewith or (ii) those designated with a double asterisk (**) which shall be filed by amendment hereto, have previously been filed with the Commission either (i) in connection with the Company's Registration Statement on Form SB-2, dated November 2, 1994, under file No. 33-81940-NY; (ii) with the Company's Registration Statement on Form SB-2, Registration No. 333-32051; or
(iii) as indicated by the reference herein and pursuant to 17 C.F.R. ss.230.411 are incorporated by reference herein. Exhibits previously filed but not as part of the SB-2 Registration Statement are incorporated herein by reference to the appropriate document.

  1.1                Form of Underwriting Agreement. See (ii) above.
  3.1                Certificate of Incorporation of the Company dated June 15, 1995. See (i) above.
  3.2                Amendment to Certificate of Incorporation of the Company, filed July 2, 1997. See (ii) above.
  3.2(a)             Amendment to Certificate of Incorporation of the Company, filed August 11, 1997. See (ii) above.
  3.2(b)             Amendment to Certificate of Incorporation of the Company filed May 29, 1998 (incorporated by reference herein to Appendix A of the Company's Information Statement filed with the Commission on May 12, 1998).
  3.3                By-Laws of the Company. See (i) above.
  4.1                Specimen Common Stock Certificate See (i) above.
  4.2                Specimen Warrant Certificate. See (ii) above.
  4.3                Specimen Series E Preferred Stock Certificate. See (ii) above.
  4.4                ESOP Plan. See (i) above.
  4.5                Form of Warrant Agreement between the Company, the Underwriter and Continental Stock Transfer & Trust Company.
                     See (ii) above.
10.22                Lease Agreement for Store - Escondido. See (i) above.
10.23                Lease Agreement for Store - Convoy.  See (i) above.
10.26                Lease Agreement for Store - Chula Vista. See (i) above.
10.27                Lease Agreement for Store - El Cajon. See (i) above.
10.29                Lease Agreement for Store - Simi Valley. See (i) above.
10.30                Lease Agreement for Store - Encinitas. See (i) above.
10.31                Lease Agreement for Store - San Dimas. See (i) above.
10.33                Lease Agreement for Store - Rialto. See (i) above.
10.34                Lease Agreement for Store - Redlands. See (i) above.
10.35                Lease Agreement for Store - Rancho Cucamonga. See (i) above.
10.36                Lease Agreement for Store - Woodland Hills. See (i) above.
10.37                Lease Agreement for Warehouse - Executive Offices. See (i) above.
10.38                Lease Agreement for Store - Pasadena. See (i) above.
10.38(a)             Lease Agreement for Store - Whittier. See (i) above.
10.41                The Company Incentive Stock Option. Plan See (i) above.
10.44                Lease Agreement for Store - Corona Plaza. See (i) above.
10.50                Extension of Warehouse Lease. See (i) above.
10.65                Direct delivery Purchase Agreement between the Company and Camp Pendleton See (i) above.
10.66                Direct delivery Purchase Agreement between the Company and MCRD, San Diego See (i) above.
10.75                Asset Purchase Agreement for the purchase of Toys International  (incorporated by reference herein to exhibit
                     10.75 of  the Company's 10-QSB for the period ended  December 31, 1996 filed with the Commission).
10.76                Lease Agreement for Store - Riverside International (incorporated by reference herein to exhibit 10.76 of  the
                     Company's 10-KSB for the year ended March 31, 1997, filed with the Commission).
10.77                Lease Agreement for Store - Santa Clarita International (incorporated by reference herein to exhibit 10.77 of the Company's 10-KSB for the year ended March 31, 1997, filed with the Commission).
10.78                Lease Agreement for Store - South Coast Plaza International (incorporated  by reference herein to exhibit
                     10.78 of the Company's 10-KSB for the year ended March 31,1997, filed with the Commission).
10.79                Lease Agreement for Store - Century City International (incorporated by reference herein to exhibit 10.79 of the Company's 10-KSB for the year ended March 31, 1997, filed with the Commission).
10.80                Lease Agreement for Store - Crystal Court International (incorporated by reference herein to exhibit 10.80 of the Company's 10-KSB for the year ended March 31, 1997, filed with the Commission).
10.81                Lease Agreement for Store - Orange County (incorporated by reference herein to exhibit (i) of the Company's
                     10-QSB/A-1 for the period ended September 30, 1995 filed with the Commission).
10.82                Loan and Security Agreement with by and between Congress Financial Corporation (Western) as Lender and Play
                     Co. Toys as Borrower dated February 1, 1996 (incorporated by reference herein to exhibit (i) of the Company's
                     10-QSB for the period ended December 31, 1995).
10.82(a)             Amendment No. 4 to Loan and Security Agreement with Congress. See (ii) above.
10.83                Stock Purchase Option Agreement with Europe American Capital Corporation for Series E Preferred Stock
                     (incorporated by reference herein to exhibit (ii) of the Company's 10-QSB for the period ended December 31,
                     1995).
10.84                Stock Purchase Option Agreement with Europe American Capital Corporation for Common Stock (incorporated by reference herein to exhibit (iii) of the Company's 10-QSB for the period ended December 31, 1995).
10.85                Lease Agreement for Store - Mission Viejo (incorporated by reference herein to exhibit (iv) of the Company's
                     10-QSB for the period ended December 31, 1995).
10.86                Subscription Agreement between the Company and Volcano Trading Limited dated June 30, 1997. See (ii) above.
10.87                Lease Agreement for Store - Clairemont (incorporated by reference herein to exhibit 10.87 of the Company's
                     10-QSB/A-1 for the period ended September 30, 1997).
10.88                Lease Agreement for Store - Redondo Beach (incorporated by reference herein to exhibit 10.88 of the Company's
                     10-QSB/A-1 for the period ended September 30, 1997).
10.89                Lease Agreement for Store - Arizona Mills (incorporated by reference herein to exhibit 10.89 of the Company's
                     10-QSB/A-1 for the period ended September 30, 1997).
10.90                FINOVA Loan and Security Agreement (incorporated by reference herein to exhibit 10.90 of the Company's 10-QSB for the period ended December 31, 1997)
10.91                Schedule to Loan and Security Agreement (incorporated by reference herein to exhibit 10.91 of the Company's
                     10-QSB for the period ended Dec. 31, 1997).
10.92                Lease Agreement for Store - City Mills (incorporated by reference herein to exhibit 10.92 of the Company's
                     10-KSB for the fiscal year ended March 31, 1998).
10.93                Lease Agreement for Store - Las Vegas (incorporated by reference herein to exhibit 10.93 of the Company's
                     10-KSB for the fiscal year ended March 31, 1998).
10.93(a)**           Agreements with Pacifica Capital
10.93(b)*            Letter from Ilan Arbel, dated May 15, 1998, re: funding of Company's operations
27.01*               Financial Data Schedule

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March 1999.

                                    PLAY CO. TOYS & ENTERTAINMENT CORP.


                                    By:     /s/ Richard Brady___________
                                            Richard Brady, Chief Executive
                                            Officer and President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Harold Rashbaum                                  Chairman of the                                      3/31/99
Harold Rashbaum                                      Board of Directors                                   Date


/s/ Richard Brady                                    Chief Executive Officer,                             3/31/99
Richard Brady                                        President, and Director                                       Date


/s/ James Frakes                                     Chief Financial Officer,                             3/31/99
James Frakes                                         Secretary, and Director                              Date


/s/ Moses Mika                                       Director                                             3/31/99
Moses Mika                                                                                                Date


                                TABLE OF CONTENTS

                             March 31, 1998 and 1997

                                                                            Page

Report of Independent Certified Public Accountants .......................   F-2

     Financial Statements:

     Balance Sheets ......................................................   F-3

     Statements of Operations ............................................   F-5

     Statements of Stockholders' (Deficit) Equity ........................   F-6

     Statements of Cash Flows ............................................   F-7

Notes to Financial Statements ............................................   F-9



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

     As discussed in Note 14, the Company has restated its previously issued 1998 and 1997 financial statements.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Play Co. Toys & Entertainment Corp. at March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1998 and 1997 in conformity with generally accepted accounting principles.



                                                             HASKELL & WHITE LLP


     Newport Beach, California May 15, 1998, except for Note 14 which is as of February 3, 1999

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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)



                                 Balance Sheets
                              (Restated - Note 14)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                             March 31,
                                                                                     1998                1997
Current
     Bank overdraft ..............................   $      --     $   135,325
     Borrowings under financing agreement (Note 4)          --       4,438,875
     Accounts payable ............................     3,505,230     3,123,851
     Accrued expenses and other liabilities ......       726,601       308,940
     Current portion of notes payable (Note 6) ...       350,000       141,666
                                                     -----------   -----------

                  Total current liabilities ......     4,581,831     8,148,657

Borrowings under financing agreement (Note 4) ....     5,445,198          --

Notes payable, net of current portion (Note 6) ...     1,500,000       100,000

Deferred rent liability (Note 9) .................       110,351       126,925
                                                     -----------   -----------

                  Total liabilities ..............    11,637,380     8,375,582
                                                     -----------   -----------

Commitments and contingencies
 (Notes 2, 4, 7, 9, 10 and 13)

Stockholders' (deficit) equity (Notes 11 and 13)
     Series E  convertible  preferred  stock,
     $1 par value,  10,000,000  shares authorized;
     4,200,570 and 2,500,570  shares  outstanding,
     respectively, full liquidation  value of
     $4,200,570 and $2,500,570,  net of unamortized
     discount of $1,916,644 and $0 for beneficial
     conversion feature (Note 14)                      3,974,376     2,500,570

     Common stock, $.01 par value, 40,000,000 shares
     authorized; 4,103,519 and 4,083,519 shares
     outstanding, respectively                            41,035        40,835
Additional paid-in capital ............               12,927,918     9,374,177
Accumulated deficit ...................              (14,440,822)  (10,912,546)
                                                     -----------    -----------

             Total stockholders' equity                2,502,507     1,003,036
                                                     -----------    -----------

                                                 $    14,139,887    $9,378,618
                                                 ===============    ===========

                 See accompanying notes to financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)



                            Statements of Operations
                              (Restated - Note 14)


                                                                   Years Ended March 31,
                                                                1998                1997

Net sales ...............................................   $ 22,568,527    $ 19,624,276

Cost of sales ...........................................     13,689,599      13,669,104
                                                            ------------    ------------

                  Gross profit ..........................      8,878,928       5,955,172
                                                            ------------    ------------

Operating expenses
     Operating expenses (Notes 9 and 10) ................      8,864,607       8,382,555
     Litigation related expenses (Note 7) ...............        583,541            --
     Depreciation and amortization ......................        671,282         407,015
                                                            ------------    ------------

                  Total operating expenses ..............     10,119,430       8,789,570
                                                            ------------    ------------

Operating income (loss) .................................     (1,240,502)     (2,834,398)
                                                            ------------    ------------

Interest expense (Note 4)
     Interest and finance charges .......................        525,323         443,872
     Amortization of debt issuance costs ................        288,645         306,611
                                                            ------------    ------------

                  Total interest expense ................        813,968         750,483
                                                            ------------    ------------

Net income (loss) .......................................   $ (2,054,470)   $ (3,584,881)
                                                            ============    ============

Calculation of Basic and Diluted Income (Loss) Per Share:

     Net income (loss) ..................................   $ (2,054,470)   $ (3,584,881)

     Effects of non-cash dividends on convertible
     preferred stock (Note 14) ..........................     (1,473,806)     (2,889,615)
                                                            ------------    ------------

     Net income (loss) applicable to common shares ......   $ (3,528,276)   $ (6,474,496)
                                                            ============    ============

     Basic and diluted income (loss) per common share and
     share equivalents ..................................   $       (.86)   $      (2.32)
                                                            ============    ============

     Weighted average number of common shares and
     share equivalents outstanding ......................      4,098,971       2,791,876
                                                            ============    ============



                 See accompanying notes to financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                  Statements of Stockholders' (Deficit) Equity
                       Years Ended March 31, 1998 and 1997
                              (Restated - Note 14)

                                                                  Redeemable
                                                   Additional   Preferred Stock         Preferred Stock
                               Common Stock        Paid-in         Series B        Series D           Series E       Accumulated
                               Shares    Amount    Capital      Shares  Amount   Shares Amount      Shares   Amount    Deficit
Balance, April 1, 1996 ........1,287,843 $12,878   $  4,779,520  81,579 $ 87,680  1  $1,399,044   --         $  --   $   (4,465,595)

Redemption of preferred stock .     --      --             --   (81,579) (81,579) --   --         --            --         --
Payment of accrued dividends ..     --      --             --      --     (6,101) --   --         --            --         --
Conversion of debt due to
   affiliate and related
   accrued interest to Series
   E preferred stock ..........     --      --          528,070    --       --    --   --         528,070       --         --
Issuance of Series E preferred
   stock for cash .............     --      --        2,334,000    --       --    --   --       2,334,000       --         --
Conversion of Series E preferred
   stock to common ............2,410,000  24,100        337,400    --       --    --   --        (361,500)     (361,500)   --
Conversion of Series D preferred
   stock to common ............  385,676   3,857      1,395,187    --       --    (1)(1,399,044)   --           --         --
Non-cash dividend to amortize
   discount on Series E .......     --      --             --      --       --    --   --          --         2,862,070  (2,862,070)
Net loss for the year .........     --      --             --      --       --    --   --          --           --       (3,584,881)
------- ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------ -------------

Balance, March 31, 1997 .......4,083,519   40,835      9,374,177   --       --    --   --       2,500,570     2,500,570 (10,912,546)

Issuance of common stock
   for cash ...................   20,000      200            300   --       --    --   --          --           --          --
Issuance of Series E
 preferred stock for cash .....     --       --        1,200,000   --       --    --   --         950,000       --          --
Issuance of Series E warrants
   for cash                         --       --           50,000   --       --    --   --          --           --          --
Issuance of Series E preferred
   stock and warrants for cash,
   net of offering expenses ...     --       --        2,303,441   --       --    --   --          750,000      --          --
Non-cash dividend to amortize
   discount on Series E .......     --       --             --     --       --    --   --          --         1,473,806  (1,473,806)
Net loss for the year .........     --       --             --     --       --    --   --          --           --       (2,054,470)
                               --------- ----------- ----------- ------   -----  ----  -----      --------- ----------  ------------
Balance, March 31, 1998 .......4,103,519  $41,035    $12,927,918   --     $ --    --   $--        4,200,570 $3,974,376 $(14,440,822)
                               ========= =========== =========== ======   =====  ====  =====      ========= ==========  ============


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

     In August 1996, the Company became a subsidiary of United Textiles & Toys Corp. ("United Textiles"), formerly known as Mister Jay Fashions International (Note 11). As of March 31, 1998 United Textiles owns approximately 60.1% of the outstanding shares of the Company's common stock.

     Revenues are recognized at the point of sale for retail locations and at the shipping date for wholesale operations. Wholesale operations represent a minor portion of the Company's operations.

     Nature of Relationships with Affiliates

     As described in the footnotes following, the Company obtains a portion of the financing from and engages in transactions with affiliated entities. These entities and the nature of the affiliations are as follows:

         Name of Entity                              Nature of Affiliation

         United Textiles                             A majority stockholder of the Company and
                                                     the company which effectively controls the
                                                     Company. The president and a director of
                                                     United Textiles is Ilan Arbel.

         Multimedia Concepts                         Majority stockholder of United Textiles.
         International, Inc. ("MMCI")                The president and a director of MMCI is
                                                     Ilan Arbel.

         Europe American Capital Corp.               Entity of which Ilan Arbel and/or his relatives
                                                     is/are officer(s) and/or director(s).

     1. Summary of Accounting Policies (continued)

     Nature of Relationships with Affiliates (continued)

         Name of Entity                              Nature of Affiliation

         ABC Fund, Ltd.                              Entity of which Ilan Arbel and/or his relatives
                                                     is/are officer(s) and/or director(s).

         Breaking Waves, Inc.                        Entity of which Ilan Arbel's relative is an officer
                                                     and director and chairman of the board of the Company.

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

     Dividends accrued and accretion recorded on the former Series B preferred stock aggregated $27,545 for the year ended March 31, 1997. No such transactions occurred during the year ended March 31, 1998. 1. Summary of Accounting Policies (continued)

     Net Loss Per Share (continued)

     Non-cash dividends recorded to amortize the discount on Series E Preferred Stock totaled $1,473,806 and $2,862,070 for the years ended March 31, 1998 and 1997 (Note 14).

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

     As of March 31, 1998 and 1997, potentially dilutive securities outstanding which were not included in the calculation of basic and diluted net loss per common share consist of the following: Potential Common Shares March 31

                                                          1998                  1997
                                                          ----                  ----
Common shares issuable upon:
Conversion  of  Series  E  Preferred  Stock;
4,200,570  and  2,500,570  shares outstanding,
respectively,  each  convertible  into six
shares of common stock, subject to holding periods      25,203,420            15,003,420

Exercise of  2,000,000  outstanding  warrants to
purchase  2,000,000  shares of convertible
Series E Preferred  Stock,  each share of
Series E then convertible into six shares of
common stock                                            12,000,000                 --

Exercise of employee stock options                          30,000                 3,334

Exercise of options  available to EACC to acquire
2,862,070  shares of Series E Preferred  Stock,
each  share of Series E then  convertible  into
six shares of common stock. The option terminated
in December 1997.                                              --             102,827,580
                                                        37,233,420            117,834,334
                                                        ===========           ===========


     Common share and per share amounts have been retroactively adjusted for the one-for-three reverse stock split which was effective in July 1997.

     1. Summary of Accounting Policies (continued)

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

     Impairment of Long-Lived Assets

     SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating potential impairment, the Company's assets are grouped by physical location, namely the corporate office/warehouse and individual retail locations. The Company adopted SFAS 121 effective April 1, 1997. There was no impact of such adoption on the Company's financial condition and results of operations. Since adopting SFAS 121 in April 1997, the Company gives consideration to events or changes in circumstances for each of its locations and has not identified circumstances other than the closure of retail locations (see Note 7) which results in the write-off of unamortized balances of tenant improvements for the year ended March 31, 1998. The expense related to the write-off of such assets was immaterial.



     1. Summary of Accounting Policies (continued)

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

     Effect of New Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional pai in-capital in the equity section of a statement of financial position. This pronouncement is effective for fiscal years beginning after December 15, 1997 and the Company expects to adopt the provisions of this statement in the fiscal year ending March 31, 1999. Management does not expect this statement to significantly impact the Company's financial statements.

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

     3. Property and Equipment

     Property and equipment consisted of the following:


                                        1998                1997

Furniture, fixtures and equipment       $4,222,586     $3,699,371

         Leasehold improvements          1,551,760      1,220,246
         Signs                             317,363        280,034
         Vehicles                          104,912        104,912
                                         ---------      ---------
                                         6,196,621      5,304,563
         Accumulated depreciation
          and amortization              (3,414,235)    (2,828,913)

                                        $2,782,386     $2,475,650
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

     In connection with the Congress Financing, and the previous bank line of credit agreement, Europe American Capital Corp. ("EACC"), an affiliate (Note 1), provided a $2,000,000 letter of credit for collateral. As compensation to EACC, the Company granted EACC options to acquire shares of common stock, the value of such options estimated at $224,000 by the Company; and options to acquire additional shares of common stock and shares of Series E Preferred Stock, the value of these options estimated at $234,000 by the Company. The aggregate $458,000 was initially included in other assets, as debt issuance costs, and additional paid-in capital. The option values were amortized into interest expense through the February 1, 1998 maturity of the Congress Financing, resulting in aggregate interest charges of $196,849 and $214,743 for the years ended March 31, 1998 and 1997, respectively. No options to acquire shares of common stock were exercised before the termination of the exercise period.

     EACC exercised a portion of its options to acquire shares of Series E Preferred Stock in various increments as described in Note 11. EACC's option was terminated in December 1997, upon consummation of the Company's public offering of Series E Preferred Stock (Note 11).

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




4.       Financing Agreements (continued)

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

     5. Asset Purchase Agreement

     On January 16, 1997 the board of directors of the Company approved the purchase of the assets and assumption of certain existing liabilities of Toys International. Toys International is a high-end retailer of toys which operated three mall locations in Southern California. As part of the purchase agreement, the Company obtained the rights to the Toys International and Tutti Animali operating name trademarks and also assumed the existing leases at the three locations. The total purchase price was $1,024,184 which consisted mainly of inventory and certain prepaid expenses and deposits. The purchase price was paid in the form of a cash payment of $759,184 in January 1997 and the execution of two promissory notes aggregating $265,000 (Note 6). 6. Notes Payable

     March 31, 1998 1997 Note payable to ABC Fund Ltd., an affiliate (Note 1), bearing interest at 5% per annum, principal due on August 15, 2000, accrued interest due on May 10, 1998, and quarterly until debt paid in full or converted into common stock of a subsidiary (Note 9). Note is subordinate to the FINOVA Financing (Note 4). $ 1,500,000 -

     Note payable to Breaking Waves, Inc., an affiliate (Note 1), bearing interest at 15% per annum, payable in ten monthly installments of $25,000 plus accrued interest through maturity on December 31, 1998. Note is subordinate to the FINOVA Financing (Note 4). 250,000 -

     Note payable to stockholder of Toys International non-interest bearing, guaranteed by United Textiles, payable in quarterly installments of $25,000 through maturity, on January 16, 1999. Note is subordinate to the FINOVA Financing (Note 4). 100,000 200,000

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes to Financial Statements

                       Years Ended March 31, 1998 and 1997




6.       Notes Payable (continued)

                                                                                             March 31,
                                                                                     1998                1997
     Note payable to stockholder of Toys  International,  non-interest  bearing, guaranteed by United Textiles, payable in five installments ranging from $11,667
to $15,000 through maturity, on June 16, 1997.                                            -              41,666

                                                                                     ---------         --------

         Total notes payable                                                          1,850,000         241,666

         Less current portion                                                          (350,000)       (141,666)
                                                                                ---------------    ----------------

         Long-term portion                                                      $     1,500,000    $     100,000
                                                                                ===============    ================

         Future obligations under these notes payable as of March 31, 1998 are as follows:

                         Year
                       March 31                                                      Amount
                         1999                                                    $      350,000
                                                                                        -
                                                                                      1,500,000
                                                                                 $    1,850,000

     The above notes carry interest rates that differ from prevailing interest rates. The Company has not provided for imputed interest on rate discounts or premiums as the effects are immaterial to the financial statements.

=========

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


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes to Financial Statements

                       Years Ended March 31, 1998 and 1997




8.   Income Taxes (continued)

         Total net deferred income tax (assets) liabilities    (4,170,923)    (3,264,369)
                                                              -----------    -----------
         Valuation allowance ..............................     4,170,923      3,264,369


                  Net deferred income taxes ...............   $      --      $      --
                                                              ===========    ===========

     At March 31, 1998 and 1997, a 100% valuation allowance has been provided on the net deferred income tax assets since the Company can not determine that it is "more likely than not" to be realized.

     The reconciliation of income taxes computed at the federal statutory tax rate to income taxes at the effective income tax rate in the statements of operations is as follows:

                                                  March 31,
                                               1998    1997

         Federal statutory income tax (benefit (34.0)%  (34.0)%

         State income taxes, net of federal be   0.1      0.1
         Change in valuation allowance ....     33.9     33.9
                                                ----     ----

                  Effective income tax rate       -%       -%

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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes to Financial Statements

                       Years Ended March 31, 1998 and 1997




9.       Commitments and Contingencies (continued)

     Operating Leases (continued)

     At March 31, 1998 the aggregate future minimum lease payments due under these noncancelable leases, including approximately $448,000 for the remaining term of the lease for the closed Rialto, California retail location (Note 7) through November 2003, are as follows:

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

     Convertible Debt Agreement

     As discussed in Note 6, the Company has a $1.5 million note payable to ABC Fund, Ltd., an affiliate. Prior to the August 15, 2000 maturity date, the note is convertible into the common stock of a subsidiary of the Company. ABC Fund, Ltd. may, at its option, convert all or a portion of the note and accrued unpaid interest thereon into up to 25% of the common stock of the subsidiary at an exercise price equal to the net book value of the subsidiary's shares.

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

     401(k) Employee Stock Ownership Plan (continued)

     The 401(k) portion of the Plan is contributed to by the employees of the Company through payroll deductions. The Company makes no matching contributions to the 401(k).

         1994 Stock Option Plan

     In June 1994, the Company adopted the 1994 Stock Option Plan (the "Plan") which provides for options to purchase an aggregate of not more than 50,000 post-reverse split shares of common stock as may be granted from time to time by the Company's Board of Directors. Pursuant to the hiring of the Company's current Chief Financial Officer and Secretary, an option to purchase 30,000 shares of Common Stock at an exercise price of $3.25 per share was authorized, vesting at the rate of 10,000 shares per annum in each of July 1998, 1999 and 2000. As of March 31, 1998, no options to purchase common stock had been exercised. Subsequent to March 31, 1998, the exercise price of these options was reset to $1.15 per share by the Board of Directors.

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

     Should management elect to modify existing computer systems to correct Year 2000 deficiencies, the cost of such upgrades will be expensed as incurred. Alternatively, should management identify a suitable replacement system, the cost of the new system will be capitalized, and the remaining net book value of systems disposed will be expensed upon retirement.

10.      Related Party Transactions

         Office and Warehouse Lease

     The Company leases an office and warehouse building from a partnership of which one of the partners is a Company officer, stockholder, and director. Rent expense under this lease for the years ended March 31, 1998 and 1997 totaled $247,289 and $227,546, respectively. The lease expires in April 2000.

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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes to Financial Statements

                       Years Ended March 31, 1998 and 1997




11.      Equity Transactions (continued)

         Issuance of Series E Preferred Stock

     In April 1996, EACC exercised its option, the grant and terms of which are described in Note 4, and acquired 528,070 shares of Series E Preferred Stock. In connection therewith, the amount due to EACC, aggregating $528,070 at March 31, 1996 was extinguished.

     In June 1996, October 1996 and January 1997, EACC exercised its option, the grant and terms of which are described in Note 4, and acquired 334,000, 800,000 and 1,200,000 shares of Series E Preferred Stock, respectively. All options were exercised at $1.00 per share resulting in an aggregate cash consideration of $334,000, $800,000 and $1,200,000, respectively. The 334,000 shares of Series E
Preferred Stock issued to EACC in June 1996 were subsequently transferred to United Textiles.

     In an agreement dated June 30, 1997, the Company agreed to issue 250,000 shares of Series E Preferred Stock for $500,000 and 500,000 warrants to purchase Series E Preferred Stock for an additional $50,000 in a private sale. The $550,000 was collected on August 12, 1997 and the shares and warrants were issued.

     In June 1997, the Company issued 700,000 shares of Series E Preferred Stock to EACC which had advanced funds subsequent to March 31, 1997 against its option to acquire share of Series E Preferred Stock, the grant and terms of which are described in Note 4.

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


11.      Equity Transactions (continued)

         Other Preferred Stock Transactions (continued)

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

         Series E Preferred Stock Bonus

     In March 1998, the Company's Board of Directors granted to its Chairman of the Board and to its President, 25,000 shares each of its Series E Preferred Stock, par value $.01 per share in recognition of their efforts to further the Company's turnaround towards profitability. The shares shall vest on a monthly basis over a one-year period commencing April 1, 1998, being fully vested April 1999. On the date of grant management determined the compensation value of this stock grant to be approximately $47,000 in the aggregate, based on a closing market price of $1.86 per share which was subjected to a 50% marketability discount given the restrictive nature and vesting requirement of the securities as well as the relatively low trading volume.

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

13.      Subsequent Events (continued)

         Change in Capital Structure (continued)

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

         Private Placement of Series F Preferred Stock

     In April 1998, the Company's Board of Directors approved a resolution to seek additional equity capital of a minimum of $750,000 to a maximum of $4,500,000 from a private placement sale of units. Each unit is to consist of one share of Series F preferred stock par value $.01 per share and one Series E Preferred Stock purchase warrant at a purchase price of $3.00 per unit. The private placement was subsequently terminated, and no funds were raised thereby.

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

14.      Restatement of Financial Statements

     The Company has restated its financial statements for the years ended March 31, 1998 and 1997 from those originally presented to conform with Topic No. D-60 of the Emerging Issues Task Force. Topic D-60 communicated the views of the staff of the Securities and Exchange Commission that the portion of the proceeds upon issuance of convertible preferred stock allocable to the beneficial conversion feature should be recorded as additional paid-in capital and recognized as a dividend over the minimum period in which the preferred shareholders can realize the conversion.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes to Financial Statements

                       Years Ended March 31, 1998 and 1997




14.      Restatement of Financial Statements (continued)

     The Company's Series E Preferred Stock, of which shares were issued in varying amounts on various dates as described in Note 11, includes a beneficial conversion feature in that each share of Series E Preferred Stock is convertible into six shares of the Company's common stock at the option of the holder, at no additional conversion price.

     The beneficial conversion feature is measured at the date of issuance of the Company's Series E Preferred Stock as the difference between the conversion price and the market value of the common stock into which the Series E Preferred Stock is convertible, limited to the proceeds received from the issuance of the Series E Preferred Stock. Based on the calculations prescribed by Topic No. D-60, all proceeds initially received by the Company from the issuances of preferred stock should initially be recorded as additional paid-in capital as 100% of the proceeds is allocable to the beneficial conversion feature. Over the required holding period, a non-cash dividend is recorded reducing the retained earnings (or increasing the accumulated deficit) and increasing the balance recorded as Series E Preferred Stock in the balance sheet. Thus, there is no net effect on the total shareholders' equity of the Company.

     However, the Company has also restated its net loss per common share as presented in the statement of operations for each of the years ended March 31, 1998 and 1997 as the dividend attributable to the beneficial conversion feature of the Series E Preferred Stock reduces the amount of net income (or increases the amount of net loss) applicable to the common shares.

     In applying the provisions of Topic No. D-60, the Company has recorded dividends of $1,473,806 for the year ended March 31, 1998. This amount represents $0, $1,200,000, $0 and $273,806 for each of the three-month periods ended June 30, 1997, September 30, 1997, December 31, 1997 and March 31, 1998.

     In applying  the  provisions  of Topic No.  D-60,  the Company has recorded dividends of $2,862,070 for the year ended March 31, 1997. This amount represents $528,070, $334,000, $800,000 and $1,200,000 for each of the three-month periods ended June 30, 1996, September 30, 1996, December 31, 1996 and March 31, 1997.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes to Financial Statements

                       Years Ended March 31, 1998 and 1997



14.      Restatement of Financial Statements (continued)

     As a result of the application of Topic No. D-60, the Company has reclassified the initial proceeds of issuance of Series E Preferred Stock to additional paid-in capital and the resulting dividends which affect the accumulated deficit and the amount recorded as Series E Preferred Stock. The impact on the financial statements for the years ended March 31, 1998 and 1997 is summarized as follows:

                                    March 31, 1998                                      March 31, 1997
                           ----------------------------------------------------------------------------------------

                                    As Reported          As Restated         As Reported           As Restated

Series E convertible preferred stock
                                         $5,891,020           $3,974,376          $2,500,570              $2,500,570
Additional paid-in capital               $6,675,398          $12,927,918          $6,512,107              $9,374,177
Accumulated deficit                   $(10,104,946)        $(14,440,822)        $(8,050,476)           $(10,912,546)

Total stockholders' equity               $2,502,507           $2,502,507          $1,003,036              $1,003,036


Net loss for the year ended            $(2,054,470)         $(2,054,470)        $(3,584,881)            $(3,584,881)
Effects of non-cash dividends                    $0         $(1,473,806)           $(27,545)            $(2,889,615)
Net loss applicable to common shares
                                       $(2,054,470)         $(3,528,276)        $(3,612,426)            $(6,474,496)
Basic and diluted loss per common
share and share equivalent                  $ (.50)              $ (.86)            $ (1.29)                $ (2.32)