Form 10QSB/A
period 1998-06-30
PLAY CO TOYS & ENTERTAINMENT CORP
filed 1999-04-02
CIK 927643

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-1
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                     Condensed  statements  of  operations  for the three months ended June 30, 1997 and 1996.
                                                                                                                                4
                     Condensed  statements  of cash  flows for the three  months ended June 30, 1997 and 1996.
                                                                                                                                5
                     Notes to condensed financial statements                                                                  6-8

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS                   9-13
PART II.             OTHER INFORMATION                                                                                         14


Item 1.              LEGAL PROCEEDINGS                                                                                         14

Item 2.              CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                 14

Item 3.              DEFAULTS UPON SENIOR SECURITIES                                                                           14

Item 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                       14

Item 5.              OTHER INFORMATION                                                                                         14

Item 6.              EXHIBITS AND REPORTS ON FORM 8-K                                                                          14

                     Signatures                                                                                                15


Item 1. Financial Statements




                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                                   June 30, 1998    March 31, 1998
                                                                                                    (unaudited)        (Restated)

Current

Cash .................................................................................................. $ 289,455       $ 648,986
Accounts receivable ...................................................................................    51,976          78,594
Merchandise inventories ............................................................................... 9,376,037       7,872,804
Other current assets ..................................................................................   561,156         433,928
                                                                                                         ------------ ------------
Total current assets ................................................                                  10,278,624       9,034,312



Property and Equipment, Net of accumulated
depreciation and amortization of $3,596,257
and $3,414,235, respectively ..........................................................................  3,062,109      2,782,386

Deposits and other assets .............................................................................  2,409,866      2,323,189
                                                                                                         ------------ ------------

                                                                                                      $ 15,750,599    $ 14,139,887
                                                                                                         ============ ============
                       LIABILITIES & STOCKHOLDERS' EQUITY
                                                                                                      June 30, 1998   March 31, 1998
                                                                                                       ------------   ------------

Current
Accounts payable ....................................................................................... 4,754,599      3,505,230
Accrued expenses and other liabilities ................................................................. 165,566        726,601
Current portion of notes payable and capital leases .................................................... 262,293        350,000
                                                                                                         ------------ ------------

Total current liabilities ......................................................................         5,182,458      4,581,831
Borrowings under financing agreement ....................................................................6,521,695      5,445,198
Notes payable, and capital leases, net of ................................................................. 71,541      1,500,000
current portion (Note 2)
Deferred rent liability ...................................................................................114,903        110,351



Stockholders' equity:

Series E preferred stock, $.01 par, 10,000,000 shares authorized;
5,746,403 and 4,200,570 shares outstanding (Note 2) ..................................................   4,259,120      3,974,376
Common stock, $.01 par value, 40,000,000 shares
authorized; 4,103,525 and 4,103,519 shares outstanding ...............................................      41,035         41,035
Additional paid-in-capital .............................................................................14,461,251     12,927,918
Accumulated deficit ....................................................................................(14,901,404)  (14,440,822)
                                                                                                         ------------ ------------



Total stockholders' equity .........................................                                     3,860,002      2,502,507
                                                                                                         ------------ ------------



                                                                                                      $ 15,750,599   $ 14,139,887
                                                                                                         ============ ============

            See accompanying notes to condensed financial statements

Item 1. Financial Statements



                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (Restated)

                                                             Three Months Ended
                                                                  June 30,
                                                              1998             1997
                                                              ----             ----

Net sales ...............................................   $ 6,357,395    $ 3,142,813
Cost of Sales ...........................................     3,706,331      1,973,365
                                                            -----------    -----------
                                 Gross profit ...........     2,651,064      1,169,448
Operating expenses:
                 Operating expenses .....................     2,483,771      2,044,652
                 Depreciation and amortization ..........       188,417        139,027
                                                            -----------    -----------
                                 Total operating expenses     2,672,188      2,183,679
                                                            -----------    -----------

Operating income (loss) .................................       (21,124)    (1,014,231)
Interest expense:
                 Interest and finance charges ...........       138,452        118,619
                 Amortization of debt issuance costs ....        27,200         76,654
                                                            -----------    -----------
                                 Total interest expense .       165,652        195,273
                                                            -----------    -----------
Net income (loss) .......................................   $  (186,776)   $(1,209,504)
                                                            ===========    ===========
Other comprehensive income (loss) .......................          --             --
Comprehensive net income (loss) .........................   $  (186,776)   $(1,209,504)
                                                            ===========    ===========

Calculation of basic and diluted income (loss) per share:

  Net income (loss) .....................................   $ (186, 776)   $(1,209,504)
                                                            ===========    ===========
  Effect of non-cash dividends on convertible
     Preferred stock ....................................      (273,806)          --
  Net income (loss) applicable to common shares .........   $  (460,582)   $(1,209,504)
                                                            ===========    ============
  Basic and diluted loss per common share
      And share equivalents .............................   $     (0.11)   $     (0.30)
                                                            ===========    ===========

  Weighted average number of common shares
      share equivalents outstanding .....................     4,103,525      4,083,739
                                                            ===========    ===========



            See accompanying notes to condensed financial statements

Item 1. Financial Statements



                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                    June 30,

                                                                            1998          1997
                                                                           -----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:

         Net loss ....................................................   $  (186,776)   $(1,209,504)
         Adjustments used to reconcile net loss to net
           cash used for operating activities:
                  Depreciation and amortization ......................       188,417        139,027
                  Amortization of common stock options ...............          --           53,685
                  Deferred rent ......................................         4,552          8,746
                  Stock compensation .................................        10,938           --

         Increase (decrease) from changes in:
                             Accounts receivable .....................        26,618        (14,776)
                           Merchandise inventories ...................    (1,503,233)      (457,854)
                           Other current assets ......................      (127,228)       101,504
                           Deposits and other assets .................       (93,072)        12,420
                           Accounts payable ..........................     1,249,369        602,459
                             Accrued expenses and other liabilities ..      (527,702)      (165,469)
                                                                         -----------    -----------
                             Net cash used for operating activities ..      (958,117)      (929,762)
                                                                          -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment .........................      (461,745)       (64,518)
                                                                         -----------    -----------
                             Net cash used for investing activities ..      (461,745)       (64,518)
                                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of preferred and common stock ........          --          700,501
         Change in bank overdraft ....................................          --          (41,443)
         Net borrowings on financing agreement
                                                                           1,076,497        387,188
         Net repayments of notes payable and capital leases
                                                                             (16,166)          --
                                                                          -----------    -----------
                             Net cash provided by financing activities     1,093,664        979,580
                                                                          -----------    -----------
Net decrease in cash .................................................      (359,531)       (14,700)
Cash at beginning of quarter .........................................       648,986        177,722
Cash at end of quarter ...............................................   $   289,455    $   163,022

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

Note 2. Debt Conversion

     In June 1998, ABC Fund, Ltd. ("ABC") - a Belize corporation and an affiliate of the Company and the holder of a 5% convertible secured subordinated debenture dated January 21, 1998 and due August 15, 2000 (the "Debenture") - offered to amend the terms of the Debenture to enable the conversion of the principal amount and accrued interest thereon, into shares of the Company's Series E Preferred Stock ("Series E Stock"), at a conversion price of $1.00 per share. The conversion price represents a 33% discount to the trading price of the Series E Stock and was determined on the basis of the security's trading price, the illiquidity of the restricted Series E Stock, and the absence of registration rights of same. Simultaneously, ABC elected to convert the Debenture as of June 30, 1998, whereby $1.5 million in principal amount and $33,333 in accrued interest was converted into 1,533,333 shares of Series E Stock. ABC did not receive any registration rights regarding the shares.

     Simultaneous with the conversion of the Debenture, ABC terminated the Subordinated Security Agreement between the parties and the Intercreditor and Subordination Agreement, dated January 21, 1998, by and between ABC and FINOVA Capital Corporation ("FINOVA"), the Company's working capital lender (which is not affiliated with the Company).

     ABC, or its assigns, retained a right included in the Debenture, to purchase up to an aggregate of 25% of the outstanding shares of common stock of a subsidiary (Toys International, Inc.) of the Company. The purchase price per share shall equal the net book value per share of the subsidiary's common stock as of the date of exercise using generally accepted accounting principals. The calculation of the number of shares subject to this right and the purchase price per share shall be as of the date that the Company receives notification that the right is being exercised. This right shall extend until August 15, 2000, which shall automatically extend until August 15, 2003 unless earlier terminated by ABC or its assignee.

     Management agreed to convert ABC's subordinated debenture as the conversion of the debt to equity resulted in a strengthened equity position which management believes provides confidence to the Company's working capital lender and trade creditors. Further, converting the debt to equity eliminated on-going interest expense requirements as well as the cash flow required to repay the debenture.

     From an accounting standpoint, the Company has treated the issuance of the shares of Series E Stock in a manner consistent with the treatment prescribed by EITF Topic No. D-60, as discussed further in Note 4. This accounting treatment resulted in the allocation of the $1,500,000 in proceeds from the conversion of the debt to the beneficial conversion feature of the securities. The allocation represents a discount in the recorded value of the Series E shares that will be amortized over the minimum holding period and recorded as a non-cash dividend.

Note 3. Subsequent Events

     On July 15, 1998, the Company borrowed $300,000 from Breaking Waves, Inc., an affiliate, and issued an unsecured 9% promissory note (the "Note"). The Note calls for five monthly installments of principal and interest commencing in August 1998 and ending December 30, 1998.

     On July 22, 1998, the Company entered into a Lead Generation/Corporate Relations Agreement with Corporate Relations Group, Inc. ("CRG"), a Florida corporation not affiliated with the Company, pursuant to which CRG shall provide investor and public relations services to the Company for a period of five years. Under the terms of the Agreement, the Company paid $100,000 to CRG upon execution of the agreement and agreed to issue 50,000 shares of the Company's Series E Stock as a reimbursement for expenses. In addition, the Company granted to CRG options to purchase 350,000 shares of Common Stock at an exercise price of $0.78125 per share and 400,000 shares of Series E Stock at an exercise price of $2.25 per share. In a related agreement, the Company issued options to four principals of CRG entitling each to purchase 25,000 shares of Common Stock at an exercise price of $0.78125 and 75,000 shares of Series E Stock at an exercise price of $2.25 per share. In connection with these options, the Company recorded approximately $35,000 in compensation ($10,000 for the Series E Stock options and $25,000 for the Common Stock options) based on an option pricing model which considered the volatility of the securities' stock prices, and the short life of the options, 2/3 of which are exercisable for a two month period and the remaining 1/3 of which are exercisable for a six month period.

     On July 27, 1998, the Company sold 100,000 shares of Series E Stock to United Textiles & Toys Corp. ("UTTC"), the Company's principal stockholder, for $100,000. In determining the purchase price paid by UTTC, the trading price of the Company's Series E Stock - along with the applicable discounts for illiquidity, lack of marketability, and lack of registration rights - were considered. The trading price of approximately $2.00 per share was discounted by 50% for the above reasons.

     Effective July 30, 1998, the Company and FINOVA amended the Company's credit agreement to increase the maximum level of borrowings under the agreement from $7.1 million to $7.6 million.

Note 4. Restatement of Financial Statements

     The Company has restated its financial statements for the year ended March 31, 1998 from those originally presented, to conform with Topic No. D-60 of the Emerging Issues Task Force. Topic D-60 communicated the views of the staff of the Securities and Exchange Commission that the portion of the proceeds upon issuance of convertible preferred stock allocable to the beneficial conversion feature should be recorded as additional paid-in capital and recognized as a dividend over the minimum period in which the preferred shareholders can realize the conversion.

     Each share of the Company's Series E Stock, which stock was issued in varying amounts on various dates, includes a beneficial conversion feature whereby each share is convertible into six shares of the Company's Common Stock, at the option of the holder, at no additional conversion price.

     The beneficial conversion feature is measured at the date of issuance of the Series E Stock as the difference between the conversion price, which is $0, and the market value of the Common Stock into which the Series E Stock is convertible, limited to the proceeds received from the issuance of the Series E Stock. Based on the calculations prescribed by Topic No. D-60, all proceeds initially received by the Company from the issuances of the Series E Stock should initially be recorded as additional paid-in capital, as 100% of the proceeds are allocable to the beneficial conversion feature. Over the required holding period, a non-cash dividend is recorded reducing the retained earnings (or increasing the accumulated deficit) and increasing the balance recorded as Series E Stock in the balance sheet. Thus, there is no net effect on the total shareholders' equity of the Company.

     However, the Company has also restated its net loss per common share as presented in the statement of operations for the year ended March 31, 1998, as the dividend attributable to the beneficial conversion feature of the Series E Stock reduces the amount of net income (or increases the amount of net loss) applicable to the common shares.

     In applying the provisions of Topic D-60, the Company has recorded dividends of $273,806 for the three months ended June 30, 1998. No such dividends were recorded for the three months ended June 30, 1997.

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

     The Company is a subsidiary of United Textiles & Toys Corp. ("UTTC"), which currently owns approximately 60.1% of the issued and outstanding shares of the Company's Common Stock. UTTC is a Delaware corporation and public company which was organized in March 1991 and commenced operations in October 1991. It formerly designed, manufactured, and marketed a variety of lower priced women's dresses, gowns, and separates (blouses, camisoles, jackets, skirts, and pants) for special occasions and formal events. In April 1998, UTTC ceased all operating activities; it now operates solely as a holding company.

For the three months ended June 30, 1998 compared to the three months ended June 30, 1997

     The Company generated net sales of $6,357,395 for the three months ended June 30, 1998. This represented an increase of $3,214,582, or 102%, from net sales of $3,142,813 in the three months ended June 30, 1997. Approximately $1,900,000 of this sales growth came from increases in same store sales. The remaining increase in sales of approximately $1,300,000 is attributable to sales from the Company's new stores. The Company's same store sales increased by approximately 69% for the three months ended June 30, 1998 over the three months ended June 30, 1997. Specialty toys represented the primary contributor to the sales growth from a sales mix standpoint.

     The Company posted a gross profit of $2,651,064 for the three months ended June 30, 1998, representing an increase of $1,481,616, or 127%, from the gross profit of $1,169,448 for the three months ended June 30, 1997. This represented an increase in the Company's gross margin from 37.2% for the June 1997 quarter to 41.7% for the June 1998 quarter. This 4.5% gross margin improvement was largely due to the ongoing implementation of the Company's business plan to sell educational, new electronic interactive, and specialty and collectible toys and items in high traffic malls from its prior plan of selling traditional toys in stores located in strip shopping centers. The mix of specialty and educational toys, generally produce better margins than traditional toys.

     Operating expenses for the three months ended June 30, 1998 were $2,483,771. This represented a $439,119, or 21.5%, increase in the Company's operating expenses from a level of $2,044,652 for the three months ended June 30, 1997. The operating expense increase was primarily due to a $280,034 growth in payroll and payroll-related expense largely related to the opening of new locations.

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

     As a result of the $1,481,616 increase in gross profit partially offset by the $488,509 increase in total operating expenses, the Company's operating loss decreased by $993,107 from an operating loss of $1,014,231 during the three months ended June 30, 1997 to an operating loss of $21,124 during the three months ended June 30, 1998.

     Interest expense totaled $165,652 for the three months ended June 30, 1997. This represented a $29,621, or 15.2%, decrease from interest expense of $195,273 for the three months ended June 30, 1997. The primary reason for the decrease was the completion of the amortization of debt issuance costs related to the Company's previous financing arrangement in the fiscal year ended March 31, 1998 in connection with the Company's prior credit financing company. Those charges were recorded as interest expense. The Company had amortization expense of $27,200 in the June 1998 quarter related to the FINOVA financing agreement.

     As a result of the above mentioned factors, the Company recorded a net loss of $(186,776) for the three months ended June 30, 1997. This represented a $1,022,728 improvement over the net loss of $(1,209,504) recorded in the three months ended June 30, 1997.

     For the three months ended June 30, 1998, net loss of $(186,776) was increased by non-cash dividends of $273,806 in order to determine the net income
(loss) applicable to common shares. The non-cash dividends represent amortization of the discount recorded upon issuance of Series E Stock with a beneficial conversion feature. No dividends in the form of securities or other assets were actually paid out. There was no such dividend recorded for the June 1997 period.

     The basic and diluted loss per share for the three months ended June 1998 was $(0.11) compared to a basic and diluted net loss per share in the comparable June 1997 quarter of $(0.30). The weighted average number of common shares outstanding increased from 4,083,739 in the June 1997 quarter to 4,103,525 in the June 1998 quarter.

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

     During the three month quarter ended June 30, 1998, the Company used $958,117 of cash in its operations compared to $929,762 used in operations for the three month quarter ended June 30, 1997. The Company's net loss was approximately $187,000 and $1,209,000, respectively, in those quarters.

     The Company used $461,745 of cash in its investing activities during the three month quarter ended June 30, 1998 compared to $64,518 for the three month quarter ended June 30, 1996. All of the Company's investing activities related to purchases of property and equipment, primarily related to openings of new stores.

     The Company generated $1,060,331 from its financing activities in the three month quarter ended June 30, 1998 compared to the generation of $979,580 from financing activities for the three month quarter ended June 30, 1996. The primary cash contribution to the Company's financing activities in the June 1998 quarter was net borrowing of $1,076,497 under its financing agreement. In the June 1997 quarter, the primary contribution to the Company's financing activities was from $700,000 in proceeds from the issuance of preferred stock. In both quarters, the proceeds of financing activities were used to finance the Company's working capital and capital expenditure requirements and operating losses.

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

     The Company has signed leases to open five additional stores in high traffic malls in 1998, including locations in Texas, Illinois, Michigan and southern California. The cost involved in opening these five new locations will require a estimated capital expenditure of approximately $1.3 million to $1.6 million. The Company plans to finance the capital expenditure through a combination of working capital, landlord tenant improvement contributions, capital leases, drawing down on its credit line and through additional equity investments, though the Company does not presently have any agreements to obtain said equity investments and can not give any assurances that it will have the funds when needed to meet the capital requirements to open these locations. In May 1998, the Company commenced an offering of Units, each Unit comprising one share of the Company's Series F Preferred Stock and one Series F Preferred Stock Purchase Warrant at a purchase price of $3.00 per Unit, through Morgan Grant Capital Group, Inc., as placement agent. The offering was terminated, and no funds were raised thereby. In June 1998, the Company entered into a five-year capital lease for approximately $84,000 to partially finance the cost of its relocated Century City store. The Company is in the documentation process for an additional capital lease to partially finance the cost of its Nevada store.

     In July 1998, the Company and FINOVA Capital Corporation, its working capital lender, amended the Company's credit agreement to increase the maximum level of borrowings under the agreement from $7.1 million to $7.6 million. The Company expects to utilize this additional amount on its credit line to partially finance either its working capital, particularly inventory purchases, or the capital expenditure requirements noted above.

     In July 1998, the Company borrowed $300,000 from Breaking Waves, an affiliate, under an unsecured 9% promissory note (the "Note"). The Note calls for monthly principal and interest payments through December 30, 1998, when the
Note is scheduled for repayment in full.

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

Trends Affecting Liquidity, Capital Resources and Operations

     As a result of its planned merchandise mix change to emphasize specialty and educational toys, the Company enjoyed significant sales and gross profits in the three months ended June 30, 1998. Which specialty and educational mix includes; collectible die cast cars, specialty yo-yo's, Rokenbok and Learning Curve toys, and Beanie Babies(R) and other plush and educational toys. While the Company believes these particular toys will remain popular with its customer base for the remainder of calendar year 1998, there can be no assurance that these particular specialty toys will continue to contribute strongly to the Company's sales and gross profits. The history of the toy industry, however, indicates that there is generally at least one highly popular toy every year.

     The Company's current sales efforts focus primarily on a defined geographic segment consisting of the southern California area and the southwestern United States. The Company's future financial performance will depend upon (i) continued demand for toys and hobby items and management's ability to adapt to continuously changing consumer preferences and the market for such items, (ii) on general economic conditions within the Company's geographic market area, as same may be expanded, (iii) the Company's ability to choose locations for new stores, (iv) the Company's ability to purchase products at favorable prices and on favorable terms, and (v) the effects of increased competition.

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

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K

     (a) The following exhibits, except those designated with an (*), which are filed herewith, were previously filed with the Company's Form 10-QSB for the quarter ended June 30, 1998:


10.94          Lease Agreement for Store-Concord Mills (Play Co. Toys)
10.95          Lease Agreement for Store-Katy Mills (Play Co. Toys)
10.96          Lease Agreement for Store-Concord Mills (Toy Co.)
10.97          Lease Agreement for Store-Katy Mills (Toy Co.)
10.98          Lease Agreement for Store-Ontario Mills (Toy Co.)
10.99          Amendment No. 1 to Finova Loan Agreement
10.100p        Amendment to Lease Agreement for Store-Rancho Cucamonga (Play Co. Toys)  (filed via Form SE)
10.101         Company & Corporate Relations Group, Inc. Lead Generation/Corporate Relations Agreement, dated July 22, 1998
27.01*         Financial Data Schedule


(b) During the quarter ended June 30, 1998, no reports on Form 8-K were filed with the Securities and Exchange Commission.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March 1999.


                                        PLAY CO. TOYS & ENTERTAINMENT CORP.



By: /s/ Richard Brady
Richard L. Brady
President and Chief Executive Officer


By: /s/ James B. Frakes
James B. Frakes
Chief Financial Officer