Form 10QSB/A
period 1998-09-30
PLAY CO TOYS & ENTERTAINMENT CORP
filed 1999-04-05
CIK 927643

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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
                                                                                                                        Page Number

Item 1.              FINANCIAL STATEMENTS

                     Condensed balance sheets as of  September 30, 1998                                                         3
                     and March 31, 1998.

                     Condensed statements of operations and comprehensive net loss for the
                     three months and six months ended September 30, 1998 and 1997.                                             4

                     Condensed statements of cash flows for the six months ended September 30, 1998 and 1997.
                                                                                                                                5
                     Notes to condensed financial statements                                                                  6-7

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS
                                                                                                                             8-14
PART II. OTHER INFORMATION

                                                                                                                               15
Item 1.              LEGAL PROCEEDINGS

Item 2.              CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                 15

Item 3.              DEFAULTS UPON SENIOR SECURITIES                                                                           15

Item 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                       15

Item 5.              OTHER INFORMATION                                                                                         15

Item 6.              EXHIBITS AND REPORTS ON FORM 8-K                                                                          15

                     Signatures                                                                                                16

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)
                            CONDENSED BALANCE SHEETS


                                     ASSETS
                                                                          September 30, 1998 March 31, 1998
                                                                          (unaudited)        (Restated)
Current
            Cash .................................................          $    423,634   $   648,986
            Accounts receivable ..................................                57,517        78,594
            Merchandise inventories ..............................            12,185,130     7,872,804
            Other current assets .................................              934,171       433,928
                                                                             -----------   -----------

                                              Total current assets            13,600,452     9,034,312

Property and Equipment, Net of accumulated
            Depreciation and amortization of $3,788,081
             and $3,414,235, respectively ........................             3,558,297     2,782,386
Deposits and other assets ........................................             2,490,037     2,323,189
                                                                             -----------   -----------

                                                                             $19,648,786   $14,139,887
                                                                             ===========   ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY
                                                                        September 30, 1998 March 31, 1998
Current
           Accounts payable ..............................................     5,649,940      3,505,230
           Accrued expenses and other liabilities ........................       197,721        726,601
           Current portion of notes payable and capital leases ...........     1,340,250        350,000
                                                                             -----------    -----------

                   Total current liabilities .............................     7,187,911      4,581,831
Borrowings under financing agreement .....................................     8,481,996      5,445,198
Notes payable and capital leases, net of current portion .................       157,200      1,500,000
Deferred rent liability ..................................................       119,453        110,351

     Stockholders' equity:
           Convertible series E preferred stock, $1 par, 10,000,000 shares
             authorized: 5,858,903 and 4,200,570 shares outstanding ......     4,748,031      3,974,376
           Common stock, $.01 par value, 40,000,000 shares
             authorized; 4,109,198 and 4,083,519 shares outstanding ......        41,035         41,035
           Additional paid-in-capital ....................................    14,596,252     12,927,718
           Accumulated deficit ...........................................   (15,683,092)   (14,440,822)
                                                                             -----------    -----------


                                              Total stockholders' equity .     3,702,226      2,502,507
                                                                             -----------    -----------


                                                                             $19,648,786    $14,139,887
                                                                             ===========    ===========


            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                       CONDENSED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE NET LOSS
                                   (Unaudited)
                                   (Restated)

                                                              Three Months Ended September 30,  Six-months Ended September 30,

                                                                 1998                1997            1998          1997
                                                                        ----



Net sales ...................................................   $  6,098,315    $  4,228,780    $ 12,455,710    $  7,371,593
Cost of Sales ...............................................      3,414,054       2,384,717       7,120,385       4,358,082
                                 Gross profit ...............      2,684,261       1,844,063       5,335,325       3,013,511
                                                                ------------    ------------    ------------    ------------
Operating expenses:
                 Operating expenses .........................      2,610,120       2,028,571       5,093,891       4,056,974
                 Depreciation and amortization ..............        193,794         139,026         382,211         278,053
                                                                ------------    ------------    ------------     -----------
                                 Total operating expenses ...      2,803,914       2,167,597       5,476,102       4,334,027
                                                                ------------    ------------    ------------     -----------



Operating loss ..............................................       (119,653)       (323,534)       (140,777)     (1,321,516)
                                                                ------------    ------------    ------------     -----------
Interest expense:
                          Interest and finance charges ......        156,860         127,767         295,312         249,512
                          Amortization of debt issuance costs         27,202          89,778          54,402         179,555
                                                                ------------    ------------    ------------    ------------
                                 Total interest expense .....        184,062         217,545         349,714         429,067
                                                                ------------    ------------    ------------    ------------

Net income (loss) ...........................................   $   (303,715)   $   (541,079)   $   (490,491)   $ (1,750,583)
Other comprehensive income (loss) ...........................              0               0               0               0
                                                                ------------    ------------    ------------     -----------
Comprehensive net income (loss) .............................   $   (303,715)   $   (541,079)   $   (490,491)   $ (1,750,583)
                                                                ============    ============    ============     ============
Calculation of basic and diluted income (loss) per share:

  Net income (loss) .........................................   $   (303,715)   $   (541,079)   $   (490,491)   $ (1,750,583)
  Effects of non-cash dividends on convertible
     preferred stock ........................................       (477,973)     (1,200,000)       (751.779)     (1,200,000)
   Net income (loss) applicable to common
      shares ................................................   $   (781,688)   $ (1,741,079)   $ (1,242,270)   $ (2,950,583)
  Basic and diluted loss per common share
                 and share equivalents ......................   $      (0.19)   $      (0.42)   $      (0.30)   $      (0.72)
                                                                ============    ============    ============     ============



  Weighted average number of common shares
          and share equivalents outstanding .................      4,103,525       4,103,519       4,103,525       4,093,683
                                                                ============    ============    ============     ============

            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Six-months Ended September 30,

                                                                              1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:

         Net loss ....................................................   $  (490,491)   $(1,750,583)
         Adjustments used to reconcile net loss to net
           cash used for operating activities:
                  Depreciation and amortization ......................       382,211        278,053
                  Amortization of common stock options ...............          --          107,372
                  Deferred rent ......................................         9,102          8,746
                  Stock compensation .................................        21,876           --
         Increase (decrease) from changes in:
                             Accounts receivable .....................        21,077       (338,764)
                           Merchandise inventories ...................    (4,312,326)    (1,263,705)
                           Other current assets ......................      (500,243)        13,418
                           Deposits and other assets .................      (163,756)      (214,050)
                           Accounts payable ..........................     2,144,710      1,441,513
                             Accrued expenses and other liabilities ..      (528,880)      (262,085)
                                                                         -----------    -----------
                             Net cash used for operating activities ..    (3,416,720)    (1,907,085)
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment .........................    (1,149,757)      (366,258)
                                                                         -----------    -----------
                             Net cash used for investing activities ..    (1,149,757)      (366,258)
                                                                         -----------    -----------
ASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds from issuance of preferred and common stock ........       156,877      1,250,501
         Net borrowings on line of credit ............................     3,036,798      1,195,359
         Borrowings under notes payable and capital leases, net ......     1,147,450        (91,666)
                                                                         -----------    -----------
                             Net cash provided by financing activities     4,341,125      2,354,194
                                                                         -----------    -----------
Net (decrease) increase in cash ......................................      (225,352)         7,851
Cash at beginning of period ..........................................       648,986        177,722
Cash at end of period ................................................   $   423,634    $   185,573


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

Note 2. Amendment of Loan and Security Agreement

     Effective September 24, 1998, the Company and FINOVA Capital Corporation ("FINOVA"), the Company's working capital lender (which is not affiliated with the Company), amended the Company's Loan and Security Agreement to increase the maximum level of borrowings under the Agreement from $7.6 million to $8.6 million through December 31, 1998. Beginning on January 1, 1999, the maximum level of borrowings under the Agreement will return to the $7.6 million level.

Note 3. Leases

     During the three-month period ended September 30, 1998, the Company entered into several capital leases to help finance its new computer system and several new stores. The leases are for an aggregate principal amount of $280,719 and bear interest at rates varying between 10.8% and 18%.

Note 4. Secured Subordinated Promissory Note

     On September 18, 1998, the Company borrowed $1,000,000 from Amir Overseas Capital Corp. ("Amir"), a company not affiliated with the Company, under a Secured Subordinated Promissory Note. The Note bears interest at 12% and calls for three installment payments ending December 23, 1998.

Note 5. Subsequent Events

     On November 9, 1998, the Company borrowed $250,000 from Amir under a Promissory Note. The Note bears interest at 12% and calls for repayment on January 29, 1999.

Note 6. Restatement of Financial Statements

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

     The Company's Series E Preferred Stock ("Series E Stock"), which stock was issued in varying amounts on various dates, includes a beneficial conversion feature whereby each share is convertible into six shares of the Company's Common Stock, at the option of the holder, at no additional conversion price.

     The beneficial conversion feature is measured at the date of issuance of the Company's Series E Stock as the difference between the conversion price, which is $0, and the market value of the Common Stock into which the Series E Stock is convertible, limited to the proceeds received from the issuance of the Series E Stock. Based on the calculations prescribed by Topic No. D-60, all proceeds initially received by the Company from the issuances of the Series E Stock should initially be recorded as additional paid-in capital, as 100% of the proceeds are allocable to the beneficial conversion feature. Over the required holding period, a non-cash dividend is recorded reducing the retained earnings (or increasing the accumulated deficit) and increasing the balance recorded as Series E Stock in the balance sheet. Thus, there is no net effect on the total shareholders' equity of the Company.

     However, the Company has also restated its net loss per common share as presented in the statement of operations for the year ended March 31, 1998, as the dividend attributable to the beneficial conversion feature of the Series E Stock reduces the amount of net income (or increases the amount of net loss) applicable to the common shares.

     In applying the provisions of Topic D-60, the Company has recorded dividends of $477,973 and $1,200,000 for the three month periods ended September 30, 1998 and 1997, respectively, and $751,779 and $1,200,000 for the six month periods ended September 30, 1998 and 1997, respectively.

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

     The Company's operations are substantially controlled by United Textiles & Toys Corp. ("UTTC"), the Company's parent, which currently owns approximately 60.1% of the issued and outstanding shares of the Company's Common Stock. UTTC is a Delaware corporation and public company which was organized in March 1991 and commenced operations in October 1991. It formerly designed, manufactured, and marketed a variety of lower priced women's dresses, gowns, and separates (blouses, camisoles, jackets, skirts, and pants) for special occasions and formal events. In April 1998, UTTC ceased all operating activities; it now operates solely as a holding company.

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

     As a result of the above-mentioned factors, the Company recorded a net loss of $303,715 for the three months ended September 30, 1998. This represented a $237,364 reduction from the net loss of $541,079 recorded in the three months ended September 30, 1997. For the three month periods ended September 30, 1998 and 1997, the net loss of $303,715 and $541,079, respectively, was increased by non-cash dividends of $477,973 and $1,200,000, respectively, in order to determine the net loss applicable to common shares. The non-cash dividends represent amortization of the discount recorded upon the issuance of Series E Stock with a beneficial conversion feature. No dividends in the form of securities or other assets were actually paid out.

     The basic and diluted net loss per common share for the September 1998 period was $0.19 compared to a basic and diluted net loss per common share in the September 1997 period of $0.42, an improvement of $0.23 per share.

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

     As a result of the above-mentioned factors, the Company recorded a net loss of $490,491 for the six-month period ended September 30, 1998. This represented a $1,260,092 reduction from the net loss of $1,750,583 recorded in the six-month period ended September 30, 1997. For the six month periods ended September 30, 1998 and 1997, the net loss of $490,491 and $1,750,583, respectively, was increased by non-cash dividends of $751,779 and $1,200,000, respectively, in order to determine the net loss applicable to common shares. The non-cash dividends represent amortization of the discount recorded upon the issuance of Series E Stock with a beneficial conversion feature. No dividends in the form of securities or other assets were actually paid out. The basic and diluted net loss per common share for the September 1998 period was $0.30 compared to a basic and diluted net loss per common share in the September 1997 period of $0.72, an improvement of $0.42 per share.

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

     The Company has generated operating losses for the past several years and has historically financed those losses and its working capital requirements through loans and sales of the Company's equity securities, primarily through the sale of the Company's Series E Stock. There can be no assurance that the Company will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to achieve profitability.

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

     On September 18, 1998, the Company borrowed $1,000,000 from Amir under a Secured Subordinated Promissory Note. The Note bears interest at 12% and calls for three installment payments ending December 23, 1998. On November 9, 1998, the Company borrowed an additional $250,000 from Amir under a Promissory Note. The Note bears interest at 12% and calls for repayment on January 29, 1998.

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

Year 2000

     Earlier in 1998 the Company developed a plan to upgrade its existing management information system ("MIS") and computer hardware and to become year 2000 compliant. The Company has now purchased the necessary hardware and software and is in the process of installing the software. The Company expects to complete the MIS upgrade by late November 1998 and to finish the year 2000 compliance work in the first half of 1999.

     To finance the cost of the new hardware in the computer upgrade project, the Company entered into a lease in the amount of $82,472 bearing an interest rate of 10.8%. The total cost of the hardware and software purchased for the project was approximately $100,000.

     Beyond the above noted internal year 2000 system issue, the Company has no current knowledge of any outside third party year 2000 issues that would result in a material negative impact on its operations. Management has reviewed its material vendors' (i.e., Mattel, Inc. and Hasbro, Inc.) and financing arm's (FINOVA) recent SEC filings vis a vis year 2000 risks and uncertainties and, on the basis thereof, is confident that the steps the Company has taken to become year 2000 compliant are sufficient. In continuation of this review, the Company shall continue to monitor or otherwise obtain confirmation from the aforesaid entities - and such other entities as management deems appropriate - as to their respective degrees of preparedness. To date, nothing has come to the attention of the Company that would lead it to believe that its material customers, vendors, and/or service providers will not be year 2000 ready. Year 2000 readiness is a priority of the Company, and the Company believes that it is taking such reasonable and prudent steps as are necessary to mitigate the risks associated with potential year 2000 difficulties; however, the effect, if any, of year 2000 problems on the Company's results of operations if the Company's or its customers, vendors, or service providers are not fully compliant cannot be estimated with any degree of certainty. Nonetheless, the most likely impact on the Company would be a reduced level of activity in the fourth quarter of the fiscal year ended March 31, 2000, a time at which, as a result of the seasonality of the Company's business, its activities in sales, manufacturing, and sourcing are at their low.

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

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K

     (a) The following exhibits, except those designated with an (*), which are filed herewith, were previously filed with the Company's Form 10-QSB for the quarter ended September 30, 1998:


10.103               Promissory Note with Amir Overseas Capital Corp. (dated September 18, 1998)
10.104               Promissory Note with Amir Overseas Capital Corp. (dated November 9, 1998)
10.105*              Lease Agreement for Store - Dallas (Grapevine Mills)
10.106*              Lease Agreement for Store - Thousand Oaks
10.107*              Lease Agreement for Store - Detroit (Great Lakes Crossing)
10.108*              Lease Agreement for Store - Chicago  (Gurnee Mills)
10.109*              Phoenix Leasing Incorporated Loan and Security Agreement and Ancillary Documents (October 1998)
27.01*               Financial Data Schedule

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