Form 10QSB/A
period 1998-12-31
PLAY CO TOYS & ENTERTAINMENT CORP
filed 1999-04-05
CIK 927643

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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                                           Page Number

Item 1.              FINANCIAL STATEMENTS

                     Condensed Balance Sheets as of  December 31, 1998 (unaudited)                                              3
                     and March 31, 1998.

                     Condensed Statements of Operations and Comprehensive Net Loss
                     for the Three Months and Nine Months Ended December 31, 1998
                     and 1997 (unaudited).                                                                                      4

                     Condensed Statements of Cash Flows for the Nine Months Ended
                     December 31, 1998 and 1997 (unaudited).                                                                    5

                     Notes to Condensed Financial Statements                                                                  6-8

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF  OPERATIONS                                                                               9-16

PART II. OTHER INFORMATION

                                                                                                                               17
Item 1.              LEGAL PROCEEDINGS

Item 2.              CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                 17

Item 3.              DEFAULTS UPON SENIOR SECURITIES                                                                           17

Item 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                       17

Item 5.              OTHER INFORMATION                                                                                         17

Item 6.              EXHIBITS AND REPORTS ON FORM 8-K                                                                       17-18

                     Signatures                                                                                                19


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)
                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                                                              December 31, 1998     March 31, 1998

                                                                                                  (unaudited)          Restated
                                                                                     -----------------------   ---------------------
Current
Cash ...........................................................................................   $  1,219,989    $    648,986
Accounts receivable ............................................................................        110,734          78,594
Merchandise inventories ........................................................................     10,824,770       7,872,804
Other current assets ...........................................................................      1,736,769         433,928
                                                                                                   ------------    ------------
Total current assets ...........................................................................     13,892,262       9,034,312

Property and Equipment, Net of accumulated
Depreciation and amortization of $4,121,412
And $3,414,235, respectively ...................................................................      4,343,204       2,782,386
Deposits and other assets ......................................................................      2,385,027       2,323,189
                                                                                                   ------------    ------------
                                                                                                   $ 20,620,493    $ 14,139,887
                                                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                              December 31, 1998   March 31, 1998

Current
Accounts payable ...............................................................................   $  5,218,239    $  3,505,230
Accrued expenses and other liabilities .........................................................        781,371         726,601
Current portion of notes payable and capital leases (Note 4) ...................................        405,965         350,000
                                                                                                   ------------    ------------
Total current liabilities ......................................................................      6,405,575       4,581,831

Borrowings under financing agreement ...........................................................      7,754,215       5,445,198

Notes payable, and capital leases, net of current portion ......................................        620,030       1,500,000

Deferred rent liability ........................................................................        124,005         110,351
                                                                                                   ------------    ------------

Total liabilities ..............................................................................     14,902,825       1,637,380
                                                                                                   ------------    ------------


Stockholders' equity
Series E convertible preferred stock, $1 par
10,000,000 shares authorized;
5,883,903 and 4,200,570 shares outstanding 5,236,642 3,974,376
Common stock, $.01 par value, 40,000,000 shares
authorized; 5,509,197 and 4,103,519 shares outstanding .........................................         55,035          41,035

Additional paid-in-capital .....................................................................     15,087,422      12,927,918
Accumulated deficit ............................................................................    (14,662,431)    (14,440,822)
                                                                                                   ------------    ------------
Total stockholders' equity .....................................................................      5,716,668       2,502,507
                                                                                                   ------------    ------------
                                                                                                   $ 20,620,493    $ 14,139,887
                                                                                                   ============    ============

            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                       CONDENSED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE NET LOSS
                                   (Unaudited)

                                                                    Three Months Ended December 31,         Nine Months Ended
                                                                                                              December 31,

                                                                          1998              1997           1998             1997


Net sales ..........................................................   $ 14,715,952    $ 10,396,440    $ 27,171,662    $ 17,768,033

            Cost of sales ..........................................      8,545,336       6,381,992      15,665,721      10,740,074
                                                                       ------------    ------------    ------------    ------------
            Gross profit ...........................................      6,170,616       4,014,448      11,505,941       7,027,959

                Operating expenses:
                                     Operating expenses ............      4,052,115       2,716,214       9,146,006       6,773,188
                          Depreciation and amortization ............        324,975         161,982         707,186         440,035
                                                                       ------------    ------------    ------------    ------------
            Total operating expenses ...............................      4,377,090       2,878,196       9,853,192       7,213,223

            Operating profit (loss) ................................      1,793,526       1,136,252       1,652,749        (185,264)
                  Interest expense:
                           Interest and finance charges ............        221,860         165,933         517,172         415,445
                    Amortization of debt issuance costs ............         73,032          88,653         127,434         268,208
                                                                       ------------    ------------    ------------    ------------
            Total interest expense .................................        294,892         254,586         644,606         683,653

                  Net income (loss) ................................   $  1,498,634    $    881,666    $  1,008,143    $   (868,917)
                                                                       ============    ============    ============    ============
        Other comprehensive income (loss) ..........................              0               0               0               0
     Comprehensive net income (loss) ...............................   $  1,498,634    $    881,666    $  1,008,143    $   (868,917)

                  Calculation of Basic and Diluted Income Per Share:
                Net income (loss) ..................................   $  1,498,634    $    881,666    $  1,008,143    $   (868,917)
          Effect of non-cash dividends on preferred stock                  (477,973)           --        (1,229,752)     (1,200,000)
                                                                       ------------    ------------    ------------    ------------


Net income (loss) applicable to common shares
                                                                       $  1,020,661    $    881,666    $   (221,609)   $ (2,068,917)
                                                                       ============    ============    ============    ============
Basic income (loss) per common
Share and share equivalents ........................................   $       0.22    $       0.21    $      (0.05)   $      (0.50)
                                                                       ============    ============    ============    ============

Weighted average number of
Shares and share equivalents outstanding - basic
                                                                          4,666,562       4,103,519       4,291,883       4,096,974
                                                                       ============    ============    ============    ============

Diluted income (loss) per common
share and share equivalents ........................................   $       0.03    $       0.04    $      (0.01)            n/a
                                                                       ============    ============    ============    ============
Weighted average number of common
share and share equivalents outstanding - diluted
                                                                         36,069,029      24,904,765      39,820,796             n/a
                                                                        ============    ============    ============    ============


            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          Nine Months Ended December 31,
                                                                            -----------    ------------
                                                                                1998           1997
                                                                            -----------    ------------
                      CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss) .......................................................   $ 1,008,143    $  (868,917)

Adjustments used to reconcile net income (loss) to net cash used for operating activities:
                   Depreciation and amortization ........................       707,186        440,035
                   Amortization of debt issuance costs ..................       127,434        268,208
                   Deferred rent ........................................         4,552         29,073
                   Stock compensation ...................................        32,814           --

Increase (decrease) from
changes in:
                   Accounts receivable ..................................       (32,140)      (256,915)
                   Merchandise inventories ..............................    (2,951,966)      (519,083)
                   Other current assets .................................    (1,302,841)        83,889
                   Deposits and other assets ............................      (213,123)      (122,073)
                   Accounts payable .....................................     1,713,009        180,313
                   Accrued expenses and other liabilities ...............        54,770        448,319
                                                                            -----------    -----------
                   Net cash used for operating activities ...............       852,162        317,151
                                                                            -----------    -----------

                      CASH FLOWS FROM INVESTING ACTIVITIES:

                   Purchases of property and equipment ..................     1,917,810        853,072
                                                                            -----------    -----------
                   Net cash used for investing activities ...............     1,917,810        853,072
                                                                            -----------    -----------

                      CASH FLOWS FROM FINANCING ACTIVITIES:

                   Proceeds from issuance of preferred and common stock .       706,148      3,629,470
                   Borrowings on line of credit, net ....................     2,309,017        307,432

                   Borrowings under notes payable and capital leases, net       325,810       (116,666)
                                                                            -----------    -----------

                   Net cash provided by financing activities ............     3,340,975      3,820,236
                                                                            -----------    -----------

             Net increase in cash .......................................       571,003      2,650,013

              Cash at beginning of period ...............................       648,986        177,722
                                                                            -----------    -----------

            Cash at end of period .......................................   $ 1,219,989    $ 2,827,735
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

Note 2. Capital Leases

     During the nine-month period ended December 31, 1998, the Company entered into several capital leases and loans to help finance the cost of opening its new stores. The leases are for an aggregate principal amount of $770,332. They generally carry terms of five years and bear interest at rates between 13.3% and 18%.

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

     The consideration for the stock was $504,000, which represented an approximate price of $0.36 per share. This price was discounted 50% from the then current market price reflecting a discount for the illiquidity of the shares, which do not carry any registration rights. $300,973.50 of the consideration remitted was in cash, and the remaining $203,026.50 was provided in B.W. product, primarily girls' swimsuits. The Company had previously carried swimsuits from B.W. in its stores on a trial basis.

Note 4. Financing Agreements

     In November 1998, the Company borrowed $250,000 from Amir Overseas Capital Corp. ("Amir"), a corporation not affiliated with the Company, under a promissory note which bore interest at 12% and was repaid in January 1999.

     Also in November 1998, the Company entered into agreements with ZD Group, L.L.C. ("ZD"), a related party, and Frampton Industries, Ltd. ("Frampton"), an unaffiliated British Virgin Islands company, to secure additional financing. ZD is a New York limited liability company, the beneficiary of which is a member of the family of the Company's Chairman.

     Pursuant to the ZD agreement, ZD issued a $700,000 irrevocable standby letter of credit ("L/C") in favor of FINOVA Capital Corp ("FINOVA"), the Company's working capital lender. FINOVA then lent a matching $700,000 to the Company in the form of a term loan, pursuant to a Fourth Amendment to Loan and Security Agreement executed on February 11, 1999 by and between the Company and FINOVA. The term loan from FINOVA expires on August 3, 2000 and bears interest at prime plus one percent. As consideration for its issuance of the L/C, ZD will receive a profit percentage after application of corporate overhead from three of the Company's stores.

     Under the Frampton agreement, Frampton will loan $500,000 in the form of a convertible, subordinated debenture due December 31, 1999. The debenture will bear a 5% interest rate and will be convertible into the Company's Series E Preferred Stock ("Series E Stock") at a price of $0.10 per share at Frampton's option. This price represents a 50% discount from the then current (November 10, 1998) market price reflecting a discount for the illiquidity of the shares, which do not carry any registration rights. The Company expects to receive the proceeds of this loan in the near future.

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

     On February 1, 1999, the Company entered into a two month agreement (expiring March 31, 1999) with Coffin Communications Group ("Coffin") pursuant to which Coffin is to provide investor relations services to the Company in exchange for which Coffin is to receive an aggregate of $5,000. Also on February 1, 1999, the Company entered into a one year agreement (expiring March 31, 2000) with Typhoon Capital Consultants, LLC ("Typhoon") pursuant to which Typhoon is to provide financial consulting services and other consulting services encompassing assistance in the production of a summary business plan and corporate profile, the creation of an advisory committee to assist the Company in assessing certain proposed actions, and the marketing of the Company's websites.

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

     In applying the provisions of Topic D-60, the Company has recorded dividends of $477,973 and none for the three month periods ended December 31, 1998 and 1997, respectively, and $1,229,752 and $1,200,000 for the six month periods ended December 31, 1998 and 1997, respectively.

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

     For the nine months ended December 31, 1998, net income of $1,008,143 was reduced by non-cash dividends of $1,229,752 in order to determine the net income
(loss) applicable to common shares. The non-cash dividends represent amortization of the discount recorded upon issuance of Series E Stock with a beneficial conversion feature. No dividends in the form of securities or other assets were actually paid out. For the December 1997 period, the net loss of $(868,917) was reduced by non-cash dividends of $1,200,000 to determine the net loss applicable to common shares in a restated calculation of the diluted income
(loss) per common share.

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

     The Company generated $3,340,975 of cash from its financing activities in the nine-month period ended December 31, 1998 compared to the generation of $3,820,236 from financing activities in the nine-month period ended December 31, 1997. The primary contributors to the Company's financing activities were borrowings on the Company's line of credit and under notes payable. Those proceeds were used to finance the Company's working capital requirements and capital expenditures during the nine-month period ended December 31, 1998. The primary factor in the prior period was $3,629,470 in proceeds from the sale of Series E Stock and Common Stock.

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

     Under the Frampton agreement, Frampton will loan $500,000 in the form of a convertible, subordinated debenture due December 31, 1999. The debenture will bear a 5% interest rate and will be convertible into the Company's Series E Stock at a price of $0.10 per share at Frampton's option. This price was a 50% discount from the then current market price (November 10, 1998) reflecting a discount for the illiquidity of the shares, which do not carry any registration rights.

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

Trends Affecting Liquidity, Capital Resources and Operations

     As a result of its current merchandise mix which emphasizes specialty and educational toys, the Company enjoyed significant sales and gross profits in the nine months ended December 31, 1998. This mix of specialty and educational toys includes collectible die cast cars, specialty yo-yo's, Rokenbok and Learning Curve toys, and Beanie Babies and other plush and many educational toys. There can be no assurance that these particular specialty toys will continue to contribute strongly to the Company' sales and gross profits. The history of the toy industry, however, indicates that there is generally at least one or more highly popular toy every year.

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

                                     PART II

Item 1. Legal Proceedings

     In October 1997, in the Superior Court of the State of California, County of San Bernardino, Foothill Marketplace commenced suit against the Company and its former guarantor for breach of contract pertaining to premises leased by the Company in Rialto, California. The lease for the premises has a term from February 1987 through November 2003. The Company vacated the premises in August 1997. Under California State law and the provisions of the lease, plaintiff has a duty to mitigate its damages. Plaintiff seeks damages, of a continuing nature, for unpaid rent, proximate damages, costs, and attorneys' fees, in the approximate amount of $300,000. This action is in the discovery phase but has been set for trial in August 1999.

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

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K

     (a) The following exhibits were filed with the Company's initially filed Form 10-QSB for the quarter ended December 31, 1998 except those designated by an asterisk (*) which are filed herewith:

10.111               Agreement by and between the Company and ZD Group, L.L.C., dated November 11, 1998.
10.112               Intercreditor and Subordination Agreement by and between ZD Group, L.L.C. and FINOVA Capital Corporation, dated
                     February 11, 1999.
10.113               5% Convertible Secured Subordinated Debenture in favor of Frampton Industries, Ltd., dated November 11, 1998.
10.114               Subordinated Security Agreement by and between the Company and Frampton Industries, Ltd., dated November 11,
                     1998.
10.115               Intercreditor and Subordination Agreement by and between Frampton Industries, Ltd. and FINOVA Capital
                     Corporation, dated February 11, 1999.
10.115(a)*           Third Amendment to Loan and Security Agreement by and between the Company and FINOVA Capital Corporation, dated
                     December 1998
10.116               Fourth (mistakenly entitled as "Third") Amendment to Loan and Security Agreement by and between the Company and
                     FINOVA Capital Corporation, dated February 11, 1999.
10.117               Letter of Intent by and between the Company and Frampton Industries, Inc., dated January 4, 1999.
10.118*              Fifth Amendment to Loan and Security Agreement by and between the Company and FINOVA Capital Corporation, dated
                     March 1990
10.119*              Typhoon Consulting Agreement, dated February 1, 1999
27.01*               Financial Data Schedule

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