Form 10KSB
period 1999-03-31
PLAY CO TOYS & ENTERTAINMENT CORP
filed 1999-07-14
CIK 927643

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1999

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

     The Registrant's revenues for its fiscal year ended March 31, 1999 were $34,371,230.

     The aggregate market value of the voting stock on July 12, 1999 (consisting of Common Stock, par value $0.01 per share) held by non-affiliates was approximately $1,737,375 based upon the closing price for such Common Stock on said date ($1.06), as reported by a market maker. On such date, there were 5,554,530 shares of Registrant's Common Stock outstanding.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

General

     Play Co. Toys & Entertainment Corp. (the "Company"), a Delaware corporation, was founded in 1974, at which time it operated one store under the name Play Co. Toys in Escondido, California. At present, the Company and its two wholly-owned subsidiaries - Toys International, Inc. ("Toys") and Play Co. Toys Canyon Country, Inc. ("Canyon," which operates the Company's "flagship model" store opened in October 1996 in Santa Clarita) - operate an aggregate of twenty-six stores throughout Southern California (in the Los Angeles, Orange, San Diego, Riverside, and San Bernardino Counties) and in (i) Tempe, Arizona,
(ii) Las Vegas, Nevada, (iii) Dallas,  Texas, (iv) Auburn Hills,  Michigan,  and
(v)  Chicago,   Illinois.   The  Company   intends  to  expand  its   operations
geographically and in accordance therewith has executed leases to open ten additional stores by the end of calendar year 2000. These stores shall be located in California (San Francisco, San Ysidro, and Mission Viejo), Nevada (Las Vegas), Texas (Houston), North Carolina (Charlotte), and Tennessee (Nashville), and Illinois (Schaumberg). The Company and its subsidiaries are hereinafter referred to in the aggregate as the "Company" except as otherwise required for clarity.

     Approximately 75% of the Company's stores offer educational, new electronic interactive, and specialty and collectible toys and items for sale and are strategically located in highly trafficked, upscale malls. The remaining 25% sell traditional toys and games and are located in strip shopping centers. Given the favorable results obtained from a two year market test of the sale of children's swimwear in its stores, the Company recently expanded its product mix and now offers a limited number of children's swimwear and accessories for sale in many of its stores.

     Since 1997, the Company has embraced and implemented a new store design and layout, remodeled most of its older stores, closed non-profitable stores, and expanded its geographic market from exclusively Southern California to the mid-western United States. Since 1996, the Company has opened eight stores which are considered by management to be high-end retail toy and educational, electronic interactive stores. These outlets, and those the Company expects to open in the future, offer items comparable in quality and choice to those offered by FAO Schwarz, Warner Brothers, and Disney Stores and are expected to attract clientele similar to those attracted by such stores.

     In April 1999, the Company debuted the first of two dedicated electronic commerce websites. This site, www.ToysWhyPayRetail.com, represents a new trade name for the Company and allows consumers to purchase, at near wholesale prices, overstocks, special buys, and overruns on mostly name-brand toys purchased by the Company out of season. The Company plans to offer approximately 1000 items for sale on the website.

     The second electronic commerce website, www.Playco.com, is currently being developed to a state-of-the-art standard in conjunction with an Internet consulting firm. This second site, which will offer collectible and imported specialty merchandise such as die-cast cars, dolls, plush toys, trains, and collectible action figures, is expected to open in the fall of 1999. In conjunction with the website launch, the Company plans to place computer kiosks in its retail locations in order to permit customers to place orders on the website for goods otherwise not sold in such stores.

     Because the Company's new and newly remodeled stores focus on the sale of educational and electronic interactive games and toys, specialty products, and collector's toys which generally carry higher gross margins than traditional toys, such stores have shown and are expected to continue to show higher gross profits than the Company's older stores (which focused primarily on the sale of traditional toys).

Acquisition of Toys International

     In January 1997, the Company acquired substantially all of the assets of Toys. The acquisition, in principal, included the assignment to the Company of the three store leases then held by Toys and Toys' entire inventory. As part of the purchase agreement, the Company obtained the rights to the "Toys International" and "Tutti Animali" operating name trademarks and also assumed the existing leases at Toys' three store locations: two of such locations operate under the tradename "Toys International," and the third operates under the "Tutti Animali" tradename. The total purchase price was $1,024,184 which consisted mainly of inventory and certain prepaid expenses and deposits. The purchase price was tendered in the form of a $759,184 cash payment remitted in January 1997 and the execution of two promissory notes, aggregating $265,000, payable over a two year period. Both promissory notes were repaid in full under agreed terms. In order to ensure a smooth transition in operations, the former president of Toys, Mr. Gayle Hoepner, continued his relationship as a consultant to the Company through April 1997, during which time he advised the Company regarding Toys' then operations, vendors, policies, employees, etc.

Ownership of the Company

     At fiscal year end March 31, 1999, approximately 45.2% of the outstanding shares of the Company's common stock, par value $0.01 (the "Common Stock"), were owned by United Textiles & Toys Corp. ("UTTC"), the Company's parent corporation. UTTC is a Delaware corporation and public company which was organized in March 1991 and commenced operations in October 1991. It formerly designed, manufactured, and marketed a variety of lower priced women's dresses, gowns, and separates (blouses, camisoles, jackets, skirts, and pants) for special occasions and formal events. In April 1998, UTTC ceased all operating activities; it now operates solely as a holding company. The president and a director of UTTC is Mr. Ilan Arbel who is also the president, chief executive officer, and a director of Multimedia Concepts International, Inc. ("MMCI"), the parent company of UTTC. MMCI owns approximately 78.5% of UTTC common stock and is, in turn, owned approximately 62.2% by U.S. Stores Corp., a company of which Mr. Arbel is the president and a director. U.S. Stores Corp. is owned 100% by American Telecom PLC ("ATPLC"), a British public corporation, which is owned approximately 80% by Europe American Capital Foundation ("EACF"), a Swiss foundation, which is the parent corporation also of Frampton Industries, Ltd. ("Frampton") and ABC Fund, Ltd. ("ABC"), entities affiliated with the Company under common control.

     The following chart depicts the Company's ownership structure:

                       Europe American Capital Foundation


Frampton Industries, Ltd. (100%) American Telecom PLC (80%) ABC Fund, Ltd.(100%)
                                       (100%)

                                U.S. Stores Corp.
                                     (62.2%)

                     Multimedia Concepts International, Inc.
                                     (78.5%)

                          United Textiles & Toys Corp.
                                     (45.2%)

                       Play Co. Toys & Entertainment Corp.

     The Company has two operating subsidiaries, Toys and Canyon, each of which is wholly-owned. Toys operates fourteen stores, and Canyon operates one store. See "Item 2. Description of Property."

Product Lines

     The Company's older stores, which are located in strip shopping centers, sell children's and adult toys, games, bicycles and other wheel goods, sporting goods, puzzles, Nintendo and Sony electronic game systems (and cartridges therefor), cassettes, and books. These stores offer in excess of 15,000 items for sale, most of which are major brand name toys and hobby products.

     The Company's new (post 1996) and remodeled stores, while also offering the aforesaid products for sale, stock a mix of educational toys, specialty stuffed animals such as Steiff and North America Bears, Small World toys, LBG trains, CD-ROMs, computer software games, and Learning Curve and Ty products. The Company's Tutti Animali store, located in the Crystal Court Mall in Costa Mesa, California, primarily sells stuffed animals.

     The Company periodically reviews each individual store's sales history and prospects on an individual basis to decide on the appropriate product mix to stock thereat. During calendar years 1997 and 1998, the Company market tested the sale in its stores of a limited number of pieces of children's swimwear manufactured by Breaking Waves, Inc. ("BWI"), an affiliate. The Company's chairman is also the president of Shopnet.com, Inc. ("Shopnet"), BWI's parent. Those market tests proved successful. As a result, in November 1998, the Company entered into a sales agreement with BWI pursuant to which BWI agreed to sell to the Company on a wholesale basis, and the Company agreed to purchase from BWI, during each season during which swimwear is purchased, an agreed upon number of pieces of merchandise for its retail locations. The Company further agreed to provide advertising, promotional materials, and ads of the merchandise in all of its brochures, advertisements, catalogs, and all other promotional materials, merchandising programs, and sales promotion methods, in all mediums utilized by same. The Company's swimwear sales comprise a small portion (less than 1%) of its total sales.

Suppliers and Manufacturers

     The Company purchases a significant portion of its products from approximately five manufacturers and ships them to its stores from its warehouse distribution center. There are no written contracts and/or agreements with any individual manufacturer or supplier; rather, all orders are on a purchase order basis only. The Company relies on credit terms from suppliers and manufacturers to purchase nearly all of its inventory. Credit terms vary from company to company and are based upon many factors, including the ordering company's financial condition, account history, type of product, and the time of year the order is placed. Such credit arrangements vary for reasons both within and outside the control of the Company.

Merchandising Strategy

Store Design

     The Company believes it important to offer an environment that is less intimidating and more "user friendly" than the environments provided by some of the larger toy retailers whose businesses compete with the Company. In view of this belief, the Company actively embraces a policy of affording its customers courtesy, respect, and ease of convenience. The Company provides trained store clerks to assist customers with all of their shopping needs and stocks its merchandise at eye level for its patrons' convenience.

     In 1996, management determined that current and prospective consumers, whose needs and desires are influenced by prevailing musical, fashion, recreational, and entertainment trends, require variety and demand in addition to traditional products; namely, they desire the most fashionable products. In an effort to meet the rapidly changing needs of its consumers, the Company designed new outlets which provide a combination of (i) new educational, electronic interactive, specialty, hobby, and collectible toys and goods and
(ii) traditional toys and games. In addition, it sought out, has opened, and continues to open outlets located in highly trafficked malls, rather than in the strip shopping centers where it originally opened its stores. In addition, the Company developed a new store design and marketing format which provides an interactive setting together with a retail operation. This format and design has formed the foundation for the Company's future direction and growth plans, thereby allowing the Company to meet current and imminent industry demands.

     On June 17, 1999, the Company opened its 26th store in the Venetian Hotel in Las Vegas, Nevada. During fiscal year 1999, the Company opened six new stores. By the end of calendar year 2000, the Company intends to open ten additional stores.

Product and Trend Analysis

     The Company continually assesses trends and demands in the industry, refines its store formats and/or product lines as needed, and analyzes and evaluates markets for future store openings, merchandise lines, and marketing strategies. The Company operates its stores under the names "Play Co. Toys," "Toys International," "Toy Co.," and "Tutti Animali" depending upon the product mix and location.

     The Company offers a broad in-stock selection of products at prices generally competitive within the industry. While the Company does not stock the depth or breadth of selection of toys for its stores as some of its larger competitors do, the Company does strive to stock all basic categories of toys and all television advertised items. The Company continues to emphasize specialty and educational toys in its stores.

Termination of Military Base Sales

     In June 1994, the Company began to sell toy and hobby items on a wholesale basis to military bases located in Southern California. In accordance with its new corporate focus, and given that wholesale sales to military bases were minimal in fiscal year 1998 (2% of sales) and fiscal year 1997 (3% of sales), the Company ceased such sales as of July 1998. Wholesale sales to military bases were approximately 1% of sales in fiscal year 1999.

Seasonality

     Since inception, the Company's business has been highly seasonal, with the majority of its sales and profits being generated in the fourth calendar quarter of the year, particularly during the November and December holiday season.

Competition

     The toy market is highly competitive. Though the Company's new stores offer a combination of traditional, educational, new electronic interactive, specialty, and collectible toys and items, the Company remains in direct competition with local, regional, and national toy retailers and department stores, including Toys R Us, Kay Bee Toy Stores, K-Mart, and Wal Mart. Most of the Company's larger competitors are located in free-standing stores rather than in malls. Kay Bee stores, however, are located in malls, though their product line is different than the Company's. The Company also competes with on-line toy retailers, such as eToys Inc. The toy market is particularly characterized by large retailers and discount stores with intensive advertising and marketing campaigns and with deeply discounted pricing of such products. The Company competes as to price, personnel, service, speed of delivery, and breadth of product line.

    As a result of the continually changing nature of children's consumer preferences and tastes, the success of the Company is dependent on its ability to change and adapt to new trends and to supply the merchandise then in demand. Children's entertainment products are often characterized by fads of limited life cycles. Combining the traditional and educational toy segments of the market into one retail location is believed to be a unique concept that should prove to differentiate the Company's stores from those of its larger or similar size competitors. Management has been unable to locate any other retailer currently using this combined marketing concept. The Company will compete for the educational toy customer with other specialty stores such as Disney Stores, Warner Bros. Stores, Learning Smith, Lake Shore, Zainy Brainy, and Noodle Kidoodle.

     Most of the companies with which the Company competes have more extensive research and development, marketing, and customer support capabilities and greater financial, technological, and other resources than those of the Company. There can be no assurance that the Company will be successful or that it will be able to distinguish itself from such larger, better known entities. In addition, the Company does not believe there are any significant barriers to entry to discourage new companies from entering into this industry.

Warehousing, Shipping and Inventory Systems

     The Company's stores are serviced from one distribution facility which is approximately 37,000 square feet. Inventory and shipment of products continues to be monitored by a computerized point-of-sale system. The point-of-sale system is a sophisticated scanning, inventory control, purchasing, and warehouse system which allows each store manager to monitor sales activity and inventory at each store and enables the Company's officers to obtain reports on all stores. It monitors sales at all store locations and automatically notifies the warehouse and shipping department each time stock of a particular item is low or out, depending upon the item and the instructions programmed into it. Through this system, the Company analyzes product sales and adjusts product mix in order to maximize return and effectively manage its retail space.

     The Company's stores generally are restocked on a weekly basis, although certain stores and certain items may be restocked at more frequent intervals. In addition, restocking of products is increased in the fourth calendar quarter, during the holiday season, during which period some stores are restocked on a daily basis. The Company ships to its stores in California by its own leased vehicles. The Company ships to stores located outside of California via truck load or less than truck load independent trucking companies.

Trademarks

     In 1976, 1994, and 1998, the Company received federal registrations for the trademarks "Play Co. Toys," "TKO" and "Toy Co." respectively. Play Co. Toys and Toy Co. are trademarks utilized by the Company in connection with its certain of its stores. "TKO" was used for certain items the Company previously manufactured. The Company also utilizes the tradenames "Toys International" and "Tutti Animali."

Employees

     At June 30, 1999, the Company had three executive officers, approximately 151 full time employees, and approximately 332 part time employees. None of the employees of the Company is represented by a union, and the Company considers employee relations to be good. Each store employs a store manager, an assistant manager, and between fifteen to twenty-five full-time and part-time employees. Each of the Company's store managers reports to the Company's vice president of retail operations and vice president of merchandising who in turn report directly to the Company's executive officers.

Financing through FINOVA Capital Corporation

     On January 21, 1998, the Company entered into a $7.1 million secured, revolving Loan and Security Agreement (the "FINOVA Agreement") with FINOVA Capital Corporation ("FINOVA"). The credit line offered under the FINOVA Agreement replaced the $7 million credit line the Company previously had with Congress Financial Corporation (Western) (the "Congress Financing"). Neither FINOVA nor Congress is affiliated with the Company. The Company repaid the Congress loan on February 3, 1998.

     The FINOVA credit line is secured by substantially all of the Company's assets and expires on August 3, 2000. The FINOVA Agreement is also guaranteed by UTTC. It accrues interest at a rate of floating prime plus one and one-half percent. Effective July 30, 1998, the Company and FINOVA amended the FINOVA Agreement to increase the maximum level of borrowings under the agreement from $7.1 million to $7.6 million. Effective September 24, 1998, the Company and FINOVA entered into a second amendment to the FINOVA Agreement to increase the maximum level of borrowings thereunder from $7.6 million to $8.6 million through December 31, 1998. As of January 1, 1999, the maximum level of borrowings returned to the $7.6 million level. In December 1998, the FINOVA Agreement was amended a third time to reflect FINOVA's taking of a subordinate position with respect to its lien on only such equipment as has been leased by the Company from Phoenix Leasing, Inc.

     In November 1998, pursuant to an agreement with ZD Group, L.L.C. ("ZD") - a related New York limited liability company, the beneficiary of which is a member of the family of the Company's Chairman - ZD issued a $700,000 irrevocable standby letter of credit ("L/C") in favor of FINOVA. FINOVA then lent a matching $700,000 to the Company in the form of a term loan, pursuant to a fourth amendment to the FINOVA Agreement entered into on February 11, 1999. The term loan from FINOVA expires on August 3, 2000 and bears interest at prime plus one percent. In March 1999, the Company and FINOVA entered into a Fifth Amendment to Loan and Security Agreement which stretches the agreed upon (in the FINOVA Agreement) decrease in advance rate against the Company's cost value of its inventory over a five month period.

     Under the FINOVA Agreement, the Company is able to borrow against the cost value of eligible inventory. Since February 1999, pursuant to the Agreement, the Company's allowed borrowing has increased by $100,000 to $2.5 million against a combination of $3 million in standby letters of credit in favor of FINOVA and restricted cash provided by a subordinated loan. $1.5 million of the $3 million in additional borrowing support from the standby letters of credit was provided by an institutional investor in the form of a subordinated loan, $1.0 million was provided in the form of a standby letter of credit issued by MMCI (an affiliate of the Company by virtue of its 78.5% ownership of UTTC, the Company's parent), and the other $500,000 was provided by the Company.

     During fiscal year 1999, the Company breached two negative covenants in the FINOVA Agreement by exceeding maximum levels of capital expenditures and unsecured and lease financing. FINOVA waived such defaults.

     The Company believes that it will require a significant increase in its line of credit as a result of its 50% revenue growth over the past fiscal year and has approached FINOVA about increasing the line of credit. There can be no assurance that FINOVA (i) will be amenable to such a credit line increase or
(ii) will provide such an increase under terms that the Company deems reasonable.

Trade Financing

     The Company relies on credit terms from its suppliers and manufacturers to purchase nearly all of its inventory. Credit arrangements vary for reasons both within and outside the control of the Company. See "-- Suppliers and Manufacturers."

Fixture Financing

     During fiscal year 1999, the Company entered into approximately twelve financing agreements for the leasing of fixtures for its remodeled and new stores. These agreements were entered into with various entities, none of which is affiliated with the Company, and bear terms of between three and five years. The agreements are payable monthly and provide fixture financing in the approximate aggregate amount of $849,000. All such financings are secured by the Company's store fixtures and equipment. The Company is currently negotiating additional financing of this type.

Former Financing through Congress Financial Corporation (Western)

     In February 1996, pursuant to the terms of the Congress Financing, Europe American Capital Corporation ("EACC"), an affiliate of the Company, delivered a $2 million L/C to Congress. The Congress Financing was also guaranteed by UTTC, the majority shareholder of the Company. As compensation for the issuance of the L/C, the Company granted to EACC options, subject to shareholder approval, (i) to purchase up to an aggregate of 1,250,000 shares of Common Stock at a purchase price of 25% of the closing bid price for the Common Stock on the last business day prior to exercise, for a period of six months from issuance (this option expired unexercised); and (ii) to purchase up to an aggregate of 20 million shares of the Company's Series E Preferred Stock (the "Series E Stock"). From April 1996 to June 1997, EACC exercised its options and purchased an aggregate of 3,562,070 shares of the Company's Series E Stock for $3,562,070. An aggregate of 361,500 of such shares were converted into Common Stock. In March 1997, EACC issued an additional $1 million L/C to Congress in order for the Company to obtain additional financing from Congress. This L/C enabled the Company to receive additional advances of up to $1 million from Congress. EACC did not receive any compensation for the issuance of this L/C. With the closing of the Company's December 1997 offering of Series E Stock, EACC's option to purchase shares of Series E Stock (granted in accordance with the Congress Financing) terminated. The proceeds of the funds received from EACC's investment enabled the Company (i) to acquire the assets of Toys (a three store chain) in January 1997, (ii) to finance the openings of the Santa Clarita, Arizona Mills, Redondo Beach, Ontario Mills, and Clairemont Mesa stores, (iii) to redesign four store locations, and (iv) to support the Company's operations during the Company's business turnaround.

Recent Developments

     In May 1999, the Company sold 750,000 shares of Series F Preferred Stock, par value $0.01 per share (the "Series F Stock"), at a purchase price of $1.00 per share, in a private placement. The Company received $657,500 in net proceeds from the sale.

     In March 1999, the Company borrowed an aggregate of $400,000 from Full Moon Development, Inc., a corporation not affiliated with the Company, pursuant to two promissory notes, each in the amount of $200,000. The Company has repaid the first note, and the second note is due on July 30, 1999.

     In February 1999, the Company entered into a one year agreement with Typhoon Capital Consultants, LLC ("Typhoon") pursuant to which Typhoon is to provide financial consulting services and other consulting services encompassing assistance in the production of a summary business plan and corporate profile, the creation of an advisory committee to assist the Company in assessing certain proposed actions, and the marketing of the Company's websites. In exchange for Typhoon's services, the agreement provides for the grant of an option to purchase an aggregate of 150,000 shares of Common Stock, exercisable at $1.75 per share until their expiration on August 30, 2001.

     In November 1998, the Company borrowed $250,000 from Amir Overseas Capital Corp. ("Amir"), a corporation not affiliated with the Company, under a promissory note which bore interest at 12%. The note was repaid in January 1999. In September 1998, the Company borrowed $1,000,000 from Amir, under a promissory note which bore interest at 12%. This note was repaid in December 1998.

     In July 1998, the Company entered into a Lead Generation/Corporate Relations Agreement with Corporate Relations Group, Inc. ("CRG"), a Florida corporation not affiliated with the Company, pursuant to which CRG is to provide investor and public relations services to the Company for a period of five years. Under the terms of the Agreement, the Company paid $100,000 to CRG upon execution of the agreement, and a Company shareholder remitted 50,000 shares of the Company's Series E Stock as a reimbursement for expenses. In addition, in exchange for CRG's services, the agreement provided for the grant to CRG and four of its principals options to purchase an aggregate 450,000 shares of Common Stock at an exercise price of $0.78125 per share and an aggregate 700,000 shares of Series E Stock at an exercise price of $2.25 per share. In connection with these options, the Company recorded approximately $35,000 in compensation ($10,000 for the Series E Stock options and $25,000 for the Common Stock options) based on an option pricing model which considered the volatility of the securities' stock prices, and the short life of the options, 2/3 of which are exercisable for a two month period and the remaining 1/3 of which are exercisable for an eight month period.

     In May 1998, the Company commenced an offering of Units, each Unit comprising one share of Series F Stock and one Series F Preferred Stock Purchase Warrant (the "Series F Warrants"), at a purchase price of $3.00 per Unit, through Morgan Grant Capital Group, Inc. as placement agent. The Company terminated the offering in June 1998, and no funds were raised thereby.

     In July 1997, the Company effected a 1 for 3 reverse split of its Common Stock. To date, not all shareholders have exchanged their pre-reverse split shares for post-reverse split shares; therefore, the number of shares outstanding as of the date set forth herein is subject to change, nominally, as such shareholders submit their shares for exchange.

ITEM 2. DESCRIPTION OF PROPERTY

     Until recently, the Company's stores were serviced from two adjacent distribution facilities (one 37,000 square feet in size, the other 18,000 square feet in size) encompassing an aggregate of approximately 55,000 square feet, at 550 Rancheros Drive, San Marcos, California. As of April 15, 1997, however, the Company returned approximately 15,400 feet of the 18,000 square foot warehouse space to the landlord. The Company now leases (i) 40,000 square feet of combined office and warehouse space (approximately 3,000 square feet is office space, and the remaining 37,000 square feet is warehouse space) and (ii) approximately 2,600 square feet of separate space which houses defective merchandise until same is either returned to the manufacturers or the Company is authorized by the manufacturers to destroy the goods. The former space is leased at an approximate annual cost of $247,000, from a partnership of which one of the partners is Richard Brady, the president and a director of the Company. The lease expires in April 2000, and the Company believes that it is on terms no more or less favorable than terms it might otherwise have negotiated with an unaffiliated party. The latter space is leased at an approximate annual cost of $31,572, from Dunlop/Townley Holdings. The lease expires in March 2000. From October 1998 through April 1999, the Company leased an additional 4,200 square feet of warehouse space for $2,300 per month. This space was leased to store overflow inventory from the Company's primary warehouse.

     The following table sets forth the leased properties on which the Company's (and its subsidiaries') currently operating stores (aggregating 26) are located:

===============================================================================================================================
                                                    SIZE IN SQUARE FEET
                                                                                 LEASE                     BASE RENT
                 STORE LOCATION                                               EXPIRATION                  ANNUAL COST
-------------------------------------------------------------------------------------------------------------------------------


Play Co. Toys                                            12,000                July 2006                          $108,000.00
Santa Clarita
19232 Soledad Canyon Rd
Santa Clarita, CA  91351
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                             7,800                January 2001                        $84,840.00
Santa Margarita
27690-B Santa Margarita
Mission Viejo, CA  92691
===============================================================================================================================

(table continued from previous page)

===============================================================================================================================
                 STORE LOCATION                     SIZE IN SQUARE FEET          LEASE                     BASE RENT
                                                                              EXPIRATION                  ANNUAL COST
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                  8,250         December 1999                         $87,549.72
Chula Vista
1193 Broadway
Chula Vista, CA  91911
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 10,030           June 2000                          $127,880.64
El Cajon
327 N. Magnolia
El Cajon, CA  92020
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 11,323         November 1999                         $95,040.48
Simi Valley
1117 E. Los Angeles, Suite C
Simi Valley, CA  93065
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 10,000        September 2005                        $110,753.88
Encinitas
280 N. El Camino Real
Encinitas, CA  92024
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                  9,800         December 2004                        $117,330.72
Pasadena
885 S. Arroyo Parkway
Pasadena, CA  91105
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 13,125         January 2001                          $96,360.00
Orange
1349 E. Katella
Orange, CA  92513
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 10,478        Month to Month                         $95,941.80
Redlands
837 Tri-City
Redlands, CA  92373
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 10,156          August 2002                          $88,053.00
Clairemont
4615-A Clairemont Drive
San Diego, CA  92117
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 11,597          March 2004                           $91,020.00
Rancho Cucamonga
9950 W. Foothill Blvd, Suite U
Rancho Cucamonga, CA 91730
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 10,000         October 2004                          $64,926.60
Corona
1210 W. Sixth Street
Corona, CA  91720
===============================================================================================================================

(table continued from previous page)

===============================================================================================================================
                 STORE LOCATION                     SIZE IN SQUARE FEET          LEASE                     BASE RENT
                                                                              EXPIRATION                  ANNUAL COST
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                  9,400         December 2003                        $178,980.00
Woodland Hills
19804 Ventura  Blvd., #366
Woodland Hills, CA 91364
-------------------------------------------------------------------------------------------------------------------------------
Toys International                                             5,183         January 2004                         $159,900.00
South Coast Plaza, Ste. 1020
3333 Bristol Street, Suite 1030
Costa Mesa, CA  92626
-------------------------------------------------------------------------------------------------------------------------------
Toys International                                             3,869         January 2001                         $145,920.00
Century City
10250 Santa Monica Blvd
Los Angeles, CA  90067
-------------------------------------------------------------------------------------------------------------------------------
Tutti Animali                                                  1,220         January 2000                         5% of Sales
Crystal Court
3333 Bear Street
Cost Mesa, CA  92626
-------------------------------------------------------------------------------------------------------------------------------
Toys International                                             3,620          August 2007                          $83,260.08
Galleria at South Bay
1815 Hawthorne Blvd., #366
Redondo Beach, CA  90278
-------------------------------------------------------------------------------------------------------------------------------
Toy  Co.                                                       5,642         January 2003                         $112,840.00
Ontario Mills
One Mills Circle, #302
Ontario, CA  91764
-------------------------------------------------------------------------------------------------------------------------------
Toy Co.                                                        7,103         October 2002                         $163,369.00
Arizona Mills
5000 Arizona Mills Circle, #689
Tempe, AZ  85282
-------------------------------------------------------------------------------------------------------------------------------
Toy Co.                                                        7,002             May 2008                          $175,483.32
Fashion Outlet of Las Vegas
32100-320 Las Vegas Blvd. So.
Primm, NV 89019
-------------------------------------------------------------------------------------------------------------------------------
Toy Co.                                                        9,369           May 2003                           $175,483.32
Grapevine Mills
3000 Grapevine Mills Pkwy, Ste. 312
Grapevine, TX 76051

-------------------------------------------------------------------------------------------------------------------------------
Toys International                                             5,339           December 2008                      $133,475.04
Thousand Oaks
208 W. Hillcrest Drive
Thousand Oaks, CA 91360
===============================================================================================================================

(table continued from previous page)

===============================================================================================================================
                 STORE LOCATION                     SIZE IN SQUARE FEET          LEASE                     BASE RENT
                                                                              EXPIRATION                  ANNUAL COST
-------------------------------------------------------------------------------------------------------------------------------
Toys International                                       10,000                May 2008                           $195,000.00
Great Lakes Crossing
4236 Baldwin Rd., #551
Auburn Hills, MI 48326

-------------------------------------------------------------------------------------------------------------------------------
Toy Co.                                                  12,496                July 2003                          $168,696.00
Gurnee Mills Mall
06170 W. Grand Ave., Sp. #559
Gurnee, IL 60031
-------------------------------------------------------------------------------------------------------------------------------
Toys International                                       9,400                March 2008                          $221,424.00
The Block
20 City Dr. West, Ste. 203
Orange, CA 92868

-------------------------------------------------------------------------------------------------------------------------------
Toys International                                       7,002                 June 2004                          $450,000.00
The Venetian Resort & Casino
3311 Las Vegas Blvd. South, Ste.1212
Las Vegas, NV 89109

===============================================================================================================================

ITEM 3. LEGAL PROCEEDINGS

     In October 1997, in the Superior Court of the State of California, County of San Bernardino, Foothill Marketplace commenced suit against the Company for breach of contract pertaining to premises leased by the Company in Rialto, California. The lease for the premises has a term from February 1987 through November 2003. The Company vacated the premises in August 1997. Under California State law and the provisions of the lease, plaintiff has a duty to mitigate its damages. Plaintiff seeks damages, of a continuing nature, for unpaid rent, proximate damages, costs, and attorneys' fees, in the approximate amount of $300,000. This action is in the discovery phase and a trial is currently scheduled for September 1999.

     Neither the Company's officers, directors, affiliates, nor owners of record or beneficially of more than five percent of any class of the Company's Common Stock is a party to any material proceeding adverse to the Company or has a material interest in any such proceeding adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 5, 1999, the Company held its annual meeting during which it proposed (i) to elect four directors to the board and (ii) to amend the Company's Certificate of Incorporation to authorize an increase in the number of authorized shares of the Company's (a) Common Stock from fifty-one million shares currently authorized to one hundred sixty million shares and (b) Series E Stock from ten million shares currently authorized to twenty-five million shares. Both proposals were adopted, and the following were elected directors of the board for a term of one year: Richard Brady, James B. Frakes, Harold Rashbaum, and Moses Mika. Mr. Mika is the father of Ilan Arbel (the president of
UTTC).

     The votes cast or withheld for the election of the directors are set forth as follows:

         Nominees                                    Votes For                  Votes Withheld

         Harold Rashbaum                                      4,777,694                          12,742
         Richard Brady                                        4,783,236                           7,200
         James Frakes                                         4,781,808                           8,628
         Moses Mika                                           4,777,727                          12,709


     The votes cast for, against, or withheld for the proposal to increase the capital stock of the Company are set forth as follows:

         Votes Cast For                              Votes Cast Against                          Abstentions

         4,769,629                                   20,806                                      0

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Until September 24, 1997, the Company's Common Stock was quoted on the Nasdaq SmallCap Stock Market ("Nasdaq"). The following table sets forth representative high and low bid quotes as reported by the OTC Bulletin Board, whereon the Company's securities are quoted, during the periods stated below. Bid quotations reflect prices between dealers, do not include resale mark-ups, mark-downs, or other fees or commissions, and do not necessarily represent actual transactions.

         Calendar                                                                        Series E (2)           Series E (2)
          Period                  Stock(1 Common)            Warrants (1)              Preferred Stock            Warrants

                                      Low            High          Low          High          Low         High         Low      High

           1996

01/01/96 - 03/31/96                    7/8          2 3/8          1/8          1/4

04/01/96 - 06/30/96                  1 1/8              3          1/8          1/4

07/01/96 - 09/30/96                   3/4            21/2

10/01/96 - 12/31/96                  1 1/8          1 3/8



           1997

01/01/97 - 03/31/97                      1            11/4          1           11/4

04/01/97 - 06/30/97                      1          1 1/8

07/01/97 - 09/23/97(3)                   1          1 1/8

10/14/97 - 12/31/97                      2              3



           1998

01/01/98 - 03/31/98                    .67           1.25                                       1        4.75       .5          1.75

04/01/98 - 06/30/98                    .58           1.75                                     .87         3.5       .5          1.25

07/01/98 - 09/30/98                    .75           1.56                                     .31         3.5      .12          1.12

10/01/98 - 12/31/98                    .56           1.22                                     .20         .67      .01           .37



           1999

01/01/99 - 03/31/99                    .75           2.56                                     .20        1.72      .03           .25

04/01/99 - 06/16/99                   1.06           1.84                                     .50        3.37      .10           .58

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

     As of July 12, 1999, there were approximately 408 holders of record of the Company's Common Stock, although the Company believes that there are approximately 650 additional beneficial owners of shares of Common Stock held in street name. As of July 12, 1999, the number of outstanding shares of the Company's Common Stock was 5,554,530 (This number is subject to change, nominally, as the pre-July 1997 reverse split shares which have not been exchanged as yet are offered for such exchange by the Company's shareholders.)

     Effective with the close of business on September 23, 1997, the Company's Common Stock was delisted from trading on Nasdaq. The Company appealed an earlier Nasdaq determination and presented its argument in August 1997 at an oral hearing before the Nasdaq Qualifications Panel (the "Panel"). On September 23, 1997, the Company received a decision from the Panel that based its decision to delist on its belief that the Company did not meet the stockholders' equity maintenance requirement of $1,000,000 and based on transactions it deemed "detrimental to the investing public and the public interest" concerning transactions undertaken in February 1996 with respect to options issued to an investor which provided a $2,000,000 L/C as security for the Congress credit line. The Company appealed this matter to the Nasdaq Listing and Hearing Review Committee (the "Review Committee") which, on October 29, 1997, remanded the Panel's determination for reconsideration by a new Nasdaq analyst and a new Panel, this remand due in part to the Company's allegations of bias.

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

     The Company sought all administrative remedies available from Nasdaq and believes that Nasdaq erred in its determination. Given the extreme cost associated with appealing Nasdaq's decision to the Securities and Exchange Commission, however, the Company decided not to file such an appeal.

Recent Sales of Unregistered Securities

     Except where otherwise indicated, the sales of securities of the Company described below were exempt from registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption afforded by ss.4(2) of the Act for transactions not involving a public offering. All certificates evidencing such sales bear an appropriate restrictive legend.

Series F Preferred Stock Private Placement

     In May 1999, pursuant toss.506 of Regulation D, the Company sold 750,000 shares of Series F Stock, at a purchase price of $1.00 per share, through Robb Peck McCooey Clearing Corporation as placement agent. The Company received $750,000 for the sale, less expenses, and the placement agent's 10% commission and 1% nonaccountable expense allowance. Each share of Series F Stock is convertible, at the holder's option, into two fully paid and non-assessable shares of Common Stock, at any time commencing on the date the registration statement registering the Series F Stock and Common Stock underlying same is declared effective by the Securities and Exchange Commission.

Common Stock Issuance

     In May 1999, the Company issued 45,333 shares of Common Stock to Brian Hunter, a real estate consultant, as compensation for services rendered in negotiating certain commercial leases on behalf of the Company. This transaction was valued by the Company at approximately $56,000 based on the closing stock price on May 17, 1999 and a 10% discount related to the unregistered nature of the Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table summarizes certain selected financial data and is qualified in its entirety by the more detailed financial statements contained elsewhere in this document.

                                                                   Year Ended March 31,

                                                 1996                 1997               1998                1999

Balance Sheet Data:



Working capital (deficiency)                        $192,401         $(1,570,486)         $4,452,481          $5,832,145

Total assets                                       9,213,104            9,378,618         14,139,887          21,150,392

Total current liabilities                          6,673,570            8,148,657          4,581,831           7,558,647

Long term obligations                                726,007              226,925          7,055,549           8,527,116

Redeemable preferred stock                            87,680                  ---                ---                 ---

Stockholders' equity                               1,725,847            1,003,036          2,502,507           5,064,629

Common stock dividends                                   ---                  ---                ---                 ---





                                                                    Year Ended March 31,

                                                  1996                1997                1998                1999
Operating Data:



Net sales                                         $21,230,853         $19,624,276         $22,568,527         $34,371,230

Gross profit                                        6,097,958           5,955,172           8,878,928          14,780,446

Gross margin                                            28.7%               30.3%               39.3%               43.0%

Total operating expenses                            9,105,515           8,789,570          10,119,430          13,672,377

Net income (loss) before taxes                    (3,542,715)         (3,584,881)         (2,054,470)             143,018

Net income (loss)                                 (3,542,715)         (3,584,881)         (2,054,470)             140,868

Net income (loss) applicable to common shares
                                                  (3,542,715)         (6,474,496)         (3,528,276)         (1,566,857)

Income (loss) per common share(1)                      (2.77)              (1.29)              (0.86)               (.34)

Weighted average shares outstanding(1)             1,287,843           2,791,876           4,098,971           4,590,642


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

     The Company has two wholly owned operating subsidiaries: Toys International, Inc. ("Toys") and Play Co. Toys Canyon Country, Inc. ("Canyon"). Toys currently operates fourteen stores, and Canyon operates one store. The Company plans to combine these two subsidiaries and to assign to Toys five Play Co. Toys stores that either have been or will be reformatted to the Toys concept.

For the year ended March 31, 1999 as compared to the year ended March 31, 1998

     The Company generated net sales of $34,371,230 in the year ended March 31, 1999 (also referred to as fiscal year 1999). This represented an increase of $11,802,703, or 52.3%, over net sales of $22,568,527 in the year ended March 31, 1998 (also referred to as fiscal year 1998). Approximately $7.6 million of this sales growth came from new stores, and the remaining $4 million came from a 21.3% increase in same store sales. Sales from the Company's wholesale operations were insignificant in both fiscal years.

     The Company ended fiscal year 1999 with 25 retail locations in six states, compared to 19 retail locations in two states at the end of fiscal year 1998. During fiscal year 1999, the Company opened six new stores.

     The Company posted a gross profit of $14,780,446 in the year ended March 31, 1999. This represented an increase of $5,901,518, or 66.5%, over the gross profit of $8,878,928 in the year ended March 31, 1998. The gross profit increase was due to the above noted growth in net sales and to an improvement in the Company's gross margin from 39.3% in fiscal year 1998 to 43% in fiscal year 1999. This 3.7% gross margin improvement was the result of a change in the Company's merchandising mix to augment its historical product base of lower margin traditional toys with educational and specialty toys which generally produce better margins than traditional toys. This change in merchandising mix has been the centerpiece of the Company's business plan for fiscal years 1997, 1998, and 1999.

     Operating expenses (total operating expenses less litigation related expenses and depreciation and amortization) in the year ended March 31, 1999 were $12,658,376. This represented a $3,793,769, or 42.8%, increase over the Company's operating expenses of $8,864,607 in the year ended March 31, 1998. The primary reasons for the operating expense increase were a growth in rent expense of approximately $673,000 and in payroll and related expenses of $1,770,000. The increases in rent and salary expenses were largely due to the opening of the six new stores in fiscal year 1999. As a percentage of sales, operating expenses decreased by 2.5% to 36.8% of net sales for fiscal year 1999 from 39.3% in fiscal year 1998.

     The Company incurred $27,659 of litigation related expenses in fiscal year 1999 compared to $583,541 of litigation related expenses in fiscal year 1998. The expenses in fiscal year 1998 were associated with the closure of five store locations and related subsequent litigation. This expense includes settlement amounts relating to four of the five closed locations and the related legal fees and costs. The Company remains in litigation regarding the fifth closed store and the $27,659 of litigation related expenses in fiscal year 1999 are largely related to that matter.

     Depreciation and amortization expense in the year ended March 31, 1999 was $986,342. This represented a $315,060, or 46.9%, increase over the Company's depreciation and amortization expense of $671,282 in the year ended March 31, 1998. Depreciation and amortization are non-cash charges. The primary reason for the depreciation and amortization expense increase was the depreciation related to the fixed assets purchased for the six new stores opened during fiscal year 1999.

     Total operating expenses (the sum of operating expenses, litigation related expenses, and depreciation and amortization expense) in the year ended March 31, 1999 were $13,672,377. This represented a $3,552,947, or 35.1%, increase over the Company's total operating expenses of $10,119,430 in the year ended March 31, 1998. The reasons for this increase are noted in the three preceding paragraphs.

     The Company recorded operating income of $1,108,069 in fiscal year 1999 compared to an operating loss of $(1,240,502) in fiscal year 1998. This represented an improvement of $2,348,571. This improvement was a result of the $5,901,518 increase in gross profit being partially offset by the $3,552,949 increase in total operating expenses.

     Total interest expense amounted to $965,051 in the year ended March 31, 1999. This represented a $151,083, or 18.6%, increase over the Company's interest expense of $813,968 in fiscal year 1998. The primary reason for the increased level of interest expense was a higher level of borrowings in fiscal year 1999 than in fiscal year 1998.

     In fiscal year 1999, the Company recorded income tax expense of $2,150, representing various state income taxes. The Company's net operating loss carryforward sheltered the Company from federal income taxes in fiscal year 1999.

     In fiscal year 1998, the Company recorded net income tax provisions consisting only of the current portion of the minimum income taxes required by various jurisdictions including the States of California and Delaware; such amounts were immaterial and are included in operating expenses. Changes in deferred taxes were offset dollar for dollar by adjustments to the Company's valuation allowance which has reduced its net deferred tax assets to zero as of March 31, 1999 and 1998 and resulted in a net zero dollar provision for deferred income taxes for each of the years ended March 31, 1999 and 1998.

     As a result of the above-mentioned factors, the Company recorded a net income of $140,868 for the fiscal year ended 1999 compared to a net loss of $(2,054,470) for the fiscal year ended March 31, 1998.

     In fiscal year 1999, the net income of $140,868 was reduced by non-cash dividends of $1,707,725 in order to determine the net income applicable to common shares. The non-cash dividends represent amortization of the discount recorded upon issuance of Series E Stock with a beneficial conversion feature. No dividends in the form of securities or other assets were actually paid out. A non-cash dividend of $1,473,806 was recorded for fiscal year 1998. As a result, the net loss applicable to common shares was $(1,566,857), or $(.34) per share, for the year ended March 31, 1999 and $(3,528,276), or $(.86) per share, for the year ended March 31, 1998.

Liquidity and Capital Resources

     At March 31, 1999, the Company had a working capital position of $5,832,145 compared working capital of $4,452,481 at March 31, 1998. The primary factors in the $1,379,664 increase in working capital were a $1,162,268 growth in the Company's net investment in inventories (increase in inventories less increase in accounts payable), which was financed through a $2,369,468 increase under the Company's financing agreement, a long-term liability.

         While the Company generated an operating profit during fiscal year ended March 31, 1999, the Company generated operating losses for the prior fiscal years and has historically financed those losses and its working capital requirements through loans and sales of the Company's equity securities. There can be no assurance that the Company will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to achieve profitability.

     For the year ended March 31, 1999, the Company used $1,231,117 of cash in its operations compared to $2,288,736 used in operations in the year ended March 31, 1998. The primary reason for the $1,057,619 reduction in the use of cash in operations was the Company's net income of $140,868 compared to the prior year's loss of $2,054,470. Beyond the $2,195,338 improvement of net income, the Company recorded an incremental amount of $312,177 of non-cash depreciation and amortization and amortization of debt issuance costs that are added back to the Company's operating cash flow.

     The Company used cash in its operating activities in fiscal year 1999 because of a $1,162,268 growth in the Company's net investment in inventories (increase in inventories less increase in accounts payable). The Company has invested in its inventory position to supply its growing number of stores and its increased level of sales.

     The Company used $2,799,819 of cash in its investing activities during fiscal year 1999 compared to $3,273,273 in fiscal year 1998. All but $100,000 of the cash used in investing activities represented purchases of property and equipment. These purchases primarily related to the six new stores the Company opened in fiscal year 1999. The $2,799,819 represents capital expenditures net of landlord tenant improvement contributions and of capital lease financing.

     In fiscal year 1998, $2,250,000 of the investing activities related to the purchase of restricted certificates of deposit. Of that amount, $2,000,000 was used to collateralize a letter of credit ("L/C") in the same amount in favor of FINOVA Capital Corp. ("FINOVA" - see below), the Company's working capital lender. The other $250,000 is collateral for a facility for letters of credit. The remaining $1,023,273 of investing activities related to purchases of property and equipment, largely at four new stores that the Company opened.

     The Company generated $3,507,917 from its financing activities in the year ended March 31, 1999 compared to the generation of $6,033,273 from financing activities in the year ended March 31, 1998. The largest contribution to the Company's financing activities in the 1999 fiscal year was from net borrowings under the Company's financing agreement. The largest contributions to the Company's financing activities in the 1998 fiscal year were the receipt of $3,390,450 of net proceeds from the sale of preferred stock through a combination of public and private offerings and $1,750,000 in proceeds from notes payable.

     As a result of the above factors, the Company had a net decrease in cash of $523,019 in fiscal year 1999 compared to a net increase in cash of $471,264 in fiscal year 1998.

     During fiscal 1999, the Company opened six new stores in high traffic shopping malls for a total cost (excluding inventory) of approximately $3.4 million. The stores are located in Primm (near Las Vegas), Nevada; Gurnee (near Chicago), Illinois; Auburn Hills (near Detroit), Michigan; Grapevine (near Dallas), Texas; Thousand Oaks and Orange (both near Los Angeles), California.

     The Company had planned to finance the costs of opening those new stores through a combination of capital lease financing, use of the Company's working capital, and the sale of additional equity. The Company received approximately $850,000 in lease financing during fiscal year 1999 and approximately $240,000 in the April through June 1999 period. The Company continues to seek additional capital lease financing.

     The following transactions entered into over the second half of fiscal year 1999 were equity and debt transactions structured to help the Company with the cost of the capital expenditures associated with opening the six new stores.

     On November 24, 1998, Breaking Waves, Inc. ("BWI"), a wholly-owned subsidiary of Shopnet.com, Inc. ("Shopnet," formerly known as Hollywood Productions, Inc.), an affiliate, purchased 1.4 million unregistered shares of the Company's Common Stock in a private transaction. The president of Shopnet and BWI is also the chairman of the Company. Shopnet is a publicly traded company. The shares purchased by BWI represent approximately 25.4% of the total Common Stock issued and outstanding after the transaction.

     The consideration for the Common Stock was $665,000, which represented a price of $0.475 per share. The price represented an approximate 33% discount from the then current market price of $.718 reflecting a discount for the illiquidity of the shares, which do not carry any registration rights. $300,000 of the consideration was in cash and the remaining $365,000 was in product from BWI, primarily girl's swimsuits. The $365,000 value of the swimsuit inventory was determined by the Company based on its analysis of the net realizable value of the inventory received. The Company had previously carried swimsuits from BWI in its stores on a trial basis.

     In November 1998, the Company entered into agreements with ZD Group, L.L.C. ("ZD"), a related party, and Frampton, an affiliate under common control, to secure additional financing. ZD is a New York trust, the beneficiary of which is a member of the family of the Company's chairman. Frampton is a British Virgin Islands company.

     Pursuant to the ZD agreement, ZD issued a $700,000 irrevocable standby L/C in favor of FINOVA. FINOVA then lent a matching $700,000 to the Company in the form of a term loan. The term loan expires on August 3, 2000 and bears interest at prime plus one percent. As consideration for its issuance of the L/C, ZD will receive a one-third profit percentage after application of corporate overhead beginning April 1, 1999 from three of the Company's stores (Woodfield Mall in Schaumburg, Illinois scheduled to open in late summer 1999; Auburn Hills, Michigan; and Gurnee, Illinois).

     Under the Frampton agreement, Frampton lent $500,000 and Europe American Capital Foundation, another affiliate under common control, lent $150,000 in the form of a convertible, subordinated debenture due December 31, 1999. The debentures each bear a 5% interest rate and will be convertible into the Company's Series E Stock at the lenders' option. The conversion price initially was $0.10 per share. That price was discounted 50% from the then current market price (November 10, 1998) reflecting a discount for the illiquidity of the shares, which do not carry any registration rights. Subsequently, in May 1999, the lenders agreed to amend the conversion price to $0.20 per share, which equaled the full market price on the date of the original business transaction.

     At March 31, 1999, the Company had a line of credit with FINOVA in connection with a Loan and Security Agreement ("FINOVA Agreement"). The FINOVA Agreement originally provided for maximum borrowings up to $7,100,000 based on a percentage of the cost value of eligible inventory, as defined. Outstanding borrowings bear interest at 1.5% above the prime rate, as defined (the prime rate at March 31, 1999 was 7.75%). The FINOVA Agreement matures on August 3, 2000 and can be renewed for one additional year at the lender's option.

     In addition to the $700,000 term loan secured by the ZD letter of credit, the FINOVA Agreement was amended during the 1999 fiscal year to increase the maximum amount of borrowings available under the line of credit. The maximum level of borrowings was first increased by $500,000, and later by an additional $1 million only through December 31, 1998. As of March 31, 1999, the overall FINOVA Agreement allowed for a maximum level of borrowings of $8.3 million, including the $700,000 term loan backed by the ZD letter of credit. The Company had approximately $100,000 available under the FINOVA Agreement at March 31, 1999.

     The FINOVA Agreement is guaranteed by United Textiles & Toys Corp. ("UTTC") and is secured by substantially all the assets of the Company and $3,700,000 in letters of credit. Of the $3,700,000 in letters of credit, $2,000,000 is collateralized by amounts held in a restricted certificate of deposit. Multimedia Concepts International, Inc., an affiliate under common control, has provided a $1,000,000 L/C and ZD provided a $700,000 L/C as noted above.

     During fiscal year 1999, the Company breached two negative covenants in the FINOVA Agreement by exceeding maximum levels of capital expenditures and unsecured and lease financing. FINOVA subsequently waived those defaults.

     The Company believes that it will require a significant increase in its line of credit as a result of its 50% revenue growth over the past fiscal year and has approached FINOVA about increasing the line of credit. There can be no assurance that FINOVA (a) will be amenable to such a credit line increase or (b) will only provide such an increase under terms that Company management finds reasonable.

     In March 1999, the Company borrowed an aggregate of $400,000 from Full Moon Development, Inc., a corporation not affiliated with the Company, pursuant to two promissory notes, each in the amount of $200,000. The Company has repaid the first note, and the second note is due on July 30, 1999.

     In the fourth quarter of the year ended March 31, 1999, the Company borrowed $100,000 from Shopnet under an unsecured note, with interest at 9%. Of this amount, $25,000 has been repaid to date. The original maturity date has been verbally extended to an unspecified date. In each of April and May 1999, the Company borrowed an additional $100,000 under unsecured notes, with interest at 9%, maturity on August 31, 1999 and September 30, 1999, respectively.

     Planned new store openings remain a significant capital commitment of the Company. The Company has entered into leases to open ten new stores by the end of calendar year 2000. The Company expects that the costs of building those new stores net of landlord tenant improvement contributions and of inventory requirements will be approximately $2.8 million. The Company plans to finance the costs of opening those new stores through a combination of capital lease financing, use of the Company's working capital, and the sale of additional equity.

     The first of those stores opened in June in the Venetian Resort and Casino in Las Vegas, Nevada. The costs of opening that store (excluding inventory) were approximately $825,000. This store was projected to be the most capital intensive of all the stores scheduled to be opened this fiscal year.

     Electronic commerce represents another area that may result in significant capital expenditures for the Company in fiscal 2000. In April 1999, The Company debuted the first of two dedicated electronic commerce websites. This site, www.ToysWhyPayRetail.com, represents a new trade name for the Company and allows consumers to purchase, at near wholesale prices, overstocks, special buys, and overruns on mostly name-brand toys purchased by the Company out of season. The Company plans to offer approximately 1000 items for sale on the website.

     The second electronic commerce website, www.Playco.com, is currently being developed to a state-of-the-art standard in conjunction with an Internet consulting firm. This second site, which will offer collectible and imported specialty merchandise such as die-cast cars, dolls, plush toys, trains, and collectible action figures, is expected to open in the fall of 1999. In conjunction with the website launch, the Company plans to place computer kiosks in several of its retail locations in order to permit customers to place orders on the website for goods otherwise not sold in such store.

     In May 1999, pursuant toss.506 of Regulation D, the Company sold 750,000 shares of Series F Preferred Stock, par value $0.01 per share ("Series F Stock"), at a purchase price of $1.00 per share, through Robb Peck McCooey Clearing Corporation as placement agent. The Company received $657,500 in net proceeds from the sale. Each share of Series F Stock is convertible, at the holder's option, into two fully paid and non-assessable shares of Common Stock, at any time commencing on the date the registration statement registering the Series F Stock and Common Stock underlying same is declared effective by the Securities and Exchange Commission.

     The Company has received letters of intent from two investment banking firms to raise additional equity through the public sale of a minority interest in the Company's Toys subsidiary. The Company is pursuing those opportunities and continuing to seek additional lease financing. There can be no assurance that the Company will be able to obtain sufficient financing to successfully open the planned new stores. Additionally, as noted above, the Company has incurred significant capital expenditures over the past twelve months. To date, the Company has deployed its working capital to cover a significant portion of these capital expenditures. As a result, the Company is also seeking additional working capital from the above-mentioned equity offerings. Should the Company be unable to raise sufficient working capital, it may be unable to purchase product directly from factories at advantageous pricing, thereby resulting in a negative impact on gross margins and results of operations.

Year 2000

     In 1998, the Company developed a plan to upgrade its existing management information system ("MIS") and computer hardware and to become year 2000 compliant. The Company has completed the hardware upgrade and has installed a year 2000 compliant upgrade to its accounting software. The Company expects to finish the year 2000 compliance work in the September quarter of 1999.

     To finance the cost of the new hardware in the computer upgrade project, the Company entered into a lease in the amount of $82,472 bearing an interest rate of 10.8%. The total cost of the hardware and software purchased for the project was approximately $100,000.

     Beyond the above noted internal year 2000 system issue, the Company has no current knowledge of any outside third party year 2000 issues that would result in a material negative impact on its operations. Management has reviewed its significant vendors' (i.e., Mattel, Inc. and Hasbro, Inc.) and financing arm's (FINOVA) recent SEC filings vis-a-vis year 2000 risks and uncertainties and, on the basis thereof, is confident that the steps the Company has taken to become year 2000 compliant are sufficient. In continuation of this review, the Company shall continue to monitor or otherwise obtain confirmation from the aforesaid entities - and such other entities as management deems appropriate - as to their respective degrees of preparedness. To date, nothing has come to the attention of the Company that would lead it to believe that its significant vendors and/or service providers will not be year 2000 ready.

     Year 2000 readiness is a priority of the Company. The Company believes that it is taking such reasonable and prudent steps as are necessary to mitigate the risks associated with potential year 2000 difficulties. The effect, if any, of year 2000 problems on the Company's results of operations if the Company's or its customers, vendors, or service providers are not fully compliant cannot be estimated with any degree of certainty. It is nonetheless possible that year 2000 problems could have a material adverse effect in that holiday 1999 purchases may be stunted due to consumer uncertainty and that the overall business environment may be disrupted in the Company's fourth fiscal quarter.

Trends Affecting Liquidity, Capital Resources and Operations

     As a result of its planned merchandise mix change to emphasize specialty and educational toys, the Company enjoyed significant sales and gross profits in fiscal 1999. Same can be attributed to the expansion of its collectible die cast cars, specialty yo-yo's, Rokenbok and Learning Curve toys, and the continued strength of Beanie Babies(R)and other plush and educational toys. While the Company believes these particular toys will remain popular with its customer base for the remainder of calendar year 1999, there can be no assurance that these particular specialty toys will continue to contribute strongly to the Company's sales and gross profits. However, the history of the toy industry indicates that there is generally at least one highly popular toy every year.

     The Company's future financial performance will depend upon continued demand for toys and the Company's ability to choose locations for new stores, the Company's ability to purchase product at favorable prices and on favorable terms, and the effects of increased competition and changes in consumer preferences.

     The toy and hobby retail industry faces a number of potentially adverse business conditions including price and gross margin pressures and market consolidation. The Company competes with a variety of mass merchandisers, superstores, and other toy retailers, including Toys R Us and Kay Bee Toy Stores. Competitors that emphasize specialty and educational toys include Disney Stores, Warner Bros. Stores, Learning Smith, Lake Shore, Zainy Brainy, and Noodle Kidoodle. The Company also competes both through its electronic commerce operations and through its stores against Internet oriented toy retailers such as eToys, Inc. There can be no assurance that the Company's business strategy will enable it to compete effectively in the toy industry.

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

Net Operating Loss Carryforwards

     At March 31, 1999, the Company has net operating loss ("NOL") carryforwards of approximately $9,400,000 for federal purposes and approximately $5,000,000 for state purposes. The federal NOLs are available to offset future taxable income and expire at various dates through March 31, 2013 while the state NOLs are available and expire at various dates through March 31, 2003.

     A portion of the NOLs described above is subject to provisions of the Internal Revenue Code ss.382 which limits use of NOL carryforwards when changes of ownership of more than 50% occur during a three year testing period. During the years ended March 31, 1994 and 1995, the Company's ownership changed by more than 50% as a result of the May 1993 purchase of a majority interest in the Company by American Toys, Inc. and the Company's November 1994 completion of an initial public offering of its Common Stock. Further changes in common and preferred stock ownership during each of the years ended March 31, 1997 through 1999 have also potentially limited the use of NOLs. The effect of such limitations has yet to be determined. NOLs could be further limited upon the exercise of outstanding stock options and stock purchase warrants or as result of the May 1999 private offering of Series F Stock.


ITEM 7. FINANCIAL STATEMENTS

     See attached Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company's independent auditor since February 20, 1997 has been Haskell & White LLP.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Officers and Directors

     The following table sets forth the names, ages, and titles of all directors and officers of the Company:

Name                            Age                  Position

Harold Rashbaum                 72                   Chairman of the Board

Richard Brady                   47                   Chief Executive Officer, President, and Director

James Frakes                    42                   Chief Financial Officer, Secretary, and Director

Moses Mika                      78                   Director



     All directors are elected at an annual meeting of the Company's shareholders and hold office for a period of one year or until the next annual meeting of stockholders or until their successors are duly elected and qualified. Vacancies on the board of directors may be filled by the remaining directors. Officers are appointed annually by, and serve at the discretion of, the board of directors. There are no family relationships between or among any officers or directors of the Company except that Mr. Rashbaum is the father-in-law of Ilan Arbel, Mr. Mika's son.

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

     Harold Rashbaum has been the chairman of the board of directors since September 10, 1996. Mr. Rashbaum was a management consultant to the Company from July 1995 to September 10, 1996. In May 1998, he was elected as a director of Toys. Mr. Rashbaum has been the president, chief executive officer, and a director of Shopnet since January 1997. From May 1996 to January 1997, Mr. Rashbaum served as secretary and treasurer of Shopnet. Since May 1999, he has also been the president and a director of Hollywood Productions, Inc. ("Hollywood," a wholly-owned subsidiary of Shopnet) and since September 1996, he has been the president, secretary, and sole director of BWI (also a wholly-owned subsidiary of Shopnet). Since February 1996, Mr. Rashbaum has been the president and a director of H.B.R. Consultant Sales Corp. ("HBR"), of which his wife is the sole shareholder. Prior thereto, from February 1992 to June 1995, Mr. Rashbaum was a consultant to 47th Street Photo, Inc., an electronics retailer. Mr. Rashbaum held this position at the request of the bankruptcy court during the time 47th Street Photo, Inc. was in Chapter 11. From January 1991 to February 1992, Mr. Rashbaum was a consultant for National Wholesale Liquidators, Inc., a major retailer of household goods and housewares.

     James Frakes was appointed chief financial officer and secretary of the Company in July 1997. In August 1997, he was elected as a director of the Company. In January 1998, Mr. Frakes was appointed secretary and chief financial officer of Toys. He was elected as a director thereof in May 1998. In January 1998, Mr. Frakes was elected as a director of Shopnet. From June 1990 to March 1997, Mr. Frakes was chief financial officer of Urethane Technologies, Inc.
("UTI") and two of its subsidiaries, Polymer Development Laboratories, Inc. ("PDL") and BMC Acquisition, Inc. These were specialty chemical companies, which focused on the polyurethane segment of the plastics industry. Mr. Frakes was also vice president and a director of UTI during this period. In March 1997, three unsecured creditors of PDL filed a petition for the involuntary bankruptcy of PDL. This matter is pending before the United States Bankruptcy Court, Central District of California. From 1985 to 1990, Mr. Frakes was a manager for Berkeley International Capital Corporation, an investment banking firm specializing in later stage venture capital and leveraged buyout transactions. In 1980, Mr. Frakes obtained a Masters in Business Administration from University of Southern California. He obtained his Bachelor of Arts degree in history from Stanford University, from which he graduated with honors in 1978.

     Moses Mika was appointed as a director of the Company in March 1998 and was elected a director of Toys in May 1998. Mr. Mika has been retired since 1989.

Significant Employees of the Company

     Howard Labow has been the vice president of advertising of the Company (a non-executive officer position) since June 1998. He has been employed by the Company since 1977.

     Donna Hogan has been the vice president of merchandising of the Company (a non-executive officer position) since June 1998. She has been employed by the Company since 1983.

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

     No person ("a Reporting Person") who during the fiscal year ended March 31, 1999 was a director, officer, or beneficial owner of more than ten percent of the Company's Common Stock or Series E Stock [which are the only classes of equity securities of the Company registered under ss.12 of the Securities Exchange Act of 1934], failed to file on a timely basis reports required by ss.16 of the Act during the most recent fiscal year except as follows: (i) Richard Brady failed to file a Form 4, (ii) Moses Mika failed to file Forms 3 and 5, (iii) Harold Rashbaum failed to file a Form 4, (iv) EACC failed to file Forms 3, 4, and 5, and (v) EACF failed to file Forms 3 and 5. The foregoing is based solely upon a review by the Company of (i) Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(e) under the Act, (ii) Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and (iii) any representation received by the Company from any reporting person that no Form 5 is required, except as described herein.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

     The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded or paid by the Company during the years ended March 31, 1999, 1998, and 1997 to each of the named executive officers of the Company.

                                                     SUMMARY COMPENSATION TABLE








                                     Annual Compensation                                Long-Term Compensation
                                                                                Awards             Payouts
                                                                          ($)
                                                    Other Annual   Restricted   Securities
                       Year    Salary     Bonus        Compen-     Stock        Underlying                    All
                                ($)       ($)(1)       sation      Award        Options/      LTIP            Other
                                                                                SARs          Payouts ($)     Compen
                                                                                              ($)             -sation(#)
Name and Principal
Position
Richard Brady ....      1999   124,500      --          8,579        --         --             --             --
  President,  CEO,
 and Director
                        1998   120,000      --          8,579      25,000(3)    --             --             --
                        1997   108,000      --          6,179        --         --             --             --

    ----------------------

     (1) No bonuses were paid during the periods herein stated.

     (2) Includes an automobile allowance of $7,200 for each of 1999 and 1998 and $4,800 for 1997, and the payment of life insurance premiums of $1,379 for each of 1999, 1998 , and 1997.

     (3) Mr. Brady received 25,000 shares of Series E Stock as a bonus in March 1998: these shares vested equally over a 12 month period commencing in April 1998 and were returned to the Company by Mr. Brady in April 1999.

     During fiscal 1999, Harold Rashbaum,  the Company's  chairman of the board, received an aggregate of $33,000 in compensation from the Company in consideration of the consulting services he provided therefor. In March 1998, the Company issued 25,000 shares of Series E Stock, subject to a vesting schedule, to each of Mr. Brady and Mr. Rashbaum: these shares were returned to the Company by Messrs. Brady and Rashbaum in early April 1999. Mr. Rashbaum devotes a significant portion of his time to the Company. Among other things, he reviews potential store sites, assists in strategic planning, reviews all cash outflows, and otherwise works closely with management in further developing and implementing the Company's ongoing business strategy.

1994 Stock Option Plan

     In 1994, the Company adopted a Stock Option Plan (the "SOP"). The board believes that SOP is desirable to attract and retain executives and other key employees of outstanding ability. Under the SOP, options to purchase an aggregate of not more than 50,000 shares of Common Stock may be granted from time to time to key employees, officers, directors, advisors, and independent consultants to the Company and its subsidiaries. The Company granted to James Frakes, chief financial officer and secretary, pursuant to his hire, an option to purchase 30,000 shares of Common Stock at an exercise price of $3.25 per share, vesting at the rate of 10,000 shares per annum in each of July 1998, 1999, and 2000. On June 17, 1998, the board elected to adjust the exercise price of the option to $1.15, representing approximately 110% of the closing price of the Common Stock on said date.

     The board of directors is charged with administration of the SOP and is generally empowered to interpret the SOP, prescribe rules and regulations relating thereto, determine the terms of the option agreements, amend them with the consent of the Optionee, determine the employees to whom options are to be granted, and determine the number of shares subject to each option and the exercise price thereof. The per share exercise price for incentive stock options ("ISOs") will not be less than 100% of the fair market value of a share of the Common Stock on the date the option is granted (110% of fair market value on the date of grant of an ISO if the Optionee owns more than 10% of the Common Stock of the Company).

     Options will be exercisable for a term (not less than one year) determined by the board. Options may be exercised only while the original grantee has a relationship with the Company or at the sole discretion of the board, within ninety days after the original grantee's termination. In the event of termination due to retirement, the Optionee, with the consent of the board, shall have the right to exercise his option at any time during the thirty-six month period following such retirement. Options may be exercised up to thirty-six months after the death or total and permanent disability of an Optionee. In the event of certain basic changes in the Company, including a change in control of the Company as defined in the SOP, in the discretion of the board, each option may become fully and immediately exercisable. ISOs are not transferable other than by will or by the laws of descent and distribution. Options may be exercised during the holder's lifetime only by the holder or his guardian or legal representative.

     Options granted pursuant to the SOP may be designated as ISOs with the attendant tax benefits provided therefor pursuant to Sections 421 and 422A of the Internal Revenue Code of 1986. Accordingly, the SOP provides that the aggregate fair market value (determined at the time an ISO is granted) of the Common Stock subject to ISOs exercisable for the first time by an employee during any calendar year (under all plans of the Company and its subsidiaries) may not exceed $100,000. The board may modify, suspend, or terminate the SOP, provided, however, that certain material modifications affecting the SOP must be approved by the shareholders, and any change in the SOP that may adversely affect an Optionee's rights under an option previously granted under the SOP requires the consent of the Optionee.

1994 401(k) Employee Stock Option Plan ("ESOP")

     In May 1994, the Company adopted corporate resolutions approving a 401(k) Employee Stock Ownership Plan (the "401(k) ESOP Plan") which covers substantially all employees of the Company. The 401(k) ESOP Plan was filed on July 14, 1995 with the Internal Revenue Service and includes provisions for both employee stock ownership and a 401(k) Plan. The 401(k) ESOP Plan allows contributions only by the Company: these can be made annually at the discretion of the Company's board of directors. The 401(k) ESOP Plan has been designed to invest primarily in the Company's stock. The employees of the Company will contribute to the 401(k) portion of the Plan through payroll deductions. The Company does not intend to match contributions to the 401(k). Contributions to the 401(k) ESOP Plan may result in an expense, resulting in a reduction in earnings, and may dilute the ownership interests of persons who currently own securities of the Company. On January 26, 1995, Messrs. Brady and Tom Davidson (a founder of the Company and the Company's former president) and the Company's then parent company contributed an aggregate of 15,333 shares of the Company's Common Stock to the 401(k) ESOP Plan. In August 1998, pursuant to the ESOP portion of the plan, the Company issued 5,673 shares of Common Stock to certain former employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's outstanding Common Stock as of July 12, 1999, by (i) each beneficial owner of 5% or more of the Company's Common Stock; (ii) each of the Company's executive officers, directors, and key employees; and (iii) all executive officers, directors, and key employees as a group:


                   Name and Address                                Number of Shares             Percent of Common Stock
                 of Beneficial Owner                             Beneficially Owned1            Beneficially Owned 2,3

------------------------------------------------------------------------------------------------------------------------------------

Harold Rashbaum 4
c/o Play Co. Toys & Entertainment Corp.                                   --                                     --
550 Rancheros Drive
San Marcos, CA 92069
------------------------------------------------------------------------------------------------------------------------------------

Richard Brady
c/o Play Co. Toys & Entertainment Corp.                                 25,587                                   *
550 Rancheros Drive
San Marcos, CA 92069
------------------------------------------------------------------------------------------------------------------------------------

James B. Frakes 5
c/o Play Co. Toys & Entertainment Corp.                                 20,000                                   --
550 Rancheros Drive
San Marcos, CA 92069
------------------------------------------------------------------------------------------------------------------------------------

Moses Mika
c/o Play Co. Toys & Entertainment Corp.                                   --                                     --
550 Rancheros Drive
San Marcos, CA 92069
------------------------------------------------------------------------------------------------------------------------------------

United Textiles & Toys Corp. 6
1410 Broadway, Suite 1602                                             2,489,910                                45.2%
New York, NY 10018
------------------------------------------------------------------------------------------------------------------------------------

Breaking Waves, Inc. 4
112 West 34th Street                                                  1,400,000                                25.4%
New York, New York  10120
------------------------------------------------------------------------------------------------------------------------------------

Multimedia Concepts International, Inc.7
1410 Broadway, Suite 1602                                                 --                                     --
New York, NY 10018
------------------------------------------------------------------------------------------------------------------------------------

ABC Fund, Ltd.8
Riva Caccia                                                               --                                     --
Lugano, Switzerland CH-900
------------------------------------------------------------------------------------------------------------------------------------

Europe American Capital Foundation ("EACF")9
Via Cantonale                                                             --                    --
Lugano, Switzerland CH-900
------------------------------------------------------------------------------------------------------------------------------------


                                                                          --                                     --
Volcano Trading Limited10
Via Cantonale
Lugano, Switzerland CH-900
------------------------------------------------------------------------------------------------------------------------------------

Officers and Directors as a Group                                       35,587                                   *
(4 persons)4,5
------------------------------------------------------------------------------------------------------------------------------------

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

     (3) Does not include 35,303,418 shares of Common Stock issuable upon the conversion (any time two years from issuance) of 5,883,903 shares of Series E Stock outstanding.

     (4) Mr. Rashbaum, the Company's chairman of the board, is also the president and the sole director of BWI which is a wholly-owned subsidiary of Shopnet. Mr. Rashbaum is also the president and a director of Shopnet.

     (5) Represents those shares underlying an option which have vested and/or which shall vest within 60 days. The final 10,000 shares underlying such option shall vest on July 1, 2000.

     (6) Does not include 1,950,000 shares of Common Stock issuable upon the conversion (any time two years from issuance) of 325,000 shares of Series E Stock. The president of UTTC, a publicly traded company which is the Company's controlling shareholder, is Ilan Arbel who is also the president, chief executive officer, and a director of MMCI, a publicly traded company which is the parent company of UTTC (owning approximately 78.5% of same). MMCI is owned approximately 62.2% by U.S. Stores Corp., a company of which Mr. Arbel is the president and a director. U.S. Stores Corp. is owned 100% by ATPLC, a British corporation. By virtue of its ownership of UTTC, MMCI may be deemed a beneficial holder of the Company's Common Stock held by UTTC.

     (7) Does not include 4,818,420 shares of Common Stock issuable upon the conversion (any time two years from issuance) of 803,070 shares of Series E Stock.

     (8) Does not include 9,199,998 shares of Common Stock issuable upon the conversion (any time two years from issuance) of 1,533,333 shares of Series E Stock.

     (9) Does not include 11,535,000 shares of Common Stock issuable upon the conversion (any time two years from issuance) of 1,922,500 shares of Series E Stock.

     (10) Does not include 1,968,000 shares of Common Stock issuable upon conversion of 328,000 shares of Series E Stock underlying Series E Warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Shopnet.com, Inc.

     In the fourth quarter of the year ended March 31, 1999, the Company borrowed $100,000 from Shopnet under an unsecured note, with interest at 9%. Of this amount, $50,000 has been repaid to date. The original maturity date has been extended to an unspecified date. In each of April and May 1999, the Company borrowed an additional $100,000 under unsecured notes, with interest at 9% and maturity on August 31, 1999 and September 30, 1999, respectively.

Breaking Waves, Inc.

     On November 24, 1998, pursuant to a sales agreement entered into by and between the Company and BWI, BWI purchased 1.4 million unregistered shares of the Company's Common Stock in a private transaction. The shares purchased by BWI represent approximately 25.4% of the total Common Stock issued and outstanding after the transaction. The consideration for the stock was $665,000, which represents a price of $0.475 per share. The price represents an approximate 33% discount from the then current market price of $0.718 reflecting a discount for the illiquidity of the shares, which do not carry any registration rights. $300,000 of the consideration was in cash and the remaining $365,000 was in product from BWI, primarily girl's swimsuits. The $365,000 value of the swimsuit inventory was determined by the Company based on its analysis of the net realizable value of the inventory received. The Company had previously carried swimsuits from BWI in its stores on a trial basis.

     Pursuant to the sales agreement (which has a term of one year and automatically extends for one year terms unless terminated by either of the parties), the Company agreed to purchase a minimum of 250 pieces of merchandise for each of its retail locations and to provide advertising promotional materials and ads of the merchandise in all of its brochures, advertisements, catalogs, and all other promotional materials, merchandising programs, and sales promotion methods.

     On July 15, 1998, the Company borrowed $300,000 from BWI and issued an unsecured promissory note (at 9% interest per annum) to same in exchange therefor. The note called for five monthly installments of principal and interest commencing August 15, 1998 and ending December 30, 1998 and has been repaid in full.

     On March 1, 1998, the Company borrowed $250,000 from BWI and issued an unsecured promissory note (at 15% interest per annum) to same in exchange therefor. The note called for ten monthly installments of principal and interest commencing on March 31, 1998 and ending on December 31, 1998 and has been repaid in full.

ZD Group, L.L.C.

     In November 1998, the Company entered into an agreement with ZD to secure additional financing. ZD is a New York limited liability company, the beneficiary of which is a member of the family of the Company's chairman. Pursuant to the ZD agreement, ZD issued a $700,000 irrevocable standby L/C in favor of FINOVA, the Company's working capital lender (which is not an affiliate of the Company). FINOVA then lent a matching $700,000 to the Company in the form of a term loan, pursuant to a Fourth Amendment to Loan and Security Agreement executed on February 11, 1999 by and between the Company and FINOVA. The term loan from FINOVA expires on August 3, 2000 and bears interest at prime plus one percent. As consideration for its issuance of the L/C, ZD will receive a profit percentage after application of corporate overhead from three of the Company's stores.

Frampton Industries, Ltd.

     In January 1999, the Company and Frampton Industries, Ltd. ("Frampton"), an affiliated British Virgin Islands company, under common control, executed a letter agreement pursuant to which Frampton has agreed to act as the exclusive placement agent and financial advisor for the Company in connection with a contemplated proposed offering of convertible debentures. The agreement is for a term of six months (with a potential two month extension at Frampton's option) and provides that Frampton shall be provided an investment banking fee of 8% of the face amount of each debenture funded.

     In November 1998, the Company entered into an agreement with Frampton to secure additional financing. Pursuant to the agreement, Frampton loaned $500,000 in the form of a convertible, subordinated debenture due December 31, 1999. The debenture bears a 5% interest rate and initially was convertible into Series E Stock at a price of $0.10 per share at Frampton's option. This price represents a 50% discount from the then current (November 10, 1998) market price reflecting a discount for the illiquidity of the shares, which do not carry any registration rights. In May 1999, Frampton agreed to amend the conversion price to $0.20 per share, which represents the full market price on the date of the original business transaction.

Europe American Capital Foundation

     In November 1998, the Company entered into an agreement with EACF, an entity which beneficially controls the Company, to secure additional financing. Pursuant to the agreement, EACF loaned $150,000 in the form of a convertible, subordinated debenture due December 31, 1999. The debenture bears a 5% interest rate and initially was convertible into Series E Stock at a price of $0.10 per share at EACF's option. This price represents a 50% discount from the then current (November 10, 1998) market price reflecting a discount for the illiquidity of the shares, which do not carry any registration rights. In May 1999, EACF agreed to amend the conversion price to $0.20 per share, which represents the full market price on the date of the original business transaction.

United Textiles & Toys Corp.

     The Company's parent, UTTC, has guaranteed the Company's loan from FINOVA.

     The president of UTTC, Ilan Arbel, in a letter dated May 15, 1998, has represented, generally, his intent and ability to provide working capital to the Company, should same be necessary, through September 30, 1999.

     On July 27, 1998, the Company sold 100,000 shares of Series E Stock to UTTC, the Company's principal shareholder, for $100,000. In determining the purchase price paid by UTTC, the trading price of the Company's Series E Stock - along with the applicable discounts for illiquidity, lack of marketability, and lack of registration rights - were considered. The trading price of approximately $2.00 per share was discounted by 50% for the above reasons.

ABC Fund, Ltd.

     In June 1998, the Company and ABC, a Belize corporation and an affiliate of the Company under common control, the holder of a 5% convertible secured subordinated debenture - dated January 21, 1998 and due August 15, 2000 (the "Debenture") - offered to amend the terms of the Debenture to enable the conversion of the principal amount and accrued interest thereon, into shares of Series E Stock, at a conversion price of $1.00 per share. Management agreed to convert the Debenture since the conversion of the debt into equity would result in a strengthened equity position which management believed would provide confidence to the Company's working capital lender, FINOVA, and trade creditors.

Further, converting the debt to equity eliminated on-going interest expense requirements as well as the cash flow required to repay the Debenture. Simultaneously with its offer to amend the Debenture, ABC elected to convert same as of June 30, 1998, whereby, $1.5 million in principal amount and $33,333 in accrued interest were converted into 1,533,333 shares of Series E Stock. ABC did not receive any registration rights regarding the shares. Simultaneously, ABC terminated the Subordinated Security Agreement between the parties and the Intercreditor and Subordination Agreement, dated January 21, 1998, by and between ABC and FINOVA. ABC, or its assigns, retained a right included in the Debenture, to purchase up to an aggregate of 25% of the outstanding shares of common stock of Toys. The purchase price per share shall equal the net book value per share of Toys' common stock as of the date of exercise using generally accepted accounting principals. The calculation of the number of shares subject to this right and the purchase price per share shall be as of the date that the Company receives notification that the right is being exercised. This right shall extend until August 15, 2000 and shall automatically extend thereafter until August 15, 2003 unless earlier terminated by ABC or its assignee.

Officers and Directors

     The Company leases 40,000 square feet of combined office and warehouse space (approximately 3,000 square feet is office space, and the remaining 37,000 square feet is warehouse space), at an approximate annual cost of $247,000, from a partnership of which one of the partners is Richard Brady, the president and a director of the Company. The lease expires in April 2000, and the Company believes that it is on terms no more or less favorable than terms it might otherwise have negotiated with an unaffiliated party.

     In early April 1999, each of Messrs. Brady and Rashbaum returned his 25,000 shares of Series E Stock which were issued to same by the Company in March 1998 as bonuses in recognition of their efforts to further the Company's turnaround toward profitability.

     During fiscal 1999, the Company remitted an aggregate of $33,000 to Mr. Rashbaum in consideration of the consulting services he provided therefor. Mr. Rashbaum received $2,500 per month for the first nine months of the fiscal year, and commencing January 1, 1999, his consulting fee increased to $3,500 per month. Mr. Rashbaum devotes a significant portion of his time to the Company.
Among other things, he reviews potential store sites, assists in strategic planning, reviews all cash outflows, and otherwise works closely with management in further developing and implementing the Company's ongoing business strategy.

     Pursuant to the Company's SOP, in July 1997, the Company granted to James Frakes (chief financial officer and secretary), pursuant to his hire, an option to purchase 30,000 shares of Common Stock at an exercise price of $3.25 per share, vesting at the rate of 10,000 shares per annum in July 1998, 1999, and 2000. On June 17, 1998, the board elected to adjust the exercise price of the option to $1.15, representing 110% of the closing price of the Common Stock on said date. No portion of the option has been exercised.

Multimedia Concepts International, Inc.

     In January 1998, in accordance with certain financing provided by FINOVA, the Company received $3.0 million in standby L/Cs. Of same, $2 million was established by the Company and was secured by a $2 million certificate of deposit which was acquired with $1.5 million in proceeds from a subordinated debt arrangement and $500,000 from the proceeds of the Company's December 1997 public offering of Series E Stock. The remaining $1 million was provided by MMCI, an affiliate of the Company by virtue of its 78.5% ownership of UTTC, the Company's parent.

Europe American Capital Corporation

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

Toys International Inc. Consulting Agreement

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

American Toys, Inc. Spin-Off

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following financial statements of the Company are included as Part II,

Item 8:

                  Table of Contents                                                                       F-1
                  Report of Independent Certified Public Accountants                                      F-2
                  Balance Sheets                                                                          F-3
                  Statements of Operations and Comprehensive Net Income (Loss)                            F-5
                  Statements of Stockholders' Equity                                                      F-6
                  Statements of Cash Flows                                                                F-7
                  Notes to Financial Statements                                                           F-9


     (b) During its last fiscal 1999 quarter, the Company filed no Forms 8-K.

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

  1.1                Form of Underwriting Agreement. See (ii) above.
  3.1                Certificate of Incorporation of the Company dated June 15, 1995. See (i) above.
  3.2                Amendment to Certificate of Incorporation of the Company, filed July 2, 1997. See (ii) above).
  3.2(a)             Amendment to Certificate of Incorporation of the Company, filed August 11, 1997. See (ii) above.
  3.2(b)*            Amendment to Certificate of Incorporation of the Company, filed May 9, 1996
  3.2(c)*            Amendment to Certificate of Incorporation of the Company, filed August 13, 1996
  3.2(d)*            Amendment to Certificate of Incorporation of the Company, filed March 24, 1997
  3.2(e)*            Amendment to Certificate of Incorporation of the Company, filed May 29, 1998
  3.2(f)*            Amendment to Certificate of Incorporation of the Company, filed May 12, 1999
  3.2(g)*            Amendment to Certificate of Incorporation of the Company, filed May 25, 1999
  3.3                By-Laws of the Company. See (i) above.
  4.1                Specimen Common Stock Certificate See (i) above).
  4.2                Specimen Series E Redeemable Purchase Warrant Certificate. See (ii) above
  4.3                Specimen Series E Preferred Stock Certificate. See (ii) above
  4.4                ESOP Plan See (i) above).
  4.5                Form of Warrant Agreement between the Company, the Underwriter and Continental Stock Transfer & Trust Company.
                     See (ii) above.
10.26                Lease Agreement for Store - Chula Vista. See (i) above.
10.27                Lease Agreement for Store - El Cajon. See (i) above.
10.29                Lease Agreement for Store - Simi Valley. See (i) above.
10.30                Lease Agreement for Store - Encinitas. See (i) above.
10.34                Lease Agreement for Store - Redlands. See (i) above.
10.35                Lease Agreement for Store - Rancho Cucamonga. See (i) above.
10.36                Lease Agreement for Store - Woodland Hills. See (i) above.
10.37                Lease Agreement for Warehouse - Executive Offices. See (i) above.
10.38                Lease Agreement for Store - Pasadena. See (i) above.


10.41                The Company Incentive Stock Option. Plan See (i) above.
10.44                Lease Agreement for Store - Corona Plaza. See (i) above.
10.50                Extension of Warehouse Lease. See (i) above.
10.75                Asset Purchase Agreement for the purchase of Toys International - (incorporated by reference herein to exhibit
                     10.75 of  the Company's 10-QSB for the period ended  December 31, 1996 filed with the Commission).
10.77                Lease Agreement for Store - Santa Clarita International (incorporated by reference herein to exhibit 10.77 of the Company's 10-KSB for the year ended March 31, 1997, filed with the Commission).
10.78                Lease Agreement for Store - South Coast Plaza International (incorporated  by reference herein to exhibit 10.78 of the Company's 10-KSB for the year ended March 31,1997, filed with the Commission).
10.79                Lease Agreement for Store - Century City International (incorporated by reference herein to exhibit 10.79 of the Company's 10-KSB for the year ended March 31, 1997, filed with the Commission).
10.80                Lease Agreement for Store - Crystal Court International (incorporated by reference herein to exhibit 10.80 of the Company's 10-KSB for the year ended March 31, 1997, filed with the Commission).
10.81                Lease Agreement for Store - Orange County (incorporated by reference herein to exhibit (i) of the Company's
                     10-QSB/A-1 for the period ended September 30, 1995 filed with the Commission).
10.85                Lease Agreement for Store - Mission Viejo (incorporated by reference herein to exhibit (iv) of the Company's
                     10-QSB for the period ended December 31, 1995).
10.86                Subscription Agreement between the Company and Volcano Trading Limited dated June 30, 1997. (incorporated by reference herein to exhibit 10.86 to the Company's Registration Statement on Form SB-2, Registration No.
                     333-32051.
10.87                Lease Agreement for Store - Clairemont (incorporated by reference herein to exhibit 10.87 of the Company's
                     10-QSB/A-1 for the period ended September 30, 1997).
10.88                Lease Agreement for Store - Redondo Beach (incorporated by reference herein to exhibit 10.88 of the Company's
                     10-QSB/A-1 for the period ended September 30, 1997).
10.89                Lease Agreement for Store - Arizona Mills (incorporated by reference herein to exhibit 10.89 of the Company's
                     10-QSB/A-1 for the period ended September 30, 1997).
10.90                FINOVA Loan and Security Agreement (incorporated by reference herein to exhibit 10.90 of the Company's 10-QSB for the period ended December 31, 1997)
10.91                Schedule to Loan and Security Agreement (incorporated by reference herein to exhibit 10.91 of the Company's
                     10-QSB for the period ended Dec. 31, 1997).
10.92                Lease Agreement for Store - City Mills (incorporated by reference herein to exhibit 10.92 of the Company's
                     10-KSB for the fiscal year ended March 31, 1998).
10.93                Lease Agreement for Store - Fashion Outlet of Las Vegas (incorporated by reference herein to exhibit 10.93 of the Company's 10-KSB for the fiscal year ended March 31, 1998).
10.93(a)*            Fixture Financing Agreements
10.93(b)             Letter from Ilan Arbel, dated May 15, 1998, re: funding of Company's operations (incorporated by reference herein to exhibit 10.93(b) of the Company's 10-KSB/A-2 for the fiscal year ended March 31, 1998).
10.94                Lease Agreement for Store-Concord Mills (Play Co. Toys) (incorporated by reference herein to exhibit 10.94 of the Company's 10-QSB for the period ended June 30, 1998).
10.95                Lease Agreement for Store-Katy Mills (Play Co. Toys) (incorporated by reference herein to exhibit 10.95 of the Company's 10-QSB for the period ended June 30, 1998).
10.96                Lease Agreement for Store-Concord Mills (Toy Co.) (incorporated by reference herein to exhibit 10.96 of the
                     Company's 10-QSB for the period ended June 30, 1998).
10.97                Lease Agreement for Store-Katy Mills (Toy Co.) (incorporated by reference herein to exhibit 10.97 of the
                     Company's 10-QSB for the period ended June 30, 1998).
10.98                Lease Agreement for Store-Ontario Mills (Toy Co.) (incorporated by reference herein to exhibit 10.98 of the
                     Company's 10-QSB for the period ended June 30, 1998).
10.99                Amendment No. 1 to Finova Loan Agreement (incorporated by reference herein to exhibit 10.99 of the Company's
                     10-QSB for the period ended June 30, 1998).
10.100               Amendment No. 1 to Lease Agreement for Store-Rancho Cucamonga (Play Co. Toys) (incorporated by reference herein to exhibit 10.100 of the Company's 10-QSB for the period ended June 30, 1998).
10.101               Company & Corporate  Relations  Group,  Inc.  Lead  Generation/Corporate
                     Relations  Agreement,  dated July 22, 1998  (incorporated by reference herein to exhibit  10.101 of the  Company's  10-QSB for the period  ended June 30,  1998).
10.103               Promissory Note with Amir Overseas  Capital Corp.  (dated  September 18,
                     1998)  (incorporated  by  reference  herein to exhibit  10.103 of the  Company's
                     10-QSB for the period ended September 30, 1998).
10.104               Promissory Note with Amir Overseas Capital Corp. (dated November 9, 1998) (incorporated by reference herein to exhibit 10.104 of the Company's 10-QSB for the period ended September 30, 1998).
10.105               Lease Agreement for Store - Dallas  (incorporated by reference herein to exhibit 10.105 of the Company's 10-QSB
                     /A-1 for the period ended September 30, 1998).
10.106               Lease Agreement for Store - Thousand Oaks (incorporated by reference herein to exhibit 10.106 of the Company's
                     10-QSB/A-1 for the period ended September 30, 1998).
10.107               Lease Agreement for Store - Detroit (incorporated by reference herein to exhibit 10.107 of the Company's 10-QSB
                     /A-1 for the period ended September 30, 1998).
10.108               Lease Agreement for Store - Chicago  (incorporated by reference herein to exhibit 10.108 of the Company's
                     10-QSB/A-1 for the period ended September 30, 1998).
10.109               Lease Agreement for Store - Orange County (incorporated by reference herein to exhibit 10.109 of the Company's
                     10-QSB/A-1 for the period ended September 30, 1998).
10.110               Phoenix Leasing Incorporated Loan and Security Agreement and Ancillary Documents (October 1998) (incorporated by reference herein to exhibit 10.109 of the Company's 10-QSB/A-1 for the period ended September 30, 1998).
10.111               Agreement by and between the Company and ZD Group, L.L.C., dated November 11, 1998  (incorporated by reference herein to exhibit 10.111 of the Company's 10-QSB for the period ended December 31, 1998).
10.112               Intercreditor and Subordination Agreement by and between ZD Group, L.L.C. and FINOVA Capital Corporation, dated
                     February 11, 1999 (incorporated by reference herein to exhibit 10.112 of the Company's 10-QSB for the period ended December 31, 1998).
10.113               5% Convertible Secured Subordinated Debenture in favor of Frampton Industries, Ltd., dated November 11, 1998
                     (incorporated by reference herein to exhibit 10.113 of the Company's 10-QSB for the period ended December 31,
                     1998).
10.114               Subordinated Security Agreement by and between the Company and Frampton Industries, Ltd., dated November 11,
                     1998 (incorporated by reference herein to exhibit 10.114 of the Company's 10-QSB for the period ended December
                     31, 1998).
10.115               Intercreditor and Subordination Agreement by and between Frampton Industries, Ltd. and FINOVA Capital
                     Corporation, dated February 11, 1999 (incorporated by reference herein to exhibit 10.115 of the Company's 10-
                     QSB for the period ended December 31, 1998).
10.115(a)            Third Amendment to Loan and Security Agreement by and between the Company and FINOVA Capital Corporation, dated December 1998 (incorporated by reference herein to exhibit 10.115(a) of the Company's 10-QSB/A-1 for the period ended December 31, 1998).
10.116               Fourth (initially filed as "Third") Amendment to Loan and Security Agreement by and between the Company and
                     FINOVA Capital Corporation, dated February 11, 1999 (later renamed "Fourth" Amendment) (incorporated by reference herein to exhibit 10.116 of the Company's 10-QSB for the period ended December 31, 1998).
10.117               Letter of Intent by and between the Company and Frampton Industries, Inc., dated January 4, 1999 (incorporated by reference herein to exhibit 10.117 of the Company's 10-QSB for the period ended December 31, 1998).


10.118               Fifth Amendment to Loan and Security Agreement by and between the Company and FINOVA Capital Corporation, dated
                     March 1999 (incorporated by reference herein to exhibit 10.118 of the Company's 10-QSB/A-1 for the period ended
                     December 31, 1998).
10.119               Typhoon Capital Consultants, LLC agreement dated February 1, 1999 (incorporated by reference herein to exhibit
                     10.118 of the Company's 10-QSB/A-1 for the period ended December 31, 1998).
10.120*              5% Convertible Secured Subordinated Debenture in favor of Europe American Capital Foundation, dated November 11
                     , 1998.
10.121*              Amendment to Lease Agreement - Tutti Animali.
10.122*              Lease Agreement for Store - Aladdin.
10.123*              Lease Agreement for Store - Pier 39.
10.124*              Lease Agreement for Store - Opry Mills.
10.125*              Lease Agreement for Store - Mission Viejo.
10.126*              Fixture Financing Agreement with Premier Capital Corp., dated October 15, 1998.
10.127*              Lease Agreement for Store - Venetian.
10.128*              Lease Agreement for Store - Woodfield Mall.
10.129*              Amendment to Lease Agreement - Rancho Cucamonga.
10.130*              Promissory Notes - Full Moon Development, Inc.
21.01*               Subsidiaries.
27.01*               Financial Data Schedule.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of July 1999.

PLAY CO. TOYS & ENTERTAINMENT CORP.


By: /s/ Richard Brady___________
Richard Brady, Chief Executive
Officer and President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Harold Rashbaum                                  Chairman of the                                      7/13/99
Harold Rashbaum                                      Board of Directors                                   Date


/s/ Richard Brady                                    Chief Executive Officer,                             7/13/99
Richard Brady                                        President, and Director                              Date


/s/ James Frakes                                     Chief Financial Officer,                             7/13/99
James Frakes                                         Secretary, and Director                              Date


/s/ Moses Mika                                       Director                                             7/13/99
Moses Mika                                                                                                Date

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)



                                Table of Contents

                             March 31, 1999 and 1998





                                                                                                               Page

Report of Independent Certified Public Accountants                                                             F-2

Financial Statements

     Balance Sheets                                                                                            F-3

     Statements of Operations and Comprehensive Net Income (Loss)                                              F-5

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

     Statements of Cash Flows                                                                                  F-7

Notes to Financial Statements                                                                                  F-9



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors
Play Co. Toys & Entertainment Corp.

     We have audited the accompanying balance sheets of Play Co. Toys & Entertainment Corp. (a subsidiary of United Textiles & Toys Corp.) as of March 31, 1999 and 1998 and the related statements of operations and comprehensive net income (loss), stockholders' equity, and cash flows for each of the two years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Play Co. Toys & Entertainment Corp. at March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.



HASKELL & WHITE LLP

Newport Beach, California
June 24, 1999

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)



                                 Balance Sheets



                                 ASSETS (Note 4)

                                                                   March 31,
                                                            1999                1998
Current
     Cash .............................................   $   125,967   $   648,986
     Restricted certificates of deposit (Notes 2 and 4)       350,000       250,000
     Accounts receivable ..............................        98,276        78,594
     Merchandise inventories ..........................    11,506,284     7,872,804
     Other current assets .............................     1,310,263       183,928
                                                          -----------   -----------

                  Total current assets ................    13,390,790     9,034,312

Property and equipment, net of accumulated
     depreciation and amortization of $4,058,603 and
     $3,414,235, respectively (Note 3) ................     5,348,175     2,782,386

Restricted certificate of deposit (Notes 2 and 4) .....     2,000,000     2,000,000

Deposits and other assets (Note 4) ....................       411,427       323,189
                                                          -----------   -----------

                                                          $21,150,392   $14,139,887
                                                          ===========   ===========

                 See accompanying notes to financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)



                                 Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                             March 31,
                                                                                                         1998
                                                                                                       Restated
                                                                                     1999              (Note 11)
Current
     Accounts payable                                                           $     5,611,442    $      3,505,230
     Accrued expenses and other liabilities                                             595,008             726,601
     Current portion of capital lease obligations (Note 5)                              227,197                 -
     Current portion of notes payable (Note 6)                                        1,125,000             350,000
                                                                                ---------------    ----------------

                  Total current liabilities                                           7,558,647           4,581,831

Borrowings under financing agreement (Note 4)                                         7,814,666           5,445,198

Capital lease obligations, net of current portion (Note 5)                              585,681                 -

Notes payable, net of current portion (Note 6)                                             -              1,500,000

Deferred rent liability (Note 9)                                                        126,769             110,351
                                                                                ---------------    ----------------

                  Total liabilities                                                  16,085,763          11,637,380
                                                                                ---------------    ----------------

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 9, 10 and 13)

Stockholders' equity (Note 11)
     Series E convertible preferred stock, $1 par value,
       10,000,000 shares authorized; 5,833,903 and 4,200,570
       shares outstanding, respectively, full liquidation value
       of $5,833,903 and $4,200,570, net of unamortized discount
       of $1,842,252 and $1,916,644 for beneficial conversion feature (Note 11)      5,682,101           3,974,376

     Series F convertible preferred stock, $.01 par value,
       5,500,000 shares authorized, none outstanding                                     -                     -
     Common stock, $.01 par value, 51,000,000 shares authorized;
       5,503,519 and 4,103,519 shares outstanding, respectively                         55,035              41,035
     Additional paid-in capital                                                     15,335,172          12,927,918
     Accumulated deficit                                                           (16,007,679)        (14,440,822)
                                                                                ---------------    ----------------

                  Total stockholders' equity                                         5,064,629           2,502,507
                                                                                ---------------    ----------------

                                                                                $   21,150,392    $     14,139,887
                                                                                ===============    ================


                 See accompanying notes to financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)



          Statements of Operations and Comprehensive Net Income (Loss)

                                                              Years Ended March 31,
                                                                                                         1998
                                                                             Restated
                                                                1999        (Note 11)

Net sales ...............................................   $ 34,371,230    $ 22,568,527

Cost of sales ...........................................     19,590,784      13,689,599
                                                            ------------    ------------

                  Gross profit ..........................     14,780,446       8,878,928
                                                            ------------    ------------

Operating expenses
     Operating expenses (Notes 9 and 10) ................     12,658,376       8,864,607
     Litigation related expenses (Note 7) ...............         27,659         583,541
     Depreciation and amortization ......................        986,342         671,282
                                                            ------------    ------------

                  Total operating expenses ..............     13,672,377      10,119,430
                                                            ------------    ------------

Operating income (loss) .................................      1,108,069      (1,240,502)
                                                            ------------    ------------

Interest expense (Note 4)
     Interest and finance charges .......................        796,202         525,323
     Amortization of debt issuance costs ................        168,849         288,645
                                                            ------------    ------------

                  Total interest expense ................        965,051         813,968
                                                            ------------    ------------

Net income (loss) before income taxes ...................        143,018      (2,054,470)

Provision for income taxes (Note 8) .....................          2,150            --
                                                            ------------    ------------

Net income (loss) .......................................        140,868      (2,054,470)

Other items of comprehensive income (loss) ..............           --              --
                                                            ------------    ------------

Comprehensive net income (loss) .........................   $    140,868    $ (2,054,470)
                                                            ============    ============

Calculation of basic and diluted income (loss) per share:

     Net income (loss) ..................................   $    140,868    $ (2,054,470)

     Effects of non-cash dividends on convertible
        preferred stock (Note 11) .......................     (1,707,725)     (1,473,806)
                                                            ------------    ------------

Net income (loss) applicable to common shares ...........   $ (1,566,857)   $ (3,528,276)
                                                            ============    ============

Basic and diluted income (loss) per common share
     and share equivalents ..............................   $       (.34)   $       (.86)
                                                            ============    ============

Weighted average number of common shares and
     share equivalents outstanding ......................      4,590,642       4,098,971
                                                            ============    ============


                 See accompanying notes to financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                       Statements of Stockholders' Equity
                       Years Ended March 31, 1999 and 1998


                                Preferred Stock                                      Additional                         Total
                                    Series E                   Common Stock           Paid-In        Accumulated       Stockholders'
                              Shares         Amount         Shares         Amount      Capital         Deficit            Equity

Balance, April 1, 1997........2,500,570   $  2,500,570      4,083,519   $    40,835   $9,374,177   $(10,912,546)   $  1,003,036

Issuance of Common
Stock for cash ......              --             --           20,000           200          300           --               500
Issuance of Series E
Preferred Stock for cash ....   950,000           --             --             --     1,200,000           --         1,200,000
Issuance of Series E warrants
 for cash ...................      --             --             --             --        50,000           --            50,000
Issuance of Series E Preferred
 Stock and warrants for cash,
 net of offering expenses .     750,000           --             --             --     2,303,441           --         2,303,441
Non-cash dividend to amortize
    discount on Series E
    (Note 11) .....                --        1,473,806           --             --          --       (1,473,806)           --
Net loss for the year .......      --             --             --             --          --       (2,054,470)     (2,054,470)
                              ---------   ------------   ------------   ------------  ------------   ------------    ------------

Balance, March 31, 1998 ......4,200,570      3,974,376      4,103,519        41,035   12,927,918    (14,440,822)      2,502,507

Conversion of debt and accrued
 interest to Series E
 Preferred Stock1,533,333         --              --             --       1,533,333         --        1,533,333
Issuance of Series E
 Preferred Stock for cash ...   100,000           --             --             --       100,000           --           100,000
Issuance of Series E Preferred
 Stock and options to
 consultants .............        --              --             --             --        78,750           --            78,750
Issuance of Common Stock
  for cash and inventories        --              --        1,400,000        14,000      651,000           --           665,000
Non-cash dividend to amortize
 discount on Series E (Note 11)   --         1,707,725           --             --          --       (1,707,725)           --
Issuance of stock options
 to consultants                   --              --             --             --        44,000           --            44,000
Miscellaneous adjustments ....    --              --             --             --           171           --               171
Net income for the year ......    --              --             --             --          --          140,868         140,868
                              --------    ------------   ------------   ------------  ------------  ------------    ------------

Balance, March 31, 1999 ......5,833,903   $  5,682,101      5,503,519   $    55,035  $15,335,172   $(16,007,679)   $  5,064,629
                              =========   ============   ============   ============  ============  ============    ============

                 See accompanying notes to financial statements.

                                       F-

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)
                       Statements of Cash Flows (Note 12)



                                                                   Years Ended March 31,
                                                                   1999       1998

Cash flows from operating activities:
     Net income (loss) ....................................   $   140,868    $(2,054,470)
     Adjustments to reconcile net income (loss) to net cash
       used for operating activities:
         Depreciation and amortization ....................       983,459        671,282
         Loss on abandonment of assets ....................          --           45,255
         Amortization of debt issuance costs ..............       109,977        196,849
         Deferred rent ....................................        16,418        (16,574)
         Amortization of stock options ....................       122,921           --
     Increase (decrease) from changes in:
         Accounts receivable ..............................       (19,682)       (18,388)
         Merchandise inventories ..........................    (3,268,480)    (1,779,874)
         Other current assets .............................    (1,236,312)        63,385
         Deposits and other assets ........................       (88,238)      (195,241)
         Accounts payable .................................     2,106,212        381,379
         Accrued expenses and other liabilities ...........       (98,260)       417,661
                                                              -----------    -----------

                  Cash used for operating activities ......    (1,231,117)    (2,288,736)
                                                              -----------    -----------

Cash flows from investing activities:
     Purchase of restricted certificates of deposit .......      (100,000)    (2,250,000)
     Purchases of property and equipment ..................    (2,699,819)    (1,023,273)
                                                              -----------    -----------

                  Cash used for investing activities ......    (2,799,819)    (3,273,273)
                                                              -----------    -----------




                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                 Statements of Cash Flows (Note 12) (continued)



                                                             Years Ended March 31,
                                                            1999                1998

Cash flows from financing activities:
     Change in bank overdraft .........................   $       --      $   (135,325)
     Borrowings under financing agreements, net .......     43,239,568      33,560,443
     Repayments under financing agreements ............    (40,870,100)    (32,554,120)
     Proceeds from notes payable ......................      2,700,000       1,750,000
     Repayment of notes payable .......................     (1,925,000)       (141,666)
     Repayments under capital leases ..................        (36,551)           --
     Proceeds from issuance of common stock ...........         14,000             500
     Proceeds from issuance of preferred stock ........        386,000       3,390,450
     Proceeds from issuance of preferred stock warrants           --           162,991
                                                          ------------    ------------

                  Cash provided by financing activities      3,507,917       6,033,273
                                                          ------------    ------------

Net (decrease) increase in cash .......................       (523,019)        471,264

Cash, beginning of year ...............................        648,986         177,722
                                                          ------------    ------------

Cash, end of year .....................................   $    125,967    $    648,986
                                                          ============    ============



1.       Summary of Accounting Policies

     Business Organization and Revenue Recognition

     Play Co. Toys & Entertainment Corp. (the "Company") is a Delaware corporation that owns and operates retail stores which sell educational, specialty, collectible, and traditional toys. The Company had twenty-five (25) retail stores located within southern California, Arizona, Illinois, Michigan, Nevada, and Texas at March 31, 1999, as compared to nineteen (19) stores located in California and Arizona as of March 31, 1998. The Company's retail stores, which are located in high-traffic malls and strip centers, operate under the names "Play Co. Toys," "Toys International," and "Toy Co."

     In August 1996, the Company became a subsidiary of United Textiles & Toys Corp. ("UTTC"). As of March 31, 1999, UTTC owns approximately 45.2% of the outstanding shares of the Company's Common Stock.

     Revenues are recognized at the point of sale for retail locations and at the shipping date for wholesale operations. Wholesale operations represent a minor portion of the Company's operations.

     Nature of Relationships with Affiliates

     As described in the footnotes following, the Company obtains a portion of the financing from and engages in transactions with affiliated entities, many of which are under common control. These entities and the nature of the affiliates are as follows:

                         Affiliates Under Common Control
                    Name of Entity and Nature of Affiliation

     United Textiles & Toys Corp. ("UTTC"): A company that held a majority of the Company's common stock through November 1998 and 45.2% since the Breaking Waves, Inc. investment in Common Stock (see below and Note 11). UTTC effectively controls the Company. The president of UTTC is Ilan Arbel.

     Multimedia Concepts International, Inc. ("MMCI"): Majority stockholder in UTTC. The president and director of MMCI is Ilan Arbel.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998


     1. Summary of Accounting Policies (continued)

     Nature of Relationships with Affiliates (continued)

     Name of Entity and Nature of Affiliation

     Europe American Capital Foundation ("EACF"): Foundation of which Ilan Arbel and/or his relatives is/are officer(s) and/or director(s). EACF is the sole stockholder/beneficiary of Frampton Industries, Ltd. and ABC Fund, Ltd., and the majority stockholder of American Telecom, PLC.

     Europe American Capital Corporation ("EACC"): Entity of which Ilan Arbel and/or his relatives is/are officer(s) and/or director(s).

     Frampton Industries, Ltd. ("Frampton"): Entity which is wholly owned by EACF.

     American Telecom PLC: Entity 80% owned by EACF.

     ABC Fund, Ltd. ("ABC"): Entity which is wholly owned by EACF.

     U.S. Stores Corp. ("USSC"): A private company whose president is Ilan Arbel, who is also a director. Parent company of MMCI.

     Other Affiliates Name of Entity and Nature of Affiliation

     ZD Group L.L.C. ("ZD"): ZD is a New York Trust, the beneficiary of which is a member of the family of the Company's Chairman.

     European Ventures Corp. ("EVC"): Parent company of Shopnet.com. Ilan Arbel is the president.

     Shopnet.com ("Shopnet"): The Chairman of Play Co. is the president and a director of Shopnet.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998


     1. Summary of Accounting Policies (continued)

     Nature of Relationships with Affiliates (continued)

     Name of Entity and Nature of Affiliation

     Breaking Waves, Inc. ("BWI"): This entity is a wholly owned subsidiary of Shopnet, and also owns 25% of Play Co's Common Stock (Note 11). The president of BWI is also the Chairman of the Board of the Company and a relative of Ilan Arbel.

     The following chart graphically depicts the Company's ownership structure at March 31, 1999 for those entities under common control:


                       Europe American Capital Foundation
          100%                                            100%

   Frampton Industries, Ltd.                         ABC Fund, Ltd.

                                       80%

                              American Telecom PLC

                                      62.2%

                                U.S. Stores Corp.


                                      100%


                     Multimedia Concepts International, Inc.

                                     78.5%

                          United Textiles & Toys Corp.

                                     45.2%

                       Play Co. Toys & Entertainment Corp.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998





1. Summary of Accounting Policies (continued)

     Merchandise Inventories

     Merchandise inventories are stated at the lower of cost (first-in, first-out method - "FIFO") or market.

     Concentration of Credit Risk

     The Company maintains cash balances at three banks. Accounts at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. Uninsured balances are approximately $2,603,308 and $2,698,986 at March 31, 1999 and 1998, respectively.

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

     Store Opening and Closing Costs

     Costs incurred to open a new retail location such as advertising, training expenses and salaries of newly hired employees are generally expensed as incurred and improvements to leased facilities are capitalized. Upon permanently closing a retail location, the costs to relocate fixtures, terminate employees and other related costs are expensed as incurred. In addition, the unamortized balances of any abandoned leasehold improvements are expensed.

     In April 1998, the AICPA's Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. The SOP, which is effective for fiscal years beginning after December 15, 1998 with earlier application encouraged, requires entities to expense start-up and organization costs for establishing new operations. The Company adopted the provisions of this statement as of March 31, 1999 without impact given its historical treatment of store opening costs.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998





     Summary of Accounting Policies (continued)

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

     Non-cash dividends recorded to amortize the discount on Series E Preferred Stock totaled $1,707,725 and $1,473,806 for the years ended March 31, 1999 and 1998 (Note 11).

     For the year ended March 31, 1999, there is no difference between basic and diluted loss per common share as the effects of stock options or warrants and conversion of preferred stock are anit-dilutive given the net loss applicable to common shares for each year.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998



Summary of Accounting Policies (continued)

     Net Loss Per Share (continued)

     As of March 31, 1999 and 1998, potentially dilutive securities outstanding which were not included in the calculation of basic and diluted net loss per common share consist of the following:

                                                                                      Potential Common Shares
                                                                                             March 31,
                                                                                     1999                1998
                                                                                ---------------    ----------
         Common shares issuable upon:

         Conversion of Series E Preferred Stock;
          5,833,903 and 4,200,570 shares outstanding,
          respectively, each convertible into six shares
          of Common Stock, subject to holding periods.                             35,003,418        25,203,420

         Exercise of 2,000,000 outstanding warrants to
          purchase 2,000,000 shares of convertible Series
          E Preferred Stock, each share of Series E then
          convertible into six shares of Common Stock,
          subject to holding periods.                                              12,000,000        12,000,000

         Conversion of debentures (Note 6) into 3,250,000
          shares of Series E Preferred Stock, each share
          of Series E then convertible into six shares of
          Common Stock, subject to holding periods.                                19,500,000            -

         Exercise of employee stock options                                            30,000            30,000
                                                                                ---------------    ----------------

                                                                                   66,533,418        37,233,420
                                                                                ===============    ================

     Statements of Cash Flows

     For purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998





1.       Summary of Accounting Policies (continued)

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

     Impairment of Long-Lived Assets

     SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purposes of evaluating potential impairment, the Company's assets are grouped by physical location, namely the corporate office/warehouse, and individual retail locations. The Company adopted SFAS 121 effective April 1, 1997. There was no impact of such adoption on the Company's financial condition and results of operations. Since adopting SFAS 121 in April 1997, the Company gives consideration to events or changes in circumstances for each of its locations and has not identified circumstances other than the closure of retail locations (see Note 7) which resulted in the write-off of unamortized balances of tenant improvements for the year ended March 31, 1998. The expense related to the write off of such assets was immaterial.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998





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

     Effect of New Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional pai in-capital in the equity section of a statement of financial position. This pronouncement, which is effective for fiscal years beginning after December 15, 1997, was adopted by the Company during the fiscal year ending March 31, 1999 without impact to the financial statements for either of the years ended March 31, 1999 or 1998.

     In June 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. This statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers. This pronouncement is effective for fiscal years beginning after December 15, 1997. Management reviewed the provision of this statement during the year ended March 31, 1999. While the Company has expanded into several states during the year, management believes the Company's operations to be limited to one reporting segment being a retailer of educational, specialty, collectible, and traditional toys. All of the Company's sales have been domestic, and there are no foreign operations.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998



2.       Restricted Certificates of Deposit

     At March 31, 1999 and 1998, the Company has three certificates of deposit which are restricted as to their nature. The first, in the amount of $2,000,000, represents collateral against a letter of credit securing financing under the FINOVA Capital Corporation agreement ("FINOVA Financing") (Note 4) and is classified as a non-current asset since the funds in the certificate of deposit will remain restricted until the letter of credit expires or is released by FINOVA Capital Corporation ("FINOVA" ). The second, in the amount of $250,000, is collateral for a facility for letters of credit. The third, in the amount of $100,000, is to cover an increase on the previously mentioned letter of credit facility.

3.       Property and Equipment

     Property and equipment consisted of the following:

                                                                                             March 31,
                                                                                     1999                1998

         Furniture, fixtures and equipment                                      $     5,968,292    $      4,222,586

         Leasehold improvements                                                       2,763,711           1,551,760
         Signs                                                                          501,798             317,363
         Vehicles                                                                       104,912             104,912
         Construction in progress                                                        68,065                   -
                                                                                ---------------    ----------------
                                                                                      9,406,778           6,196,621

         Accumulated depreciation and amortization                                   (4,058,603)         (3,414,235)
                                                                                 --------------    ----------------

                                                                                $     5,348,175    $      2,782,386
                                                                                ===============    ================

     The following is a summary of property and equipment held under capital leases (Note 5) at March 31, 1999:

         Furniture and fixtures                                                                    $        849,429

         Less accumulated depreciation                                                                     (112,584)

                                                                                                          $ 736,845

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998



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

     In connection with the Congress Financing, and the previous bank line of credit agreement, European American Capital Corp. ("EACC"), an affiliate (Note
1), provided a $2,000,000 letter of credit for collateral. As compensation to EACC, the Company granted EACC options ("EACC Options" - Note 11), to acquire shares of Common Stock and Preferred Stock, the aggregate value of which was $458,000. The aggregate $458,000 was initially included in other assets, as debt issuance costs, and additional paid-in capital. The option values were amortized into interest expense through the February 1, 1998 maturity of the Congress Financing, resulting in aggregate interest charges of $196,849 for the year ended March 31, 1998.

     In March 1997, the Congress Financing was amended to provide for, among other things, increased borrowing ratios and an additional $1,000,000 letter of credit as collateral from EACC. Thereafter, the Congress Financing was collateralized by an aggregate $3,000,000 in letters of credit through its maturity on February 1, 1998.

     On February 3, 1998, the Company borrowed $4,866,324 under the FINOVA Financing, the proceeds of which were used primarily to repay the then outstanding borrowings under the Congress Financing and to pay fees related to the FINOVA Financing.

     The FINOVA Financing, as amended currently, provides for maximum borrowings up to $8,300,000 based on a percentage of the cost value of eligible inventory, as defined. Outstanding borrowings bear interest at 1.5% above prime rate, as defined (the prime rate at March 31, 1999 and 1998 was 7.75% and 8.5%, respectively). The agreement matures on August 3, 2000 and can be renewed for one additional year at the lender's option.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998





Financing Agreement (continued)

     Total fees related to the FINOVA Financing aggregated approximately $272,000 and are being amortized over the 30-month term of the agreement. The unamortized portion of these debt issuance costs was $133,876 and $253,858, as of March 31, 1999 and 1998, respectively, and is included in "Deposits and other assets" in the balance sheets. Additional costs were incurred and capitalized during the year relating to amendments to the agreement that increased the borrowing capacity.

     The FINOVA Financing includes a financial covenant requiring the Company to maintain, at all times, net worth, as defined, of $750,000. At March 31, 1999 and 1998, the Company was in compliance with this financial covenant.

     The FINOVA Financing also includes various other covenants, two of which the Company violated during the year by exceeding the specified maximum levels of capital expenditures and debt financing. The Company has received a waiver of these defaults.

     The FINOVA Financing is guaranteed by UTTC and is secured by substantially all of the assets of the Company and $3,000,000 in letters of credit. Of the $3,000,000 in letters of credit, $2,000,000 is collateralized by amounts held in a restricted certificate of deposit (Note 2). The remaining $1,000,000 letter of credit, has been provided by MMCI, an affiliate of the Company (Note 1).

         At March 31, 1999, the Company also has $700,000 included in its borrowings from FINOVA under a term loan due concurrently with the overall FINOVA Financing, with interest at prime plus one percent, secured by a letter of credit (Note 9).

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998





5.       Capital Lease Obligations

     During the year ending March 31, 1999, the Company entered into several leases with financing companies that have been classified as capital lease obligations. The amounts financed ranged from $49,901 to $232,098, with varying monthly installment payments from $849 to $5,313, at interest rates varying from 12.6% to 19.6%. The leases, which have maturity dates ranging from October 15, 2001 to March 1, 2004, require minimum payments as follows:

                  Year ending
                       March 31,
                         2000                                                                             $ 249,423
                         2001                                                                               249,423
                         2002                                                                               234,658
                         2003                                                                               213,986
                         2004                                                                               152,672
                                                                                                   ----------------

                  Total minimum lease payments                                                            1,100,162

                  Less amount representing interest                                                        (287,284)

                  Present value of minimum lease payments                                                   812,878

                  Less current portion                                                                     (227,197)

                  Long-term portion                                                                $        585,681
                                                                                                   ================

6.       Notes Payable

                                                                                             March 31,
                                                                                     1999                1998

Note payable to ABC, an affiliate (Note 1), bearing interest at 5% per annum.
 Converted with accrued interest of $33,333, into 1,533,333 shares of Series
 E Preferred Stock (Note 11).                                                   $ -                 $ 1,500,000

Note payable to BWI, an affiliate (Note 1), bearing interest at 15% per annum, paid in ten monthly installments of $25,000 plus accrued interest through maturity on December 31, 1998. Note was subordinate to the FINOVA Financing
 (Note 4).                                                                        -                     250,000

6.       Notes Payable (continued)

                                                                                             March 31,
                                                                                     1999                1998
Note payable to stockholder of Toys International non-interest bearing, guaranteed by UTTC, an affiliate (Note 1), paid in quarterly installments
 of $25,000 through its maturity on January 16, 1999.                             -                     100,000

Note payable to Shopnet, an affiliate (Note 1), bearing interest at 9% per annum, payable in monthly installments of $25,000 with an original maturity
 of June 15, 1999. Note has been verbally extended to an unspecified date.        75,000                     -

Note payable to Full Moon Development, Inc., an unaffiliated entity, bearing interest at 12%, payable in monthly installments of $50,000 through maturity
 on July 30, 1999.                                                               200,000                     -

Note payable to Full Moon  Development,  Inc., an unaffiliated  entity, bearing interest at 12%, payable in monthly installments of $66,667,  except for the final  installment  which is due at maturity on June 30,  1999,  twenty days
after previous payment.                                                          200,000                     -

Convertible debenture to Frampton, an affiliate (Note 1), bearing interest at
 5% per annum, with interest only payments due monthly beginning March 1, 1999,
 convertible to Series E Preferred Stock, due at maturity on December 31, 1999.  500,000                     -

Convertible debenture to EACF, an affiliate (Note 1), bearing interest at 5%
 per annum, with interest only payments due monthly beginning March 1, 1999,
 convertible to Series E Preferred Stock, due at maturity on December 31, 1999.  150,000                     -

Total notes payable                                                             1,125,000             1,850,000

Less current portion                                                            (1,125,000)            (350,000)
                                                                                ---------------    ----------------
Long-term portion                                             $                      -            $   1,500,000



6.       Notes Payable (continued)

     The above notes may carry interest rates that differ from prevailing interest rates. The Company has not provided for imputed interest on rate discounts or premiums as the effects are immaterial to the financial statements.

     The above convertible debentures to Frampton and EACF are both convertible into Series E Preferred Stock. The debenture holder has the right at any time prior to the maturity date to convert all or part of the outstanding principal plus any accrued interest. The conversion price is $.20 per share, i.e. for every $100,000 converted, the holder would receive 500,000 shares. Each share of Series E Preferred Stock is convertible into six shares of Common Stock (Note
11).

7.       Closure of Retail Stores - Litigation

     During the year ended March 31, 1998, the Company closed, and ultimately vacated, five retail locations prior to the end of their lease terms. As a result, four of the five landlords filed lawsuits against the Company to collect unpaid rent as well as rental obligations remaining under the terms of the respective leases.

     Subsequent to the filing of actions by the landlords and through May 1998, the Company with assistance of outside counsel reached settlement agreements with the various landlords. These settlements aggregated $469,600, of which $57,820 remains outstanding on one settlement.

     The statement of operations for the year ended March 31, 1999 and 1998 includes $27,659 and $583,541 of "litigation related expenses" which comprise the settlement costs on the aforementioned leases, and legal fees associated with the negotiations.

     The Company currently has one remaining landlord/tenant matter which has yet to be resolved. As of March 31, 1999, the Company has accrued a liability related to this matter, which is an estimate by management based on its analysis. The Company's management expects this matter to be resolved without further material effects on the financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998


8.       Income Taxes

         The components of the provision for income taxes are as follows:

                                                    1999         1998

Current:
         Federal ..............................   $   --     $    --
         State ................................      2,150        --

               Total current ..................      2,150        --


Deferred:
         Federal ..............................     40,424     750,224
         State ................................     45,726     156,280

               Total deferred .................     86,150     906,504

               Valuation allowance ............    (86,150)   (906,504)

               Total provision for income taxes   $  2,150   $    --


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998





8.       Income Taxes (continued)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred income tax assets and liabilities are as follows:

                                                                                             March 31,
                                                                                     1999                1998

         Inventories                                                            $      (329,264)   $       (227,696)
         AMT tax credits                                                                (23,260)            (23,260)
         Accrued expenses                                                                72,760             (19,779)
                                                                                ---------------    ----------------

                  Current portion of net deferred income
                      tax (assets) liabilities                                         (279,764)           (270,735)
                                                                                ---------------    ----------------

         Depreciation and amortization                                                 (211,108)            (28,388)
         Loss on disposal of assets                                                     127,043              25,926
         Net operating loss carryforwards                                            (3,471,124)         (3,652,294)
         Deferred rent liability                                                        (50,099)            (43,891)
         Income taxes                                                                       794                 508
         Amortization of stock options                                                 (200,520)           (202,049)
                                                                                ---------------    ----------------

                  Long-term portion of net deferred
                      income tax (assets) liabilities                                (3,805,014)         (3,900,188)
                                                                                ---------------    ----------------

         Total net deferred income tax (assets) liabilities                          (4,084,778)         (4,170,923)

         Valuation allowance                                                          4,084,778           4,170,923

                  Net deferred income taxes                                     $             -    $              -

         At March 31, 1999 and 1998, a 100% valuation allowance has been provided on the net deferred income tax assets since the Company can not determine that it is "more likely than not" to be realized.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998



8.       Income Taxes (continued)

     The reconciliation of income taxes computed at the federal statutory tax rate to income taxes at the effective income tax rate in the statements of operations is as follows:

                                                                                             March 31,
                                                                                     1999                1998

         Federal statutory income tax (benefit) rate                                 34.0%                  (34.0)%
         Permanent adjustments                                                        4.4                     -
         State income taxes, net of federal benefit                                   1.5                     0.1
         Change in valuation allowance                                              (38.4)                   33.9
                                                                                ---------          --------------

                  Effective income tax rate                                          1.5%                     -%

     At March 31, 1999, the Company has net operating loss (NOL) carryforwards of approximately $9,400,000 for federal purposes and approximately $5,000,000 for state purposes. The federal NOLs are available to offset future taxable income and expire at various dates through March 31, 2013 while the state NOLs are available and expire at various dates through March 31, 2003.

     A portion of the NOLs described above are subject to provisions of the Internal Revenue Code ss.382 which limits use of net operating loss carryforwards when changes of ownership of more than 50% occur during a three year testing period. During the years ended March 31, 1994 and 1995, the Company's ownership changed by more than 50% as a result of the May 1993 acquisition of a majority interest in the Company and the Company's November 1994 completion of an initial public offering of its Common Stock. Further changes in Common and Preferred Stock ownership during each of the years ended March 31, 1997 through 1999, as described in Note 11, have also potentially limited the use of NOLs. The effect of such limitations has yet to be determined. NOLs could be further limited upon the exercise of outstanding stock options and stock purchase warrants or as a result of the May 1999 private offering of Series F Preferred Stock (Note 13).

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998


9.       Commitments and Contingencies

     Operating Leases

     The Company leases its retail store properties under noncancelable operating lease agreements which expire through June 2009 and require various minimum annual rentals. Several of the leases provide for renewal options to extend the leases for additional five or ten-year periods. Certain store leases also require the payment of property taxes, normal maintenance and insurance on the properties and additional rents based on percentages of sales in excess of various specified retail sales levels.

     During the years ended March 31, 1999 and 1998, the Company incurred rental expense under all operating leases of $4,104,073 and $3,112,822, respectively. Contingent rent expense was insignificant during the years ended March 31, 1999 and 1998.

     At March 31, 1999, the aggregate future minimum lease payments due under these noncancelable leases, including approximately $448,000 for the remaining term of the lease for the closed Rialto, California retail location (Note 7) through November 2003, are as follows:

                                                                Related
                                                                 Party
                                                                Office/
                      Year Ending                              Warehouse            Retail
                       March 31,                               (Note 10)           Locations             Total
                   ----------------                         ---------------     ---------------    -----------

                         2000                               $       247,289     $     5,148,190    $      5,395,479
                         2001                                        20,624           4,952,250           4,972,874
                         2002                                             -           4,536,291           4,536,291
                         2003                                             -           4,374,766           4,374,766
                         2004                                             -           3,472,774           3,472,774
                      Thereafter                                          -           7,447,655           7,447,655
                                                            ---------------     ---------------    ----------------

                  Total minimum lease payments              $       267,91      $    29,931,926    $     30,199,839
                                                              =============       ===============  ===================

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998


9.       Commitments and Contingencies (continued)

     Operating Leases (continued)

     As of the date of this report the Company has executed leases for the opening of ten (10) additional stores in California, Nevada, North Carolina, Texas, Illinois, and Tennessee. The stores are expected to open on various dates in August 1999 through November 2000, and have varying expiration dates through 2010. The new leases will require expected minimum rental payments aggregating approximately $27,434,000 over the life of the leases. Accordingly, existing minimum lease commitments as of March 31, 1999, plus those expected minimum commitments for the proposed retail locations would aggregate minimum lease commitments of approximately $57,634,000.

     Delisting of Securities

     Until September 24, 1997, the Company's Common Stock was quoted on the NASDAQ SmallCap Stock Market.

     Since September 24, 1997, the Company's Common Stock, as well as its Series E Preferred Stock and Series E Preferred Stock purchase warrants sold in a public offering completed in December 1997, have been quoted on the over-the-counter on the OTC bulletin board.

     Dependence on Suppliers

     For the years ended March 31, 1999 and 1998, approximately forty-one (41%) and thirty-one percent (31%) of the Company's inventory purchases were made directly from five (5) manufacturers. The Company typically purchases products from its suppliers on credit arrangements provided by the manufacturers. The termination of a credit line or the loss of a major supplier or the deterioration of the Company's relationship with a major supplier could have a material adverse effect on the Company's business.

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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998





9.       Commitments and Contingencies (continued)

     401(k) Employee Stock Ownership Plan (continued)

     The ESOP allows only contributions by the Company which can be made annually at the discretion of the Company's Board of Directors. The ESOP is designed to invest primarily in the Company's Common Stock. Through March 31, 1999, there had been no transactions with regards to the ESOP.

     The 401(k) portion of the Plan is contributed to by the employees of the Company through payroll deductions. The Company makes no matching contributions to the 401(k) portion of the Plan.

     Financing Agreement

     In November 1998, the Company entered into an agreement with ZD, a related party (Note 1), to secure additional financing. Pursuant to this agreement, ZD issued a $700,000 irrevocable standby letter of credit ("L/C") in favor of FINOVA, the Company's working capital lender. FINOVA then lent a matching $700,000 to the Company in the form of a term loan (Note 4). The term loan expires on August 3, 2000 and bears interest at prime plus one percent.

     As consideration for its issuance of the L/C, ZD will receive payments representing one-third (33%) of the net profits from three stores, Great Lakes Crossing, Gurnee Mills, and Woodfield Mall (scheduled to open late summer 1999). The net profit of each store will include an appropriate allocation of corporate overhead. The expense related to the net profits interest due to ZD will be accrued beginning April 1, 1999, the effective date of the agreement. The duration of the agreement with ZD is equal to the current lease term of each of the stores, including any renewals, but in any event not beyond the Company's fiscal year ending March 31, 2013. The store leases currently expire, including options for renewal, at various dates through June 2009. The Company will categorize this expense as (effective) interest since these costs represent compensation to secure additional financing.

     Additionally, as long as the agreement is in effect, ZD will have the right to nominate and appoint one-third of the Company's Board of Directors.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998



9.       Commitments and Contingencies (continued)

     1994 Stock Option Plan

     In June 1994, the Company adopted the 1994 Stock Option Plan (the "Plan") which provides for options to purchase an aggregate of not more than 50,000 shares of Common Stock as may be granted from time to time by the Company's Board of Directors. Pursuant to the hire of the Company's current Chief Financial Officer and Secretary, the Company granted an option to purchase
30,000 shares of Common Stock at an exercise price of $3.25 per share was authorized, vesting at the rate of 10,000 shares per annum in each of July 1998, 1999 and 2000. In June 1998, the Board of Directors adjusted the exercise price of the option to $1.15 per share. As of March 31, 1999, no portion of the option to purchase Common Stock had been exercised.

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

         Year 2000

     In 1998, the Company developed a plan to upgrade its existing management information system ("MIS") and computer hardware and to become year 2000 compliant. The Company has completed the hardware upgrade and has installed a year 2000 compliant upgrade to its accounting software. The Company expects to finish the year 2000 compliance work by the end of September 1999.

     To finance the cost of the new hardware in the computer upgrade project, the Company entered into a lease in the amount of $82,472, bearing an interest rate of 10.8%. The total cost of the hardware and software purchased for the project was approximately $100,000. This lease is included with the capital lease obligations described in Note 5.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998





9.       Commitments and Contingencies (continued)

     Year 2000 (continued)

     Beyond the above noted internal year 2000 system issue, the Company has no current knowledge of any outside third party year 2000 issues that would result in a material negative impact on its operations. Management has reviewed its significant vendors' and financial institution's recent SEC filings vis-a-vis year 2000 risks and uncertainties and, on the basis thereof, is confident that the steps the Company has taken to become year 2000 compliant are sufficient. In continuation of this review, the Company shall continue to monitor or otherwise obtain confirmation from the aforesaid entities - and such other entities as management deems appropriate - as to their respective degrees of preparedness. To date, nothing has come to the attention of the Company that would lead it to believe that its significant vendors and/or service providers will not be year 2000 ready.

     Year 2000 readiness is a priority of the Company. The Company believes that it is taking such reasonable and prudent steps as are necessary to mitigate the risks associated with potential year 2000 difficulties. However, the effect, if any, of year 2000 problems on the Company's results of operations if the Company's or its customers, vendors, or service providers are not fully compliant cannot be estimated with any degree of certainty.

10.      Related Party Transactions

     Office and Warehouse Lease

     The Company leases an office/warehouse building from Davidson, Welker, & Brady, a partnership of which one of the partners, Richard Brady, is the Company's Chief Executive Officer and Director. The original lease was executed in October 1986. The lease term was for a 10-year period, with increases in the monthly rent tied to the CPI, adjusted every three years. The lease was amended in 1993 to extend the term through April 2000 (Note 9), with an option to extend for a period of five years under the same terms and conditions of the lease. Rent expense under this lease totaled $247,289 for each of the years ended March 31, 1999 and 1998.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998





10.      Related Party Transactions (continued)

     Consulting Fees

     The Company made payments aggregating $33,000 and $25,000 to the Chairman of the Board of Directors for various consulting services during the years ended March 31, 1999 and 1998, respectively.

     Commitment of Financing

     The individual, beneficial majority stockholder of UTTC, in a letter dated May 15, 1998, has represented his intent and ability to provide additional working capital to the Company, should such be necessary, through September 1999.

11.      Equity Transactions

     Capital Structure

     The following summarizes the Company's capital structure as of March 31, 1999, as amended in April 1998, and the subsequent change thereto approved at the annual meeting of its shareholders on May 5, 1999 and effected May 12, 1999:


                                                                                   March 31,            May 12,
                                                                                     1999                1999

                Common Stock

                Authorized shares of $.01 par value
                common stock                                                         51,000,000         160,000,000

                Preferred Stock

                Authorized 15,500,000 shares of preferred stock designated as:

                $1.00 par convertible Series E                                       10,000,000          25,000,000

                $.01 par convertible Series F                                         5,500,000           5,500,000


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998





11.      Equity Transactions (continued)

     Capital Structure (continued)

     Each share of Series E Preferred Stock ("Series E Stock") is convertible into six shares of Common Stock at the option of the holder commencing two years from the date of issuance for a period of five years. The Series E Stock has a liquidation preference of $1.00 per share. Prior to June 30, 1997, the Series E Stock was convertible into 20 shares of Common Stock upon issuance.

     Each share of Series F Preferred Stock ("Series F Stock") is convertible into two shares of Common Stock at the option of the holder commencing at any time following the date the registration statement is declared effective. Holders of Series F Stock are also entitled to, when and as declared by the Board of Directors, cumulative dividends at $.08 per share. Dividends are fully cumulative and accrue (whether or not declared), without interest, from the date such dividends are payable. The Series F Stock will be automatically converted in the event of the earlier of two years or the Company's Common Stock having a closing price of at least $5.00 per share for a consecutive thirty-day period. The Series F Stock has a liquidation preference of $0.50 per share, subject only to the Series E Stock preference.

     Issuance of Common Stock

     In November 1998, the Company issued 1,400,000 shares of Common Stock to Breaking Waves, Inc., an affiliate (Note 1), in consideration for cash and inventory. The Company received $300,000 in cash and inventory valued at $365,000 based upon the Company's analysis of the net realizable value of the inventory received.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998





11.      Equity Transactions (continued)

     EACC Options

     In connection with the Congress Financing (Note 4), and the previous bank line of credit agreement, EACC provided a $2,000,000 letter of credit for collateral. As compensation to EACC, the Company granted EACC options ("EACC Options") to acquire shares of 350,000 Common Stock, the value of such options estimated at $224,000 by the Company; and options to acquire (i) up to an additional 1,250,000 shares of Common Stock at a purchase price of 25% of the closing bid price for the Company's Common Stock on the last business day prior to exercise for a period of six months commencing February 1996, the value of such options was considered to be insignificant, and (ii) an option to purchase up to an aggregate 20,000,000 shares of the Series E Stock at a purchase price of $1.00 per share during the period from May 9, 1996 through January 30, 1998, the value of such options was estimated to be $234,000 by the Company. The aggregate value of the options, $458,000, was treated as debt issuance costs (Note 4). All of the options to acquire shares of Common Stock expired unexercised.

     During the year ended March 31, 1997, the Company issued an aggregate 2,862,070 shares of Series E Stock for aggregate consideration of $2,862,070 upon exercise of a portion of the EACC Options on various dates. Of these shares, EACC transferred 334,000 shares to UTTC. Subsequently, during the year ended March 31, 1997, UTTC and EACC each converted 334,000 and 27,500 of Series E Stock, respectively, into Common Stock at the 20 to 1 conversion rate, with no holding requirement, provided for in the definition of the Series E Stock at the time (7,230,000 shares of Common Stock before the retroactive effect of July 1997, one for three reverse split), or 2,410,000 post-reverse split shares of Common Stock.

     In June 1997, the Company issued 700,000 shares of Series E Stock to EACC which had previously advanced $700,000 in funds subsequent to March 31, 1997 against the EACC Option to acquire shares of Series E Stock. The remainder of the EACC Options were then terminated in December 1997, upon consummation of the Company's public offering of Series E Stock.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998


11.      Equity Transactions (continued)

     Issuance of Series E Stock

     In an agreement dated June 30, 1997, the Company agreed to issue 250,000 shares of Series E Stock for $500,000 and 500,000 warrants to purchase shares of Series E Stock for an additional $50,000 in a private sale. The $550,000 was collected on August 12, 1997 and the shares and warrants were issued. The shares of Series E Stock and warrants were registered and sold by the holder in connection with the Company's public offering of Series E Stock, discussed below.

     On December 29, 1997, the Company completed a public offering of 750,000 shares of Series E Stock and 1,500,000 redeemable Series E Stock purchase warrants. The gross proceeds from the offering were $3,150,000 and the net proceeds to the Company totaled $2,303,441 after deduction of offering expenses including such items as underwriter discounts and commissions, legal, accounting, printing and filing fees.

     On June 30, 1998, ABC offered to amend the terms of a $1.5 million debenture (Note 6) to enable the conversion of the principal and accrued interest into shares of Series E Stock at a conversion price of $1.00 per share. The conversion price reflects a 33% discount to the trading price of the Series E Stock and was determined on the basis of the trading price, the illiquidity of the restricted Series E Stock and the absence of registration rights. The debenture originally provided for the conversion, at the option of ABC, of the debenture into shares of common stock of either (i) a subsidiary which the Company intended to form for the purpose of acquiring certain stores operated by the Company, or (ii) any other subsidiary which might acquire a portion of the assets and business of the Company. This option to convert was exercisable at the net book value of the subsidiary's shares with a limitation on such share ownership being 25% of the total outstanding shares of said subsidiary. ABC did, however, retain the right to acquire up to 25% of the common stock of the subsidiary to be formed at book value at the time of the exercise, if any.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998





11.      Equity Transactions (continued)

         Issuance of Options

     In February 1999, the Company entered into a Consulting Agreement (the "Agreement") with Typhoon Capital Consultants, LLC ("Typhoon") pursuant to which Typhoon is to provide financial and other consulting services. In exchange for Typhoon's services, the Agreement provides for the grant of an option to purchase 150,000 shares of the Company's Common Stock with an exercise price of $1.75 per share, in the following increments: an initial increment of 50,000 options followed by five monthly increments of 20,000 options. The options will expire on August 30, 2001. Each increment is valued by the Company using an option valuation model. The initial values are capitalized and will be amortized through the term of the Agreement. The initial increment of 50,000 options was valued at $44,000, of which approximately $6,300 was expensed through March 31, 1999.

     In July of 1998, the Company entered into a five-year consulting agreement with Corporate Relations Group ("CRG") to provide corporate relations services. As compensation for their services, CRG received $100,000 in cash upon execution of the agreement and received 50,000 shares of Series E Stock. The Company did not issue the shares of Series E Stock, however, such were provided to CRG by a shareholder. In addition, in exchange for CRG's services, the agreement provided for the grant of options to CRG and four of its principals. The options are for an aggregate 450,000 shares of Common Stock exercisable at $.78 per share, and an aggregate 700,000 shares of the Series E Stock exercisable at $2.25. The options are exercisable incrementally in batches of one-third. The first one-third is exercisable 60 days commencing with the date the securities are registered and declared effective. The next one-third is exercisable for 60 days commencing 60 days after the registration is declared effective. The remaining one-third is exercisable for a period of 240 days, commencing 120 days after the registration is declared effective.

     The Company has recorded an aggregate value for this transaction of $178,750, including the $100,000 cash payment, $43,750 for the Series E Stock based on a closing market price on August 27, 1998 of $0.875 per share, and $35,000 for the two sets of options ($10,000 for the Series E Stock options and $25,000 for the Common Stock options). The option values were based upon an option pricing model that considered the volatility of the securities' prices, and the short life of the options. This transaction has been capitalized by the Company, and is being pro-ratably expensed over the term of the agreement.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998





11.      Equity Transactions (continued)

         Series E Stock Bonus

     In March 1998, the Company's Board of Directors granted to its Chairman of the Board and to its President, 25,000 shares each of its Series E Stock in recognition of their efforts to further the Company's turnaround towards profitability. The shares vested on a monthly basis over a one-year period commencing April 1, 1998, being fully vested April 1999. On the date of grant management determined the compensation value of this stock grant to be approximately $47,000 in the aggregate, based on a closing market price of $1.86 per share which was subjected to a 50% marketability discount given the restrictive nature and vesting requirement of the securities as well as the relatively low trading volume. In early April 1999, the Company's Chairman of the Board and its President returned the shares of Series E Stock to the Company, which then reversed the compensation expense previously recorded during the year. As a result, these shares have been excluded from the balance sheet and statement of stockholders' equity.

     Series E Stock Dividends Resulting from Beneficial Conversion Feature

     For the years ended March 31, 1999 and 1998, the Company recorded non-cash dividends of $1,707,725 and $1,473,806 in applying the provisions of Topic No. D-60 of the Emerging Issues Task Force as described below.

     In April 1999, the Company filed with the Securities and Exchange Commission restated financial statements for the year ended March 31, 1998 to conform with Topic No. D-60 of the Emerging Issues Task Force. Topic D-60 communicated the views of the staff of the Securities and Exchange Commission that the portion of the proceeds upon issuance of the convertible stock allocable to the beneficial conversion feature should be recorded as additional paid-in capital and recognized as a dividend over the minimum period in which the preferred shareholders can realize the conversion.

     The Company's Series E Stock, of which shares were issued in varying amounts on various dates as described above, includes a beneficial conversion feature in that each share of Series E Stock is convertible into six shares of the Company's Common Stock at the option of the holder commencing two years from the date of issuance. Shares of Series E Stock issued through June 30, 1997, were originally convertible into twenty shares of Common Stock, at the option of the holder, with no holding period requirement.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998





11.      Equity Transactions (continued)

     Series E Stock Dividends Resulting from Beneficial Conversion Feature (continued)

     The beneficial conversion feature is measured at the date of issuance of the Company's Series E Stock as the difference between the conversion price and the market value of the Common Stock into which the Series E Stock is convertible, limited to the proceeds received from the issuance of the Series E Stock. Based on the calculations prescribed by Topic No. D-60, all proceeds initially received by the Company from the issuance of Series E Stock have been initially recorded as additional paid in capital as 100% of the proceeds is allocable to the beneficial conversion feature. Over the required holding period, if any, a non-cash dividend is recorded reducing the retained earnings (or increasing the accumulated deficit) and increasing the balance recorded as Series E Stock in the balance sheet. Thus, there is no net effect on the total stockholders' equity of the Company. Since shares of Series E Stock issued prior to June 30, 1997, were originally convertible upon issuance, 100% of the non-cash dividend was recorded upon issuance of the Series E Stock. Non-cash dividends associated with shares of Series E Stock issued after June 30, 1997, are being recorded over the required two-year holding period of the security.

     However, the Company has also restated its net loss per common share as presented in the statement of operations for the year ended March 31, 1998, as the dividend attributable to the beneficial conversion feature of the Series E Stock reduces the amount of net income (or increases the amount of net loss) applicable to the common shares.

     In applying the provisions of Topic No. D-60, the Company has recorded non-cash dividends of $1,473,806 for the year ended March 31, 1998. This amount represents $0, $1,200,000, $0, and $273,806 for each of the three-month periods ended June 30, 1997, September 30, 1997, December 31, 1997, and March 31, 1998.

     For the year ended March 31,  1999,  these  non-cash  dividends  aggregated
$1,707,725. These non-cash dividends were recorded as $273,806 in the three-month period ended June 30, 1998 and $477,973 in each of the three-month periods ended September 30, 1998, December 31, 1998, and March 31, 1999.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998





11.      Equity Transactions (continued)

     Series E Stock Dividends Resulting from Beneficial Conversion Feature (continued)

     As a result of the application of Topic No. D-60, the Company has reclassified the initial proceeds of issuance of Series E Stock to additional paid-in capital and the resulting non-cash dividends which affect the accumulated deficit and the amount recorded as Series E Stock. The impact on the financial statements for the year ended March 31, 1998 is summarized as follows:


                                                                                          March 31, 1998

                                                                                As Reported                As Restated
         Series E Stock                                                         $     5,891,020    $      3,974,376
         Common Stock                                                                    41,035              41,035
         Additional paid-in capital                                                   6,675,398          12,927,918
         Accumulated deficit                                                        (10,104,946)        (14,440,822)
                                                                                ---------------    ----------------

         Total stockholders' equity                                             $     2,502,507    $      2,502,507
        -                                                                       ===============    ================

         Net loss for the year ended                                            $    (2,054,470)   $     (2,054,470)

         Effects of non-cash dividends                                                        -          (1,473,806)
                                                                                ===============    ================
         Net loss applicable to common shares                                   $    (2,054,470)   $     (3,528,276)
                                                                                ===============    ================

         Basic and diluted loss per common share and share equivalent           $        (.50)     $        (.86)
                                                                                =============      ===============

12.      Supplemental Cash Flow Information

         Cash paid for income taxes and interest was as follows:

                                                                                       Years Ended March 31,
                                                                                     1999                1998

         Interest paid                                                              $    809,601        $  511,924
                                                                                     ============        ================

        Income taxes                                                                 $    850            $      800
                                                                                     ========            ============

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998





12.      Supplemental Cash Flow Information (continued)

     Non-cash investing and financing activities consisted of the following:

     The Company acquired leasehold improvements and equipment during the year ended March 31, 1999, by entering into capital lease obligations for $849,429 (Notes 3 and 5).

     Convertible debt and accrued interest outstanding of $1,533,333 was converted into 1,533,333 shares of Series E Stock during the year ended March 31, 1999 (Note 11).

     Common Sock was issued in exchange for cash and inventory during the year ended March 31, 1999. The inventory acquired had a value of $365,000 (Note 11).

     For the years ended March 31, 1999 and 1998 non-cash dividends of $1,707,725 and $1,473,806, respectively, were recorded to amortize the discount recorded on Series E Sock resulting from the beneficial conversion features (Note 11).

13.      Subsequent Events

     Unsecured Promissory Notes

     On April 22, 1999, the Company entered into an unsecured promissory note with Shopnet, an affiliate, (Note 1) for $100,000 at an interest rate of 9% per annum. The principal payments and accrued interest are due monthly beginning May 31, 1999, with a maturity date of August 31, 1999.

     On May 17, 1999, the Company entered into an unsecured promissory note with Shopnet, an affiliate (Note 1) for $100,000 at an interest rate of 9% per annum. The principal payments and accrued interest are due monthly beginning June 30, 1999, with a maturity date of September 30, 1999.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998





Subsequent Events (continued)

     Private Placement of Series F Stock

     On May 18, 1999, the Board of Directors of the Company unanimously adopted a Corporate Resolution to enter into a Securities Purchase Agreement (the Private Placement) with several investors. The Private Placement was for 750,000 shares of the Company's Series F Preferred Stock ("Series F Stock"), par value of $.01 per share, for gross proceeds of $750,000. The Company was also authorized to amend its articles of incorporation to change the terms and privileges of the Series F Stock. The Series F Stock is convertible into two shares of Common Stock at any time following the effective date of the registration statement registering the Series F Stock and underlying shares of Common Stock for resale.

     The Corporate Resolution also authorized the Company to file a Registration Statement with the Securities and Exchange Commission for the securities under Private Placement.

     As part of the Private Placement, the Company granted an option to the Placement Agent and its assignees to purchase an aggregate 350,000 shares of Common Stock, with an exercise price of $3.00 per share for a period of four years from the date of closing of the Private Placement. Additionally, as commission, the Placement Agent received a 10% fee, or $75,000, and a 1% fee, or $7,500, to cover administrative expenses. The Private Placement closed on May 27, 1999, providing net cash proceeds of $667,500 to the Company before legal and other administrative expenses.

     On the May 27, 1999 closing date of the Private Placement, the Company's Common Stock had a closing price of $1.69. As such, the Series F Stock has a beneficial conversion feature which will result in accounting treatment to reflect non-cash dividends in future periods in a manner similar to the Series E Stock transactions described in Note 11.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                          Notes To Financial Statements
                       Years Ended March 31, 1999 and 1998




Subsequent Events (continued)

     Common Stock Compensation of Consultant

     In May 1999, the Company issued 45,333 shares of Common Stock to a consultant as compensation for site selections and negotiation of retail location leases. These services are being provided for new Company stores opening in fiscal 2000. This Company has valued the shares based on the May 17, 1999 closing price of $1.375 per share, less a 10% discount for marketability restrictions for an aggregate value of approximately $56,000.