Form 10QSB
period 1999-06-30
PLAY CO TOYS & ENTERTAINMENT CORP
filed 1999-08-16
CIK 927643

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, $0.01 par value:
5,548,857 shares outstanding as of August 12, 1999.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       PLAY CO. TOYS & ENTERTAINMENT CORP.


                                TABLE OF CONTENTS



                   PART I. FINANCIAL INFORMATION

                                                                                                                         Page Number
Item 1. FINANCIAL STATEMENTS

                     Condensed Balance Sheets as of  June 30, 1999 (unaudited)                                                  3
                     and March 31, 1999.

                     Condensed Statements of Operations and Comprehensive Net Loss for the
                     Three Months Ended June 30, 1999 and 1998 (unaudited).                                                     4

                     Condensed Statements of Cash Flows for the Three Months Ended
                     June 30, 1999 and 1998 (unaudited).                                                                        5

                     Notes to Condensed Financial Statements                                                                  6-7

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                                                                                             8-15
PART II. OTHER INFORMATION

                                                                                                                               16
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



                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)
                            CONDENSED BALANCE SHEETS

                                                     ASSETS                                        June 30,1999    March 31, 1999

                                                                                                      (unaudited)    (audited)
                                                                                                ---------------   -------------
Current ........................................................................................   $    392,745    $    125,967
Accounts receivable ............................................................................        131,836          98,276
Merchandise inventories ........................................................................     12,247,019      11,506,284
Other current assets ...........................................................................      1,387,622       1,660,263
                                                                                                   ------------    ------------
Total current assets ...........................................................................     14,159,222      13,390,790

Property and Equipment,
 net of accumulated
 depreciation and
 amortization of $4,283,071
 and $4,058,603, respectively ..................................................................      5,583,035       5,348,175
Deposits and other assets ......................................................................      2,922,838       2,411,427
                                                                                                   ------------    ------------
                                                                                                   $ 22,665,095    $ 21,150,392
                                                                                                   ============    ============

                                                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                   June 30, 1999   March 31, 1999

Current
Accounts payable ...............................................................................   $  7,931,269    $  5,611,442
Accrued expenses and other liabilities .........................................................        327,025         595,008
Current portion of notes payable and capital leases ............................................      1,212,088       1,352,197
                                                                                                   ------------    ------------
Total current liabilities ......................................................................      9,470,382       7,558,647
Borrowings under financing agreement ...........................................................      8,263,713       7,814,666
Notes payable, and capital leases, net of current portion ......................................        572,838         585,681
Deferred rent liability ........................................................................        129,533         126,769

Total liabilities ..............................................................................     18,436,466      16,085,763


Stockholders' equity
 Series E convertible preferred stock, $1 par value
 10,000,000 shares authorized;
 5,883,903 shares outstanding ..................................................................      6,160,074       5,682,101
Series F convertible preferred stock, $.01 par
 value, 5,500,000 shares authorized; 750,000
 and 0 shares outstanding, respectively (Note 3) ...............................................         62,500
Common stock, $.01 par value, 40,000,000 shares
 authorized; 5,548,857 and 5,503,519 shares
 Outstanding, respectively .....................................................................         55,488          55,035
Additional paid-in-capital .....................................................................     16,048,319      15,335,172

Accumulated deficit ............................................................................    (18,097,752)    (16,007,679)
                                                                                                   ------------    ------------
Total stockholders' equity .....................................................................      4,228,629       5,064,629
                                                                                                   ------------    ------------
                                                                                                   $ 22,665,095    $ 21,150,392
                                                                                                   ============    ============

            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                       CONDENSED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE NET LOSS
                                   (Unaudited)

                                                                                      Three Months Ended June 31,

                                                                                           1999            1998

Net sales ...........................................................................   $ 6,508,565    $ 6,357,395

            Cost of sales ...........................................................     3,763,214      3,706,331

            Gross profit ............................................................     2,745,351      2,651,064

                Operating expenses:
                                                                   Operating expenses     3,755,090      2,483,771
                                                        Depreciation and amortization       224,468        188,417

            Total operating expenses ................................................     3,979,558      2,672,188

                     Operating loss .................................................    (1,234,207)       (21,124)

                  Interest expense:

                                                         Interest and finance charges       284,664        138,452
                                                  Amortization of debt issuance costs        30,730         27,200

            Total interest expense ..................................................       315,394        165,652

                           Net loss .................................................    (1,549,601)      (186,776)

     Other comprehensive loss .......................................................          --             --

Comprehensive net loss ..............................................................   $(1,549,601)   $  (186,776)

                    Calculation of Basic and Diluted Loss Per Share:

                         Net loss ...................................................   $(1,549,601)   $  (186,776)
          Effect of non-cash dividends on preferred stock                                  (540,473)      (273,806)

                 Net loss applicable to common shares ...............................   $(2,090,074)   $  (460,582)

                    Basic and diluted loss per common

   Share and share equivalents ......................................................   $     (0.38)   $     (0.11)

Weighted average number of  common
Shares and share equivalents
   outstanding ......................................................................     5,525,936      4,103,525

            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Three Months Ended June 30,
                                                                                      ------------------------------------------
                                                                                             1999                    1998
                                                                                      --------------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net loss                                                                        $  (1,549,601)          $  (186,776)
           Adjustments used to reconcile net loss to net cash used for operating activities:

                   Depreciation and amortization                                                 224,468               188,417
                   Deferred rent                                                                   2,764                 4,552
                   Stock compensation                                                             56,100                10,938

           Increase (decrease) from changes in:
                   Accounts receivable                                                           (33,560)               26,618
                   Merchandise inventories                                                      (740,735)           (1,503,233)
                   Other current assets                                                          272,641              (127,228)
                   Deposits and other assets                                                    (511,410)              (93,072)
                   Accounts payable                                                            2,319,827             1,249,369
                   Accrued expenses and other liabilities                                       (267,983)             (527,702)
                                                                                 -------------------------      ----------------

                   Net cash used for operating activities                                       (227,489)             (958,117)
                                                                                   -----------------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of property and equipment                                                  (196,653)             (377,028)
                                                                                   -----------------------      ----------------

                   Net cash used for investing activities                                       (196,653)             (377,028)
                                                                                   -----------------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of preferred stock                                                   657,500                     --
     Borrowings under financing agreements                                                     8,561,047             8,099,497
     Repayments under financing agreements                                                    (8,112,000)           (7,023,000)
     Borrowings under notes payable                                                               200,000                    --
     Repayments of notes payable and capital leases                                             (615,627)             (100,883)
                                                                                   -----------------------      ----------------

                   Net cash provided by financing activities                                     690,920               975,614
                                                                                   ----------------------       ---------------

Net increase (decrease) in cash                                                                  266,778              (359,531)

Cash at beginning of period                                                                      125,967               648,986
                                                                                   ----------------------       ---------------

Cash at end of period                                                                        $   392,745            $  289,455
                                                                                   ======================       ===============


            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


Note 1.           General

     The interim accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended March 31, 1999 included in its Annual Report on Form 10-KSB. Operating results for the three-month period ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2000.

Note 2.           Capital Leases

     During the three-month period ended June 30, 1999, the Company entered into several capital leases and loans to help finance the cost of opening its new stores. The leases are for an aggregate principal amount of $262,675. They generally carry terms of five years and bear interest at rates between 13.3% and 18.0%.

Note 3.           Series F Private Placement

     On May 27, 1999, pursuant to a Securities Purchase Agreement entered into by and between the Company and several unaffiliated investors, the Company sold 750,000 unregistered shares of Series F Preferred Stock ("Series F Stock") in a private transaction. As part of the Securities Purchase Agreement, the Company undertook to register the Common Stock underlying the Series F Stock through the filing of a registration statement with the Securities and Exchange Commission. Each share of Series F Stock is convertible into two shares of Common Stock, at the option of the holder, at any time following the effective date of the registration statement. Each share of Series F Stock shall convert automatically on the occurrence of the earlier of either of the following events, without action on the part of the holder thereof: (i) two years from issuance or (ii) in the event the closing price per share of Common Stock has been at least $5.00 for a consecutive 30 day period. The Company received net proceeds of $657,500 after deduction of all investment banking and legal and administrative fees.

     Due to the beneficial conversion feature of the Series F Stock, the proceeds have been recorded initially as additional paid in capital, which will amortize over a 12-month period in the form of a non-cash dividend.

Note 4.           Subsequent Events

     On July 15, 1999, Tudor Technologies, Inc. ("Tudor") - an entity of which Mr. Moses Mika (a director of the Company) is a shareholder - as the assignee of an option to acquire 25% of the outstanding shares of the common stock of the Company's subsidiary, Toys International.COM, Inc. ("Toys"), which shares were then owned by the Company and which option price was set at Toys' book value on the date of election to exercise the option, elected to exercise its right to purchase the stock and requested that the exercise price be amended to reflect the book value of Toys at the most recent fiscal quarter, June 30, 1999. The Company agreed to Tudor's request. As the book value of Toys as of June 30, 1999 is not yet determined, the Company has not yet provided Tudor with the basis for the option exercise and, as a result, Tudor has not yet provided the Company with the appropriate consideration. The Company anticipates that it will provide Tudor the June 30, 1999 book value determination by the end of August 1999.

     This option arose out of the June 30, 1998 conversion, by ABC Fund, Inc. ("ABC," an affiliate of the Company), of a $1.5 million debenture into Series E Preferred Stock ("Series E Stock") as of June 30, 1998. Pursuant to the terms of the debenture, in September 1998, ABC assigned its right to purchase the Toys common stock to Tudor.

     On July 20, 1999, the Company sold a 6.6% interest in its Toys subsidiary to two investors for $2.8 million in gross proceeds in a private transaction. The investors were an unaffiliated investment banking firm and CDMI Capital Corporation ("CDMI"), a British Virgin Islands corporation. Mr. Mika is a shareholder of CDMI. Each party invested $1.4 million in the transaction.

     On August 4, 1999, the Company entered into a sixth amendment to its Loan and Security Agreement with FINOVA Capital Corporation ("FINOVA"). As a result of this amendment, the Company's aggregate credit facility with FINOVA increased from $8.3 million to $11.3 million.

     The amendment also (1) increased the minimum net worth financial covenant from $750,000 to $2.9 million as of June 30, 1999 with the $2.9 million threshold increasing by 60% of any equity raised by the Company and by 60% of any annual profits generated by the Company; (2) allows the Company to sell a minority equity interest (up to 49%) in its Toys subsidiary; and (3) increased the maximum levels of capital expenditures, capital leases and unsecured debt allowed under the Financing Agreement.

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

     The Company's operations are substantially controlled by United Textiles & Toys Corp. ("UTTC"), the Company's parent. UTTC currently owns approximately 44.9% of the issued and outstanding shares of the Company's common stock. UTTC is a Delaware corporation and public company which was organized in March 1991 and commenced operations in October 1991. It formerly designed, manufactured, and marketed a variety of lower priced women's dresses, gowns, and separates (blouses, camisoles, jackets, skirts, and pants) for special occasions and formal events. In April 1998, UTTC ceased all operating activities; it now operates solely as a holding company.

     For the three months ended June 30, 1999 compared to the three months ended June 30, 1998

     The Company generated net sales of $6,508,565 in the three months ended June 30, 1999. This represented an increase of $151,170, or 2.4%, from net sales of $6,357,395 in the three months ended June 30, 1998. All of this sales growth came from the Company's new stores as same store sales declined by 27% for the period.

     The Company believes that its same store sales showed a decline after a period of two years of continuous increases because in the three months ended June 30, 1999, the flow of allocated or "hot" selling merchandise is being spread over 25% more stores. This shortfall in allocated or "hot" selling inventory is a result of the current credit lines that the Company has with some of its vendors. The Company is working to increase its lines of credit with its vendors to more adequately address not only the past growth but its expected future growth as well.

     In addition, the Company held back a substantial amount of critical inventory from its existing stores for the openings of its Toys International stores located in the Venetian Resort and Casino (the "Venetian") in Las Vegas and in Pier 39 in San Francisco. The Venetian store opened in mid-June, a full two months late, and due to major site construction delays, the Company currently expects to open Pier 39 in early September, four months late.

     The Company posted a gross profit of $2,745,351 in the three months ended June 30, 1999, reflecting an increase of $94,287, or 3.6%, from the gross profit of $2,651,064 in the three months ended June 30, 1998. This increase was due to the above noted growth in sales and to an increase in the Company's gross margin. The gross margin of 42.2% in the June 1999 period was 0.5% higher than the Company's gross margin of 41.7% in the June 1998 period. This gross margin improvement was the result of the continuing change in the company's merchandising mix to augment its historical product base of lower margin traditional toys with educational and specialty toys which generally produce better margins than traditional toys. This change in merchandising mix has been the centerpiece of the Company's business plan for approximately the past three business years.

     Operating expenses (excluding depreciation and amortization expenses) for the three months ended June 30, 1999 were $3,755,090. This represented a $1,271,319, or 51.2%, increase over the Company's operating expenses of $2,483,771 in the three months ended June 30, 1998. The primary reasons for the operating expense increase were an increase in payroll and related expenses of $436,000 and an increase in rent expense of $548,000. The payroll expense increase was due to the addition of several middle managers and employees at the Company's new stores. The growth of rent expense was the result of adding additional stores.

     During the three months ended June 30, 1999, the Company recorded non-cash depreciation and amortization expense of $224,468, a $36,051, or 19.1%, increase from $188,417 in the period ended June 30, 1998. Total operating expenses (operating expenses combined with depreciation and amortization) in the June 1999 period were $3,979,558, representing a $1,307,370, or 48.9%, increase from total operating expenses of $2,672,188 in the June 1998 period.

         As a result of the $94,287 increase in gross profit less the $1,307,370 increase in total operating expenses, the Company's operating loss increased by $1,213,083 from $(21,124) during the three months ended June 30, 1998 to $(1,234,207) during the three months ended June 30, 1999.

     Interest expense totaled $315,394 for the three months ended June 30, 1999. This represented a $149,742, or 90.4%, increase from interest expense of $165,652 for the three months ended June 30, 1999. The primary reason for the increased level of interest expense was a higher level of borrowings in the three months ended June 30, 1999 than in the June 1998 period.

     As a result of the above-mentioned factors, the Company recorded a net loss of $(1,549,601) for the three months ended June 30, 1999. This represented a $1,362,825 increase over the net loss of $(186,776) recorded in the three months ended June 30, 1998.

     For the three months ended June 30, 1999, the net loss of $(1,549,601) was reduced by non-cash dividends of $540,473 in order to determine the net loss applicable to common shares. This compares with $273,806 of non-cash dividends recorded in the three month period ended June 30, 1998. The non-cash dividends represent amortization of the discount recorded upon issuance of the Series E Preferred Stock ("Series E Stock") and Series F Preferred Stock ("Series F Stock") with a beneficial conversion feature.

     The basic and diluted loss per share for the three months ended June 30, 1999 was $(0.38) compared to basic and diluted loss per share of $(0.11) for the three months ended June 30, 1998. The weighted average number of common shares outstanding increased from 4,103,519 in the June 1998 period to 5,525,936 in the June 1998 period.

Liquidity and Capital Resources

     At June 30, 1999, the Company had a working capital position of $4,688,840 compared to a working capital position of $5,832,143 at March 31, 1999. The primary factors in the $1,143,303 decrease in working capital were a $1,579,092 reduction in the Company's net investment in inventories (increase in inventories less increase in accounts payable).

     The Company believes that its same store sales showed a decline after a period of two years of continuous increases because in the three months ended June 30, 1999, the flow of allocated or "hot" selling merchandise is being spread over 25% more stores. This shortfall in allocated or "hot" selling inventory is a result of the current credit lines that the Company has with some of its vendors. The Company is working to increase its lines of credit with its vendors to more adequately address not only the past growth but its expected future growth as well.

     The Company has generated operating losses for the past several years and has historically financed those losses and its working capital requirements through loans and sales of the Company's equity securities, primarily through the sale of the Company's Series E Stock. There can be no assurance, however, that the Company will be able to generate sufficient revenues or have sufficient control over expenses and other charges to achieve profitability.

     During the three-month period ended June 30, 1999, the Company used $227,489 of cash in its operations compared to $958,117 used in operations in the three-month period ended June 30, 1998. The Company's net loss was $1,549,601 and $186,776, respectively, in those periods. The primary reason the Company used a far lower level of cash in its operating activities than its loss was due to a decrease in its net investment (increase in inventories less increase in accounts payable) in inventories of $1,579,092.

     The Company used $196,653 of cash in its investing activities during the three-month period ended June 30, 1999 compared to $377,028 in the three-month period ended June 30, 1998. Investing activity consisted of the purchase of equipment and fixtures for new stores.

     The Company generated $690,920 of cash from its financing activities in the three-month period ended June 30, 1999 compared to the generation of $975,614 from financing activities in the three-month period ended June 30, 1998. The primary contributors to the Company's financing activities in the 1999 period were $657,500 in proceeds from the sale of Series F Stock and net borrowings on the Company's line of credit. Those proceeds were used to finance the Company's working capital requirements and capital expenditures during the three-month period ended June 30, 1999. The primary factor in the prior period was $1,076,497 in net borrowings on the Company's line of credit.

     As a result of the above factors, the Company had a net increase in cash of $266,778 in the three-month period ended June 30, 1999 compared to a net decrease in cash of $359,531 in the three-month period ended June 30, 1998.

     In November 1998, the Company entered into an agreement with ZD Group, L.L.C. ("ZD"), a related party, to secure additional financing. ZD is a New York trust, the beneficiary of which is a member of the family of the Company's chairman. Pursuant to the ZD agreement, ZD issued a $700,000 irrevocable standby letter of credit ("L/C") in favor of FINOVA. FINOVA then loaned a matching $700,000 to the Company in the form of a term loan. The term loan expires on August 3, 2000 and bears interest at prime plus one percent. As consideration for its issuance of the L/C, ZD will receive a one-third profit percentage after application of corporate overhead beginning April 1, 1999 from three of the Company's stores (Woodfield Mall in Schaumburg, Illinois now scheduled to open in the late fall of 1999; Auburn Hills, Michigan; and Gurnee, Illinois). As those stores did not generate a profit after application of corporate overhead in the three-month period ended June 30, 1999, no payments were accrued or made to ZD during the June period.

     Planned new store openings remain a significant capital commitment of the Company. The Company entered into leases to open eight new stores by the end of calendar year 1999. The Company expects that the costs of building those new stores, net of landlord tenant improvement contributions and of inventory requirements, will be approximately $2.8 million. The Company plans to finance the costs of opening those new stores through a combination of capital lease financing, use of the Company's working capital, and the sale of additional equity.

     The first of those stores opened in June in the Venetian in Las Vegas, Nevada. The costs of opening that store (excluding inventory) were approximately $825,000. This store was projected to be the most capital intensive of all the stores scheduled to be opened this fiscal year.

     The following transactions entered into after April 1, 1999 were equity and debt transactions structured to help the Company with the cost of the capital expenditures associated with opening the total of eight new stores in 1999.

     The Company received approximately $240,000 in lease financing in the three month period ended June 30,1999 period. The Company continues to seek additional capital lease financing.

     In May 1999, pursuant to ss.506 of Regulation D, the Company sold 750,000 shares of Series F Stock, at a purchase price of $1.00 per share, through Robb Peck McCooey Clearing Corporation as placement agent. The Company received $657,500 in net proceeds from the sale. Each share of Series F Stock is convertible, at the holder's option, into two fully paid and non-assessable shares of Common Stock, at any time commencing on the date the registration statement registering the Common Stock underlying same is declared effective by the Securities and Exchange Commission. Each share of Series F Stock shall convert automatically on the occurrence of the earlier of either of the following events, without action on the part of the holder thereof: (i) two years from issuance or (ii) in the event the closing price per share of Common Stock has been at least $5.00 for a consecutive 30 day period. The Company received net proceeds of $657,500 after deduction of all investment banking and legal and administrative fees.

     Due to the beneficial conversion feature of the Series F Stock, the proceeds have initially been recorded as additional paid in capital which will amortize over a 12-month period in the form of a non-cash dividend.

     On July 15, 1999, Tudor Technologies, Inc. ("Tudor") - an entity of which Mr. Moses Mika (a director of the Company) is a shareholder - as the assignee of an option to acquire 25% of the outstanding shares of the common stock of the Company's subsidiary, Toys International.COM, Inc. ("Toys"), which shares were then owned by the Company and which option price was set at Toys' book value on the date of election to exercise the option, elected to exercise its right to purchase the stock and requested that the exercise price be amended to reflect the book value of Toys at the most recent fiscal quarter, June 30, 1999. The Company agreed to Tudor's request. As the book value of Toys as of June 30, 1999 is not yet determined, the Company has not yet provided Tudor with the basis for the option exercise and, as a result, Tudor has not yet provided the Company with the appropriate consideration. The Company anticipates that it will provide Tudor the June 30, 1999 book value determination by the end of August 1999.

     This option arose out of the June 30, 1998 conversion, by ABC Fund, Inc. ("ABC," an affiliate of the Company), of a $1.5 million debenture into Series E Preferred Stock ("Series E Stock") as of June 30, 1998. Pursuant to the terms of the debenture, in September 1998, ABC assigned its right to purchase the Toys common stock to Tudor.

     On July 20, 1999, the Company sold a 6.6% interest in its Toys subsidiary to two investors for $2.8 million in gross proceeds in a private transaction. The investors were an unaffiliated investment banking firm and CDMI Capital Corporation ("CDMI"), a British Virgin Islands corporation. Mr. Mika is a shareholder of CDMI. Each party invested $1.4 million in the transaction.

     On August 4, 1999, the Company entered into a sixth amendment to its Loan and Security Agreement with FINOVA Capital Corporation ("FINOVA"). As a result of this amendment, the Company's aggregate credit facility with FINOVA increased from $8.3 million to $11.3 million.

     The amendment also (1) increased the minimum net worth financial covenant from $750,000 to $2.9 million as of June 30, 1999 with the $2.9 million threshold increasing by 60% of any equity raised by the Company and by 60% of any annual profits generated by the Company; (2) allows the Company to sell a minority equity interest (up to 49%) in its Toys subsidiary; and (3) increased the maximum levels of capital expenditures, capital leases and unsecured debt allowed under the Financing Agreement.

     Electronic commerce represents another area that may result in significant capital expenditures for the Company in fiscal 2000. It is also a major focus for management. In April 1999, The Company debuted the first of three dedicated electronic commerce websites. This site, www.ToysWhyPayRetail.com, represents a new trade name for the Company and allows consumers to purchase, at near wholesale prices, overstocks, special buys, and overruns on mostly name-brand toys purchased by the Company out of season. The Company plans to offer approximately 1000 items for sale on the website.

     The second and third electronic commerce websites are currently being developed to a state-of-the-art standard in conjunction with two Internet consulting firms. These sites will offer collectible and imported specialty merchandise such as die-cast cars, dolls, plush toys, trains, and collectible action figures and are expected to open in the late fall of 1999. In conjunction with the website launch, the Company plans to place computer kiosks in several of its retail locations in order to permit customers to place orders on the website for goods otherwise not sold in such store.

     The Company has entered into a letter of intent with an investment banking firm to raise additional equity in the approximate amount of $20-25 million through the public sale of a minority interest in the Company's Toys subsidiary. This public offering currently is expected to close in 1999. This investment banking firm also participated in the $2.8 million private placement in July 1999.

     The Company is pursuing this opportunity and is continuing to seek additional lease financing. There can be no assurance that the Company will be able to obtain sufficient financing to successfully open the planned new stores. Additionally, the Company has incurred significant capital expenditures over the past twelve months. To date, the Company has deployed its working capital to cover a significant portion of these capital expenditures. As a result, the Company is also seeking additional working capital from the above-mentioned equity offerings. Should the Company be unable to raise sufficient working capital, it may be unable to purchase product directly from factories at advantageous pricing, thereby resulting in a negative impact on gross margins and results of operations.

Year 2000

     In 1998, the Company developed a plan to upgrade its existing management information system and computer hardware and to become year 2000 compliant. The Company has completed the hardware upgrade and has installed a year 2000 compliant upgrade to its accounting software. The Company expects to finish the year 2000 compliance work in the September quarter of 1999. To finance the cost of the new hardware in the computer upgrade project, the Company entered into a lease in the amount of $82,472 bearing an interest rate of 10.8%. The total cost of the hardware and software purchased for the project was approximately $100,000.

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

Trends Affecting Liquidity, Capital Resources and Operations

     The Company believes that its same store sales showed a decline after a period of two years of continuous increases because the flow of allocated or "hot" selling merchandise is being spread over 25% more stores. This shortfall in allocated or "hot" selling inventory is a result of the current credit lines that the Company has with some of its vendors. The Company is working to increase its lines of credit with its vendors to more adequately address not only the past growth but its expected future growth as well. As noted above, the Company has significantly strengthened its balance sheet by raising approximately $3.5 million in additional equity over the past three months, which should result in expanded lines of credit with its trade vendors.

     The Company believes that its growth and the availability of "hot" or allocated merchandise within certain sectors of its core business - such as action figures, video games, and collector plush - could have an impact on continuing store sales in the future. The Company is working diligently to address this issue.

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

                                     PART II

Item 1. Legal Proceedings

     In October 1997, in the Superior Court of the State of California, County of San Bernardino, Foothill Marketplace commenced suit against the Company and its former guarantor for breach of contract pertaining to premises leased by the Company in Rialto, California. The lease for the premises has a term from February 1987 through November 2003. The Company vacated the premises in August 1997. Under California State law and the provisions of the lease, plaintiff has a duty to mitigate its damages. Plaintiff seeks damages, of a continuing nature, for unpaid rent, proximate damages, costs, and attorneys' fees, in the approximate amount of $300,000. The Company is engaged in settlement negotiations with plaintiff with respect to this action; in the event no settlement is reached, however, trial has been scheduled by the court for September 1999.

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

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed herewith:

(b) During the quarter ended June 30, 1999, no reports on Form 8-K were filed with the Securities and Exchange Commission.

10.131               ABC Fund, Inc. Assignment of Debenture to Tudor Technologies, Inc. dated September 15, 1998
10.132               Tudor Technologies, Inc. Election to Exercise dated July 15, 1999
10.133               Sixth Amendment to Loan and Security Agreement by and between the Company and FINOVA Capital Corporation, dated August 1999
10.134               Fixture Financing Agreement with Longwater Capital Corporation
27.1                 Financial Data Schedule

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of August 1999.

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