Form 10QSB
period 1999-09-30
PLAY CO TOYS & ENTERTAINMENT CORP
filed 1999-11-22
CIK 927643

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, $.01 par value:
5,548,857 shares outstanding as of November 19, 1999.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       PLAY CO. TOYS & ENTERTAINMENT CORP.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION Page Number

Item 1. FINANCIAL STATEMENTS

                     Condensed consolidated balance sheets as of  September 30, 1999                                            3
                     and March 31, 1999.

                     Condensed consolidated statements of operations and comprehensive
                     net loss for three months and six months ended September 30, 1999 and 1998.                                4

                     Condensed consolidated statements of cash flows for the six months
                     ended September 30, 1999 and 1998.                                                                         5

                     Notes to condensed consolidated financial statements                                                     6-8

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF  OPERATIONS                                                                    9-17

PART II. OTHER INFORMATION                                                                                                     18

Item 1.              LEGAL PROCEEDINGS

Item 2.              CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                 18

Item 3.              DEFAULTS UPON SENIOR SECURITIES                                                                           18

Item 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                       18

Item 5.              OTHER INFORMATION                                                                                         18

Item 6.              EXHIBITS AND REPORTS ON FORM 8-K                                                                          18

                     Signatures                                                                                                19

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               September 30, 1999 March 31, 1999
                                                                    (unaudited)

Current

            Cash .................................................   $   377,178   $   125,967
            Accounts receivable ..................................       172,442        98,276
            Merchandise inventories ..............................    15,127,625    11,506,284
            Stock subscription receivable ........................       723,678          --
            Other current assets .................................     2,425,601     1,660,263
                                                                     -----------   -----------

                                              Total current assets    18,826,524    13,390,790

Property and Equipment, Net of accumulated
            depreciation and amortization of $4,511,565
            and $4,058,603, respectively .........................     7,245,790     5,348,175



Deposits and other assets ........................................     3,412,965     2,411,427
                                                                     -----------   -----------

                                                                     $29,485,279   $21,150,392
                                                                     ===========   ===========


                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                              September 30, 1999  March 31, 1999
Current

           Accounts payable ....................................................   $  9,705,643    $  5,611,442
           Accrued expenses and other liabilities ..............................        260,709         595,008
           Current portion of notes payable and capital leases .................        864,429       1,352,197
           Borrowings under financing agreement ................................     10,725,774            --
                                                                                   ------------    ------------

                   Total current liabilities ...................................     21,556,555       7,558,647


Borrowings under financing agreement ...........................................           --         7,814,666
Notes payable and capital leases, net of current portion .......................      1,000,637         585,681
Deferred rent liability ........................................................        130,881         126,769
                                                                                   ------------    ------------

                           Total liabilities ...................................     22,688,073      16,085,763
                                                                                   ------------    ------------



Minority interest in subsidiary ................................................      1,612,976            --
                                                                                   ------------    ------------



Stockholders' equity:

           Convertible series E preferred stock, $1 par, 25,000,000 shares
             authorized: 5,858,903 shares outstanding ..........................      6,638,047       5,682,101
           Convertible  series F preferred  stock,  $0.01 par,  5,500,000 shares authorized; 750,000 and 0
             shares outstanding, respectively ..................................        428,571            --
           Common stock, $.01 par value, 160,000,000 shares authorized;
             5,548,852 and 5,503,519 shares outstanding, respectively ..........         55,488          55,035
           Additional paid-in-capital ..........................................     17,960,428      15,335,172
           Accumulated deficit .................................................    (19,898,304)    (16,007,679)
                                                                                   ------------    ------------

                                               Total stockholders' equity ......      5,184,230       5,064,629
                                                                                   ------------    ------------

                                                                                   $ 29,415,279    $ 21,150,392
                                                                                   ============    ============


            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE NET LOSS
                                   (Unaudited)

                                                          Three Months Ended September 30, Six-months Ended September 30,

                                                                1999           1998            1999             1998
                                                                ----
Net sales ...............................................   $  6,867,119    $  6,098,315    $ 13,375,684    $ 12,455,710
Cost of Sales ...........................................      3,600,901       3,414,054       7,364,115       7,120,385
                                                            ------------    ------------    ------------    ------------
                                 Gross profit ...........      3,266,218       2,684,261       6,011,569       5,335,325
                                                            ------------    ------------    ------------    ------------
Operating expenses:
                 Operating expenses .....................      3,790,268       2,610,120       7,545,358       5,093,891
                 Depreciation and amortization ..........        228,514         193,794         452,982         382,211
                                                            ------------    ------------    ------------    ------------
                                 Total operating expenses      4,018,782       2,803,914       7,998,340       5,476,102
                                                            ------------    ------------    ------------    ------------
Operating loss ..........................................       (752,564)       (119,653)     (1,986,771)       (140,777)
                                                            ------------    ------------    ------------    ------------
Interest expense:
                 Interest and finance charges ...........        300,016         156,860         584,680         295,312
                 Amortization of debt issuance costs ....         47,424          27,202          78,154          54,402
                                                            ------------    ------------    ------------    ------------
                                 Total interest expense .        347,440         184,062         662,834         349,714
                                                            ------------    ------------    ------------    ------------


Minority interest in loss of consolidated subsidiary ....        143,497            --           143,497            --
                                                            ------------    ------------    ------------    ------------
Net income (loss) .......................................       (956,507)       (303,715)     (2,506,108)       (490,491)

Other comprehensive income (loss) .......................           --              --              --              --
                                                            ------------    ------------    ------------    ------------
Comprehensive net income (loss) .........................   $   (956,507)   $   (303,715)   $ (2,506,108)   $   (490,491)
                                                            ============    ============    ============    ============
Calculation of basic and diluted income (loss) per share:
  Net income (loss) .....................................   $   (956,507)   $   (303,715)   $ (2,506,108)   $   (490,491)
  Effects of non-cash dividends on convertible
     preferred stock ....................................       (799,402)     (1,200,000)     (1,384,517)     (1,200,000)
                                                            ------------    ------------    ------------    ------------
   Net income (loss) applicable to common
      shares ............................................   $ (1,755,909)   $ (1,503,715)   $ (3,890,625)   $ (1,690,491)
                                                            ============    ============    ============    ============

  Basic and diluted loss per common share
                 and share equivalents ..................   $      (0.32)   $      (0.37)   $      (0.70)   $      (0.41)
                                                            ============    ============    ============    ============
 Weighted average number of common shares
          and share equivalents outstanding .............      5,548,852       4,103,525       5,537,457       4,103,525
                                                            ============    ============    ============    ============

            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six-months Ended September 30,

                                                                           1999               1998
                                                                           ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:

         Net loss ...................................................   $ (2,506,108)   $   (490,491)
         Adjustments used to reconcile net loss to net
           cash used in operating activities:
                  Depreciation and amortization .....................        452,962         382,211
                  Minority interest in net loss of subsidiary .......       (143,497)           --
                  Deferred rent .....................................          4,112           9,102
                  Stock compensation ................................           --            21,876


         Increase (decrease) from changes in:
                             Accounts receivable ....................        (74,166)         21,077
                           Merchandise inventories ..................     (3,621,341)     (4,312,326)
                           Other current assets .....................       (647,338)       (500,243)
                           Deposits and other assets ................     (1,001,538)       (163,756)
                           Accounts payable .........................      4,094,201       2,144,710
                             Accrued expenses and other liabilities .       (334,299)       (528,880)
                                                                        ------------    ------------
                             Net cash used in operating activities ..     (3,777,012)     (3,416,720)
                                                                                        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment ........................     (1,919,427)     (1,149,757)
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of preferred and common stock .......      3,540,504         156,877
         Borrowings under financing agreement .......................     21,157,590      17,967,798
         Repayments under financing agreement .......................    (18,246,482)    (14,931,000)
         Borrowings under notes payable .............................           --         1,147,450
         Repayments under notes payable and capital leases ..........       (503,962)           --
                                                                        ------------    ------------
                            Net cash provided by financing activities      5,947,650       4,341,125
                                                                        ------------    ------------
Net increase (decrease) in cash .....................................        251,211        (225,352)
Cash at beginning of period .........................................        125,967         648,986
Cash at end of period ...............................................   $    377,178    $    423,634
                                                                        ============    ============

            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

Note 1.           General

     The interim accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended March 31, 1999 included in its Annual Report on Form 10-KSB. Operating results for the six-month period ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2000.

Note 2.           Leases

     During the three-month period ended September 30, 1999, the Company entered into several capital leases to help finance its new computer system and several new stores. The leases are for an aggregate principal amount of $336,109 and bear interest at rates varying between 9.2% and 17.5%.

Note 3.           Sale of Shares in Subsidiary

     On July 15, 1999, Tudor Technologies, Inc. ("Tudor"), a British Virgin Islands corporation, an entity of which Mr. Moses Mika (a director of the Company) is a shareholder - as an assignee of an option to acquire 25% of the outstanding shares of the common stock of the Company's then wholly-owned subsidiary, Toys International.COM ("Toys"), elected to exercise the option to purchase the stock in the subsidiary. As of this date, Tudor received 2,335,000 or 25% of the outstanding shares of the subsidiary, for $723,678. The option called for the purchase price to be 25% of the subsidiary's book value at June 30, 1999. The Company has recorded a stock subscription receivable as a current asset to reflect this transaction as the funds were received in October 1999.

     This option arose out of the June 30, 1998 conversion, by ABC Fund, Inc. ("ABC," an affiliate of the Company), of a $1.5 million debenture into Series E Preferred Stock ("Series E Stock") as of June 30, 1998. Pursuant to the terms of the debenture, in September 1998, ABC assigned its right to purchase the Toys common stock to Tudor.

     On July 20,  1999,  the Company  entered  into an agreement to sell 660,000 shares of Toys common stock to CDMI Capital Corporation ("CDMI") and Concord Effekten ("Concord") of Frankfurt, Germany. Mr. Mika is a shareholder of CDMI. This investment represented a 6.6% ownership for these shareholders. The Company received gross proceeds of $2,800,000 and recorded this as an equity transaction.

     No gain or loss was recorded on the sales of Toys shares to Tudor, CDMI, or Concord per Staff Accounting Bulletin No. 5 as such sales of shares were issued as part of a broader corporate reorganization contemplated by the Company in the form of a public offering of Toys shares as discussed below.

     Toys has granted an aggregate 250,000 options to purchase common stock of Toys to certain directors, officers, and advisors with an exercise price of $4.24 per share. These options are for a period of three years and may not be exercised until twelve months after the public offering on the Toys shares (see below). As the Company and Toys utilize the provisions of APB 25 for stock options granted to employees, no compensation expense was recorded for 224,000 of these options as the exercise price was estimated by management to be approximately equal to the fair value given the sales of Toys shares which immediately preceded these grants. However, 26,000 of the options were granted to a legal advisor for services related to the proposed public offering. These shares were valued by management at the estimated fair value of approximately $118,000 and were recorded as deferred offering costs which is included in other current assets at September 30, 1999, with an offsetting effect to additional paid-in capital. Upon recording the effects of the completed offering, this amount will be netted against the proceeds of the offering credited to additional paid-in capital. As such, the compensation recorded for these shares will have no net effect on the Company's consolidated equity or results of operations.

     Concurrently, the Company granted an additional 450,000 incentive options to acquire shares of Toys common stock which have an exercise period over nine years at an exercise price of 3 Euro per share. As these options were granted subject to Toys meeting future performance criteria, no compensation expense has been recorded currently as the compensation has not yet been earned.

     On November 19, 1999, Toys completed an initial public offering (the "Offering") on the SMAX segment of the Frankfurt Stock Exchange in Germany. The Offering was underwritten by Concord. Toys sold 2 million shares, or a 16.7% interest, in the Offering for gross proceeds of approximately $27 million. The offering was priced at 13 Euro per share, which was approximately equal to $13.52 per share. The Company retained majority ownership of Toys with a 58.4% equity interest in the subsidiary and, as a result, will continue to consolidate Toys' operations in its financial statements.

     In addition to the 2 million shares sold by Toys in the offering, Concord and CDMI each sold 200,000 shares in the offering in the form of a greenshoe allotment. Both Concord and CDMI invested in Toys in a private placement in July 1999. The total offering size, including the greenshoe allotment, was 2.4 million shares.

     The Company expects to complete the accounting for the net proceeds of the Offering during the quarterly period ended December 31, 1999.

     As a result of the transactions involving Toys stock, the Company has recorded a minority interest in its consolidated financial statements to reflect the ownership of the minority owners. This represents the minority shareholders' basis in Toys, along with their respective portion of the net losses recorded for Toys from the transaction date through September 30, 1999.

Note 4.            Basic and Diluted Loss per Share

     The basic and diluted loss per common share for the three and six month periods ending September 30, 1999 and 1998, are the same as the effects of common stock equivalents are anti-dilutive given the net loss per common share in each period. Potentially dilutive common shares aggregate approximately 68,383,000, which could result from the exercise of options, warrants, and the conversion of debentures and/or the Series E and Series F Preferred Stock. Exercise or conversion of certain of these instruments is restricted based on defined holding periods or vesting schedules.

Note 5.           Subsequent Events

     In early October 1999, the Company loaned $200,000 to Shopnet.com, Inc. and $50,000 to Breaking Waves, Inc., both of which entities are affiliated with the Company. The loans carry interest at 9% and are due in March 2000.

     On  October  25,  1999,  Tudor  lent the  Company  $127,922  under a Demand
Promissory Note ("Demand Note"). The Demand Note carries an interest rate of eight percent per annum. The Demand Note was a bridge loan designed to be paid off after the completion of the then contemplated initial public offering of Toys.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Statements contained in this report which are not historical facts may be considered forward looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

     The Company's operations are substantially controlled by United Textiles & Toys Corp. ("UTTC"), the Company's parent, which currently owns approximately 43.9% of the issued and outstanding shares of the Company's Common Stock. UTTC is a Delaware corporation and public company which was organized in March 1991 and commenced operations in October 1991 and now operates solely as a holding company.

For the three months ended September 30, 1999 compared to the three months ended September 30, 1998

     The Company generated net sales of $6,867,119 in the three months ended September 30, 1999. This represented an increase of $768,804, or 12.6%, from net sales of $6,098,315 in the three months ended September 30, 1998. All of this sales growth came from the Company's new stores as same store sales declined by 24.8% for the period.

     The Company believes that its same store sales showed a decline after a period of two years of continuous increases (in the fiscal years ended March 31, 1998 and March 31, 1999) because in the three months ended September 30, 1999, the flow of allocated or "hot" selling merchandise is being spread over 25% more stores. This shortfall in allocated or "hot" selling inventory is a result of the current credit lines that the Company has with some of its vendors. The Company is working to increase its lines of credit with its vendors to more adequately address not only the past growth but its expected future growth as well. In addition, the Company held back a substantial amount of critical inventory from its existing stores for the six new stores it opened in the September through late October timeframe.

     The Company posted a gross profit of $3,266,218 in the three months ended September 30, 1999, an increase of $581,957, or 21.7%, from the gross profit of $2,684,261 in the three months ended September 30, 1998. This gross profit increase was due to the increase in sales noted above and an increase in the Company's gross margin. The gross margin of 47.6% in the September 1999 period was an increase of 3.6% over the Company's gross margin of 44.0% in the September 1998 period.

     Operating expenses (excluding depreciation and amortization expenses) in the three months ended September 30, 1999 were $3,790,268. This represented a $1,180,148, or 45.2%, increase over the Company's operating expenses of $2,610,120 in the three months ended September 30, 1998. The primary reasons for the operating expense increase were an increase in payroll and related expenses of $525,871 and an increase in rent expense of $519,877. The payroll expense increase was due to the addition of several middle managers and of employees at new stores. The growth of rent expense was the result of adding additional stores.

     During the three months ended September 30, 1999, the Company recorded non-cash depreciation and amortization expenses of $228,514, a $34,720, or 17.9%, increase from $193,794 in the period ended September 30, 1998. Total operating expenses (operating expenses combined with depreciation and amortization) in the September 1999 period were $4,018,782, a $1,214,868, or 43.3%, increase from total operating expenses of $2,803,914 in the September 1998 period.

     Since the $581,957 increase in gross profit was less than the $1,214,868 increase in total operating expenses, the Company's operating loss increased by $632,911 from $119,653 during the three months ended September 30, 1998 to $752,564 during the three months ended September 30, 1999.

     Interest expense totaled $347,440 for the three months ended September 30, 1999. This represented a $163,378 increase from interest expense of $184,062 in the three months ended September 30, 1998. The primary reason for the increased level of interest expense was a higher level of borrowings in the three months ended September 30, 1999 than in the September 1998 period.

     During the three months ended September 30, 1999, the Company recorded a minority interest in the loss of consolidated subsidiary of $143,497. This minority interest arose out of the sale of stock of the Company's Toys International.COM, Inc. ("Toys") subsidiary in July 1999 to Tudor Technologies, Inc. ("Tudor"), CDMI Capital Corporation ("CDMI"), and Concord Effekten ("Concord"), as described in Note 3 to the condensed consolidated financial statements and below. Since Toys incurred a loss during the three months ended September 30, 1999, this minority interest represented a reduction in the Company's net loss.

     As a result of the above-mentioned factors, the Company recorded a net loss of $956,507 for the three months ended September 30, 1999. This represented a $652,792 increase over the net loss of $303,715 recorded in the three months ended September 30, 1998. For the three-month periods ended September 30, 1999 and 1998, the net losses of $956,507 and $303,715, respectively, were increased by non-cash dividends of $799,402 and $1,200,000, respectively, in order to determine the net loss applicable to common shares. The non-cash dividends represent amortization of the discount recorded upon the issuance of Series E Preferred Stock ("Series E Stock") with a beneficial conversion feature. No dividends in the form of securities or other assets were actually paid out.

     The basic and diluted net loss per common share for the September 1999 period was $0.32 compared to a basic and diluted net loss per common share in the September 1998 period of $0.37.

For the six months ended September 30, 1999 compared to six months ended September 30, 1998

     The Company generated net sales of $13,375,684 in the six-month period ended September 30, 1999. This represented an increase of $919,974, or 7.4%, from net sales of $12,455,710 in the six-month period ended September 30, 1998. All of this sales growth came from the Company's new stores as same store sales declined by 26% for the period.

     The Company believes that its same store sales showed a decline after a period of two years of continuous increases (in the fiscal years ended March 31, 1998 and March 31, 1999) because in the six-month period ended September 30, 1999, the flow of allocated or "hot" selling merchandise is being spread over 25% more stores. This shortfall in allocated or "hot" selling inventory is a result of the current credit lines that the Company has with some of its vendors. The Company is working to increase its lines of credit with its vendors to more adequately address not only the past growth but its expected future growth as well. In addition, the Company held back a substantial amount of critical inventory from its existing stores for the six new stores it opened in the September through late October timeframe.

     The Company posted a gross profit of $6,011,569 in the six-month period ended September 30, 1999, an increase of $676,244, or 12.7%, from the gross profit of $5,335,325 in the six-month period ended September 30, 1998. This gross profit increase was due to the increase in sales noted above and in the Company's gross margin. The gross margin of 44.9% for the six-month period ended September 30, 1999 was an increase of 2.1% over the Company's gross margin of 42.8% in the six-month period ended September 30, 1998.

     Operating expenses (excluding depreciation and amortization expenses) in the six-month period ended September 30, 1999 were $7,545,358. This represented a $2,451,467, or 48.1%, increase over the Company's operating expenses of $5,093,891 in the six-month period ended September 30, 1998. The primary reasons for the operating expense increase were an increase in payroll and related expenses of $962,066 and an increase in rent expense of $1,067,934. The increased expenses were due to the lease payments on the new stores opened and the addition of several middle managers and of employees at the new stores.

     During the six-month period ended September 30, 1999, the Company recorded non-cash depreciation and amortization expenses of $452,982, a $70,771, or 18.5%, increase from $382,211 in the period ended September 30, 1998. This increase was largely due to depreciation on the fixed assets purchased for the newly opened stores. Total operating expenses (operating expenses combined with depreciation and amortization) in the September 1999 period were $7,998,340, a $2,522,238, or 46.1%, increase from total operating expenses of $5,476,102 in the September 1998 period.

     Since the $676,244 increase in gross profit was less than the $2,522,238 increase in total operating expenses, the Company's operating loss increased by $1,845,994 from $140,777 during the six-month period ended September 30, 1998 to $1,986,771 during the six-month period ended September 30, 1999.

     Interest expense totaled $662,834 for the six-month period ended September 30, 1999. This represented a $313,120, or 89.5%, increase over the interest expense of $349,714 in the six-month period ended September 30, 1998. The primary reason for the increased level of interest expense was a higher level of borrowings in the six-month period ended September 30, 1999 than in the September 1998 period.

     During the six months ended September 30, 1999, the Company recorded a minority interest in the loss of consolidated subsidiary of $143,497. This minority interest arose out of the sale of stock of the Company's Toys subsidiary in July 1999 to Tudor, CDMI, and Concord, as described in Note 3 to the condensed consolidated financial statements and above. Since Toys incurred a loss during the three months ended September 30, 1999, this minority interest represented a reduction in the Company's net loss.

     As a result of the above-mentioned factors, the Company recorded a net loss of $2,506,108 for the six-month period ended September 30, 1999. This represented a $2,015,617 increase over the net loss of $490,491 recorded in the six-month period ended September 30, 1998. For the six-month periods ended September 30, 1999 and 1998, the net losses of $2,506,108 and $490,491, respectively, were increased by non-cash dividends of $1,384,517 and $1,200,000, respectively, in order to determine the net loss applicable to common shares. The non-cash dividends represent amortization of the discount recorded upon the issuance of Series E Stock with a beneficial conversion feature. No dividends in the form of securities or other assets were actually paid out.

     The basic and diluted net loss per common share for the September 1999 period was $0.70 compared to a basic and diluted net loss per common share in the September 1998 period of $0.41.

Liquidity and Capital Resources

     At September 30, 1999, the Company had a working capital deficit of $2,730,031 compared to a working capital position of $5,832,143 at March 31, 1999. The primary factors in the $8.56 million decrease in working capital was a reclassification of the Company's credit line with FINOVA Capital Corporation ("FINOVA") from a long term liability to a short term liability. This reclassification was due to the expiration date of the credit facility of August 3, 2000 falling within one year of the September 30, 1999 balance sheet date.

     Prior to its most recent fiscal year ended March 31, 1999, the Company generated operating losses in the past several years as well as in the six-month period ended September 30, 1999. The Company has historically financed those losses and its working capital requirements through loans and sales of the Company's equity securities, primarily through the sale of the Company's Series E Stock. There can be no assurance that the Company will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to achieve profitability.

     During the six-month period ended September 30, 1999, the Company used $3,777,012 of cash in its operations compared to $3,416,720 used in operations in the six-month period ended September 30, 1998. The Company's net loss was approximately $2,506,000 and $490,000, respectively, in those periods. The primary reason the cash used for operating activities was larger than the net loss in the six-month period ended September 30, 1999 was due to increases in deposits and other current assets related to the opening and planned openings of additional stores and deferred expenses related to the public offering of Toys' common stock.

     The Company used $1,919,427 of cash in its investing activities during the six-month period ended September 30, 1999 compared to $1,149,757 in the six-month period ended September 30, 1998. The primary investing activity was the purchase of equipment and fixtures for new stores.

     The Company generated $5,947,650 from its financing activities in the six-month period ended September 30, 1999 compared to the generation of $4,341,125 from financing activities in the six-month period ended September 30, 1998. The primary contributors to the Company's financing activities were borrowings on the Company's line of credit and proceeds from the sale of the Company's Series F Preferred Stock and the sale of common stock of the Toys subsidiary, as discussed below. Those proceeds were used to finance the Company's working capital requirements, capital expenditures and operating losses during the six-month period ended September 30, 1999.

     As a result of the above factors, the Company had a net increase in cash of $251,211 in the six-month period ended September 30, 1999 compared to a net decrease in cash of $225,352 in the six-month period ended September 30, 1998.

     During the three-month period ended September 30, 1999, the Company opened one new store. This store was located in Pier 39 in San Francisco, California. Pier 39 is a tourist-oriented destination that has a history of heavy foot traffic. The capital investment for building this store was approximately $425,000, net of landlord contributions.

     In October 1999, the Company opened five new stores located in Concord, North Carolina (two stores), near Houston, Texas (two stores) and in Mission Viejo, California. These stores are located in high traffic shopping malls. These five stores represented an aggregate capital investment of approximately $1.3 million, net of landlord contributions. The Company postponed the construction of its planned new store in Schaumburg, Illinois until the spring of 2000. The Company now has 32 stores located in seven states.

     The Company had planned to finance the above store opening costs through a combination of capital lease financing, use of the Company's working capital, and the sale of additional equity. The Company has obtained approximately $431,500 in capital lease financing this fiscal year.

     In May 1999, pursuant to ss.506 of Regulation D, the Company sold 750,000 shares of Series F Preferred Stock ("Series F Stock"), at a purchase price of $1.00 per share, through Robb Peck McCooey Clearing Corporation as placement agent. The Company received $657,500 in net proceeds from the sale. Each share of Series F Stock is convertible, at the holder's option, into two full paid and non-assessable shares of Common Stock, at any time commencing on the date the registration statement registering the Common Stock underlying same is declared effective by the Securities and Exchange Commission. Each share of Series F Stock shall convert automatically on the occurrence of the earlier of either of the following events, without action on the part of the holder thereof: (i) two years from issuance or (ii) in the event the closing price per share of Common Stock has been at lease $5.00 for a consecutive 30-day period.

     Due to the beneficial conversion feature of the Series F Stock, the proceeds have initially been recorded as additional paid-in capital, which is being amortized over an 8-month period in the form of a non-cash dividend. Management has used an 8-month period to correspond to the estimated time necessary to have a registration statement declared effective by the Securities and Exchange Commission.

     In connection with the private placement of the Series F Stock, the Company granted options to the placement agent to purchase 350,000 shares of Common Stock at an exercise price of $3.00 per share for a period of four years from the date of closing of the private placement. The Company has valued these options at approximately $507,000 using the Black-Scholes option valuation model. As the options were granted in connection with the private placement, the compensation effect of these was effectively offset against the proceeds into additional paid-in capital with no net effect on the Company's stockholders' equity or result of operations. The placement agent also received a 10% commission, or $75,000, and a 1% allowance, or $7,500, to cover administrative expenses. The private placement closed on May 27, 1999.

     On July 15, 1999, Tudor - an entity of which Mr. Moses Mika (a director of the Company) is a shareholder - elected to exercise its right to purchase a 25% ownership interest in the Company's Toys subsidiary. Tudor was the assignee of an option to acquire 25% of the outstanding shares of the common stock of Toys at book value. The book value of Toys as of June 30, 1999 was determined to be $2,894,711. In October, Tudor paid the Company $723,678 (25% of the book value as of June 30, 1999).

     This option arose out of the June 30, 1998 conversion, by ABC Fund, Inc. ("ABC," an affiliate of the Company), of a $1.5 million debenture into Series E Stock as of June 30, 1998. Pursuant to the terms of the debenture, in September 1998, ABC assigned its right to purchase the Toys common stock to Tudor.

     On July 20, 1999, the Company sold a 6.6% interest in its Toys subsidiary to two investors for $2.8 million in gross proceeds in a private transaction. The investors were an unaffiliated investment-banking firm, Concord of Frankfurt, Germany and CDMI, a British Virgin Islands corporation. Mr. Mika is a shareholder of CDMI. Each party invested $1.4 million in the transaction.

     In early October 1999, the Company loaned $200,000 to Shopnet.com, Inc. and $50,000 to Breaking Waves, Inc., both of which entities are affiliated with the Company. The loans carry interest at 9% and are due in March 2000.

     On  October  25,  1999,  Tudor  lent the  Company  $127,922  under a Demand
Promissory Note ("Demand Note"). The Demand Note carries an interest rate of eight percent per annum. The Demand Note was a bridge loan designed to be paid off after the completion of the then contemplated initial public offering of Toys.

     On November 19, 1999, the Company's Toys subsidiary completed an initial public offering (the "Offering") on the SMAX segment of the Frankfurt Stock Exchange in Germany. The Offering was underwritten by Concord.

     Toys sold 2 million shares, or a 16.7% interest, in the Offering for gross proceeds of approximately $27 million. The offering was priced at 13 Euro per share, which was approximately equal to $13.52 per share. The Company retained majority ownership of Toys with a 58.4% equity interest in the subsidiary and, as a result, will continue to consolidate Toys' operations in its financial statements.

     In addition to the 2 million shares sold by Toys in the offering, Concord and CDMI each sold 200,000 shares in the offering in the form of a greenshoe allotment. Both Concord and CDMI invested in Toys in a private placement in July 1999. The total offering size, including the greenshoe allotment, was 2.4 million shares.

     The Company expects to complete the accounting for the net proceeds of the Offering during the quarterly period ending December 31, 1999.

     The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that the proceeds of the Offering will be sufficient to satisfy its contemplated cash requirements for at least 12 months.

Year 2000

     Many installed computer systems and software products are currently programmed to accept two-digit entries in the date field. Beginning in the year 2000 ("Y2K"), however, the programmed fields will have to accept four-digit entries, so as to be able to distinguish dates from the 21st century from those of the 20th century. However, even four-digit date entries do not necessarily guarantee a smooth transition to the year 2000. Data lost during the archiving process or the overwriting of old information with new information may initially remain undiscovered and cause problems. As a result, computer systems and/or software utilized by many companies must still be upgraded before the end of this year to become year 2000 compatible.

     The Company believes that all of its systems are year 2000 compatible and that the Company does not face any Y2K problems in the U.S. The services offered by the Company are not affected by the year 2000 compatibility of its systems. According to the wholesalers, their systems will be year 2000 compatible as well.

     The Company has no current knowledge of any outside third party year 2000 issues that would result in a material negative impact on its operations. Management has reviewed its significant vendors' (i.e., Mattel, Inc. and Hasbro, Inc.) and financing arm's (FINOVA) recent SEC filings vis-a-vis year 2000 risks and uncertainties and, on the basis thereof, is confident that the steps the Company has taken to become year 2000 compliant are sufficient. In continuation of this review, the Company shall continue to monitor or otherwise obtain confirmation from the aforesaid entities - and such other entities, as management deems appropriate - as to their respective degrees of preparedness. To date, nothing has come to the attention of the Company that would lead it to believe that its significant vendors and/or service providers will not be year 2000 ready.

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

     The budget for the Company's Y2K issue was approximately $100,000 to $120,000 (including upgraded hardware), and the Company spent all of it. The Company used an external consultant, Data Pro Consulting, which has done the vast majority of the Company's Y2K compliance work.

     Despite the measures that have been taken by the Company, there is no guarantee that the transition to the year 2000 will be without problems.
Correction of these problems may be associated with additional financial burdens. Moreover, it cannot be ruled out that wholesalers will encounter problems beyond the control of the Company. The complexity of today's networked systems, internally as well as externally, poses a general risk. The Company strives to keep this risk to a minimum.

Trends Affecting Liquidity, Capital Resources and Operations

     The Company believes that its same store sales showed a decline after a period of two years of continuous increases (in the fiscal years ended March 31, 1998 and March 31, 1999) because in the six-month period ended September 30, 1999, the flow of allocated or "hot" selling merchandise is being spread over 25% more stores. This shortfall in allocated or "hot" selling inventory is a result of the current credit lines that the Company has with some of its vendors. The Company is working to increase its lines of credit with its vendors to more adequately address not only the past growth but its expected future growth as well. As noted above, the Company has recently significantly strengthened its balance sheet by raising approximately $30 million in additional equity, which should result in expanded lines of credit with its trade vendors.

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

Seasonality

     The Company's operations are highly seasonal with approximately 30-40% of its net sales falling within the Company's third quarter, which coincides with the Christmas selling season. Also, the Company opened five new stores in October, which will make the Company's third quarter sales an even greater percentage of the total year's sales.

Impact of Inflation

     The impact of inflation on the Company's results of operations has not been significant. The Company attempts to pass on increased costs by increasing product prices over time.

PART II

Item 1. Legal Proceedings

     In October 1997, in the Superior Court of the State of California, County of San Bernardino, Foothill Marketplace commenced suit against the Company for breach of contract pertaining to premises leased by the Company in Rialto, California. The lease for the premises has a term from February 1987 through November 2003. The Company vacated the premises in August 1997. Under California State law and the provisions of the lease, plaintiff has a duty to mitigate its damages. Plaintiff seeks damages, of a continuing nature, for unpaid rent, proximate damages, costs, and attorneys' fees, in the approximate amount of $300,000. This action has been taken off the trial calendar with a settlement review hearing scheduled to occur in late December 1999 or early January 2000. Management believes that this case will reach a settlement by that date.

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

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed herewith:

10.137                    Amendment to Lease Agreement - Concord Mills (Toy Co.)
27.1                      Financial Data Schedule


     (b) During the quarter ended September 30, 1999, no reports on Form 8-K were filed with the Securities and Exchange Commission.

                                   SIGNATURES




     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of November 1999.

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