Form 10QSB
period 1999-12-31
PLAY CO TOYS & ENTERTAINMENT CORP
filed 2000-02-22
CIK 927643

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number O-25030

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                       -----------------------------------
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

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, $0.01 par value:
7,514,716 shares outstanding as of February 21, 2000.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       PLAY CO. TOYS & ENTERTAINMENT CORP.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                                     Page Number

Item 1. FINANCIAL STATEMENTS

     Condensed consolidated balance sheets as of December 31, 1999                                                      3

     Condensed consolidated  statements of operations and comprehensive net loss
for three months and nine months ended December 31, 1999 and 1998 (unaudited).                                          4

     Condensed  consolidated  statements of cash flows for the nine months ended
December 30, 1999 and 1998 (unaudited).                                                                                 5

     Notes to condensed consolidated financial statements                                                               6-8

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

                                                                                                                         19

Item 1.             LEGAL PROCEEDINGS

Item 2.             CHANGES IN SECURITIES AND USE OF PROCEEDS                                                            19

Item 3.             DEFAULTS UPON SENIOR SECURITIES                                                                      19

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                  19

Item 5.             OTHER INFORMATION                                                                                    19

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K                                                                     19

                    Signatures                                                                                           20


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                       December 31, 1999             March 31, 1999
                                                                                       -----------------             --------------
                                                                                          (unaudited)
Current
           Cash                                                                             $ 12,295,195             $    125,967
           Accounts receivable                                                                   985,422                   98,276
           Notes receivable - affiliates                                                         650,000                        -
           Merchandise inventories                                                            14,175,841               11,506,284
           Other current assets                                                                  646,706                1,660,263
                                                                                             -----------              -----------
                                           Total current assets                               28,753,164               13,390,790
Property and Equipment, net of accumulated
           depreciation and amortization of $4,832,093                                         7,312,257                5,348,175
           and $4,058,603, respectively
Deposits and other assets                                                                      4,447,490                2,411,427

                                                                                           $  40,512,911             $ 21,150,392
                                                                                           ===============           ============

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                                       December 31, 1999        March 31, 1999
                                                                                       -----------------        --------------
Current

          Accounts payable                                                                   $ 7,902,620              $ 5,611,442
          Accrued expenses and other liabilities                                               1,392,517                  595,008
          Current portion of notes payable and capital leases                                    848,774                1,352,197
          Borrowings under financing agreement                                                    54,170                        -
                                                                                             -----------              -----------
                Total current liabilities                                                     10,198,081                7,558,647

Borrowings under financing agreement                                                                   -                7,814,666
Notes payable and capital leases, net of current portion                                       1,257,091                  585,681
Deferred rent liability                                                                          135,060                  126,769
                                                                                             -----------              -----------

                        Total liabilities                                                     11,590,232               16,085,763
                                                                                             -----------              -----------

Minority interest in subsidiary                                                               12,600,132                        -
                                                                                             -----------              -----------


Stockholders' equity:

          Convertible series E preferred stock, $1 par, 25,000,000 shares
            authorized: 5,858,903 shares outstanding                                           7,116,020               5,682,101
          Convertible series F preferred stock, $0.01 par,
            5,500,000 shares authorized; 750,000 and 0
            shares outstanding, respectively                                                     750,000                       -
          Common stock, $.01 par value, 160,000,000 shares authorized;
            5,548,852 and 5,503,519 shares outstanding, respectively                              55,488                  55,035
          Additional paid-in-capital                                                          29,525,537              15,335,172
          Accumulated deficit                                                                (21,124,498)            (16,007,679)
                                                                                             -----------             ------------
                                           Total stockholders' equity                         16,322,547               5,064,629
                                                                                             -----------             ------------
                                                                                             $40,512,911             $21,150,392
                                                                                             ===========             ============

            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE NET LOSS

                                   (Unaudited)

                                                         Three Months Ended December 31,          Nine Months Ended December 31,
                                                              1999                   1998               1999                1998
                                                              ----                   ----               ----                ----

Net sales                                                    $17,315,824         $ 14,715,952         $30,691,508       $ 27,171,662

Cost of Sales                                                 10,006,720            8,545,336          17,370,835         15,665,721
                                                              ----------         ------------          ----------         ----------

                              Gross profit                     7,309,104            6,170,616          13,320,673         11,505,941
                                                              ----------         ------------          ----------         ----------

Operating expenses:

                Operating expenses                             6,017,985            4,049,888          13,746,807          9,115,002
                Litigation settlement expense                    183,464                2,227             270,206             31,004
                Depreciation and amortization                    320,508              324,975             773,490            707,186
                                                              ----------         ------------          ----------         ----------

                             Total operating expenses          6,521,957            4,377,090          14,790,503          9,853,192
                                                              ----------         ------------          ----------         ----------

Operating profit (loss)                                          787,147            1,793,526          (1,469,830)         1,652,749
                                                              ----------         ------------          ----------         ----------

Interest expense:

                Interest and finance charges                     307,870              221,860             823,200            517,172
                Amortization of debt issuance costs               58,097               73,032             174,889            127,434
                                                              ----------         ------------          ----------         ----------
                             Total interest expense                                   294,892             998,089            644,606
                                                              ----------         ------------          ----------         ----------
                                                                 365,967

Profit (loss) before minority interest in                        421,180            1,498,634          (2,467,919)         1,008,143
consolidated subsidiary

Minority interest (income) in loss of consolidated
subsidiary                                                      (608,478)                   -            (464,981)                 -
                                                              ----------         ------------          ----------         ----------


Net income (loss)                                               (187,298)           1,498,634          (2,932,900)         1,008,143

Other comprehensive income (loss)

                                                                       -                    -                   -                  -

Comprehensive net income (loss)                             $   (187,298)         $ 1,498,634         $(2,932,900)       $ 1,008,143
                                                              ===========        ============         ============       ===========

Calculation of basic and diluted loss per share:

    Net income (loss)                                         $ (187,298)          $1,498,634         $(2,932,900)       $ 1,008,143
    Effects of non-cash dividends on convertible

       Preferred stock                                          (799,402)            (477,973)         (2,183,919)       (1,229,752)
                                                              ----------         ------------          ----------         ----------
     Net income (loss) applicable to common shares            $ (986,700)          $1,020,661         $(5,116,819)       $ (221,609)
                                                              ==========           ==========         ===========-        ==========
    Basic and diluted income (loss) per common share

                and share equivalents                          $   (0.18)            $   0.22           $   (0.92)        $   (0.05)
                                                               =========             ========           =========         ==========

    Weighted average number of common shares

         And share equivalents outstanding                      5,548,852           4,666,562           5,541,076          4,291,883
                                                              ==========           ==========         ===========-        ==========


            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Nine-months Ended December 31,
                                                                                   1999                     1998
                                                                                   -----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:

        Net income (loss)                                                         $(2,932,900)           $ 1,008,143
        Adjustments used to reconcile net income (loss)
        to net cash used in operating activities:

             Depreciation and amortization                                            773,490                707,186
             Minority interest in net income (loss) of                                464,981                      -
             subsidiary
             Deferred rent                                                              8,291                  4,552
             Stock compensation                                                             -                 32,814
             Amortization of debt issuance costs                                      105,521                127,434
        Increase (decrease) from changes in:

                        Accounts receivable                                          (887,146)               (32,140)
                        Merchandise inventories                                    (2,669,557)            (2,951,966)
                        Other current assets                                        1,631,713             (1,302,841)
                        Deposits and other assets                                  (4,036,063)              (213,123)
                        Accounts payable                                            2,291,178              1,713,009
                        Accrued expenses and other liabilities                        839,009                 54,770
                                                                                -------------             -----------

                        Net cash used by operating activities                      (4,411,483)              (852,162)
                                                                                -------------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                        (1,931,206)            (1,497,673)
        Issuance of notes receivable to affiliates                                   (650,000)                     -
                                                                                -------------             -----------

                       Net cash used by investing activities                       (2,581,206)           (1,497,673)
                                                                                -------------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from issuance of preferred and common stock                        25,560,792               706,148
        Borrowings under financing agreement                                        27,061,000            33,321,000
        Repayments under financing agreement                                       (34,821,496)          (31,012,017)
        Borrowings under notes payable                                                      -              1,550,000
        Reclassification of restricted cash                                         2,000,000                      -
        Repayments under notes payable and capital leases                            (638,379)            (1,644,293)
                                                                                -------------             -----------

                        Net cash provided by financing activities                  19,161,917              2,920,838
                                                                                -------------             -----------

Net increase in cash                                                               12,169,228                571,003

Cash at beginning of period                                                           125,967                648,986
                                                                                -------------             -----------

Cash at end of period                                                            $ 12,295,195            $ 1,219,989
                                                                                 ============            ===========

            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                   (Unaudited)

Note 1.  General

         The interim accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended March 31, 1999 included in its Annual Report on Form 10-KSB. Operating results for the nine month period ended December 31, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2000.

         The interim accompanying unaudited condensed consolidated financial statements include the operations of the Company and its majority owned subsidiary, Toys International.COM, Inc. ("Toys"). At December 31, 1999, the Company owned 58.4% of Toys.

Note 2.  Cash

         At December 31, 1999, the Company had  $12,295,195 in cash,  $9,819,941 of which was attributable to Toys.

Note 3.  Leases

         During the nine month period ended December 31, 1999, the Company entered into several capital leases to help finance several new stores. The leases are for an aggregate principal amount of $806,366 and bear interest at rates varying between 9.2% and 20.9%.

Note 4.  Sale of Shares in Subsidiary

         On November 19, 1999, Toys completed an initial public offering (the "Offering") on the SMAX segment of the Frankfurt Stock Exchange in Germany. The Offering was underwritten by Concord Effekten AG ("Concord") of Frankfurt, Germany. Toys sold 2 million shares, or a 16.7% interest, in the Offering for net proceeds of approximately $23.3 million. The Offering was priced at 13 Euros per share, or approximately US $13.52 per share. The Company retained majority ownership of Toys (58.4%) and, as a result, will continue to consolidate Toys' operations in its financial statements. No gain or loss was recorded on the sales of Toys' shares in the public offering or in earlier private placements per Staff Accounting Bulletin No. 84.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                   (Unaudited)

Note 4.  Sale of Shares in Subsidiary (continued)

         Toys has granted options to purchase an aggregate 250,000 shares of common stock to certain of its directors, officers, and advisors. The options bear an exercise price of $4.24 per share and a term of three years. They are not exercisable until November 19, 2000 (see below). As the Company and Toys utilize the provisions of APB 25 for stock options granted to employees, no compensation expense was recorded for 224,000 of these options as the exercise price was estimated by management to approximate the fair value given the private sales of Toys shares immediately preceding such grants. However, 26,000 of the options were granted to a legal advisor for services related to the proposed public offering and were valued by management at the estimated fair value of approximately $118,000 which amount was netted against the proceeds of the Offering credited to additional paid-in capital. As such, the compensation recorded for such shares had no net effect on the Company's consolidated equity or results of operations.

         Concurrently, Toys granted an additional 450,000 incentive stock options bearing a term of nine years and an exercise price of 3 Euros per share. As these options are contingent upon Toys meeting certain specified performance criteria, no compensation expense has been recorded as no compensation has yet been earned.

         As a result of the transactions involving Toys common stock, the Company has recorded a minority interest in its consolidated financial statements to reflect the ownership of the minority owners. This represents the minority shareholders' basis in Toys, along with their respective portion of the net profits recorded for Toys through December 31, 1999.

Note 5.   Basic and Diluted Loss per Share

         The basic and diluted loss per common share for the three and nine month periods ending December 31, 1999 and 1998 are the same as the effects of common stock equivalents are anti-dilutive given the net loss per common share in each period. Potentially dilutive common shares aggregate approximately 68,383,418, which could result from the exercise of options, warrants, and the conversion of debentures and/or the Series E and Series F Preferred Stock. Exercise or conversion of certain of these instruments is restricted based on defined holding periods or vesting schedules.

Note 6.  Credit Facility

         On December 31, 1999, the Company had $54,170 outstanding under its revolving credit facility with FINOVA Capital Corporation ("FINOVA") and $6,990,395 available under the credit facility. During December, at the Company's request, FINOVA agreed to reduce the maximum borrowing level of the credit facility from $11.3 million to $9.3 million and to terminate a $2 million standby letter of credit ("L/C") that previously helped support the credit facility. The termination of the L/C allowed the Company access to a $2 million certificate of deposit which previously was restricted and was used as collateral for the L/C by the issuing bank. The amount outstanding at December 31, 1999 represented the interest accrued during the month of December 1999 as the principal balance was paid down to zero during the December quarter.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                   (Unaudited)

         As of December 31, 1999, the FINOVA credit line is presented as a short term liability since the credit facility expires August 3, 2000, or within less than one year of the December 31, 1999 balance sheet date.

Note 7.  Transactions with Affiliates

         In early October 1999, the Company loaned $50,000 to Shopnet.com, Inc. ("Shopnet") and $200,000 to Breaking Waves, Inc. ("Breaking Waves"), both of which entities are affiliated with the Company. The loans carry interest at 9% and are due in March 2000.

         On October 25, 1999, Tudor Technologies, Inc. ("Tudor") lent the Company $127,922 under a Demand Promissory Note ("Demand Note") bearing an interest rate of eight percent per annum. The Demand Note was a bridge loan designed to be paid off after the completion of the then contemplated initial public offering of Toys and has been paid in full.

         On November 29, 1999, the Company loaned Shopnet $400,000 under a Demand Promissory Note ("Demand Note") bearing an interest rate of nine percent per annum. The Demand Note required a principal repayment of $100,000 plus accrued interest on January 30, 2000 and requires that the balance be paid on April 30, 2000. The January 30, 2000 payment was remitted as agreed.

         In December 1999, one of the two holders of the Company's convertible subordinated debentures, Frampton Industries, Ltd. ("Frampton"), assigned its debenture to the remaining holder, Europe American Capital Foundation ("EACF"). Pursuant to the debenture agreement, EACF informed the Company of its intention to convert the aggregate $650,000 of subordinated debt into Series E Preferred Stock. The Company expects this conversion to occur prior to its March 31, 2000 fiscal year end.

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

         At December 31, 1999, the Company's operations were substantially controlled by United Textiles & Toys Corp. ("UTTC") and Breaking Waves, Inc. ("Breaking Waves") which owned 43.9% and 22.9%, respectively, of the then issued and outstanding shares of the Company's Common Stock (then totaling 5,548,857). By virtue of Breaking Wave's status as a wholly-owned subsidiary of Shopnet.com, Inc. ("Shopnet"), a Delaware public company, Shopnet may be deemed the beneficial owner of the shares of Common Stock owned by Breaking Waves.

         UTTC is a Delaware corporation and public company which was organized in March 1991 and operates solely as a holding company. Breaking Waves is a New York corporation and private company which manufactures swimwear.

         UTTC and Breaking Waves currently own 32.4% and 16.9%, respectively, of the Company's issued and outstanding shares of Common Stock (now totaling 7,514,716 shares given the recent conversions of Series E Preferred Stock ("Series E Stock") into Common Stock). The president of UTTC is also (a) the president of Multimedia Concepts International, Inc. ("MMCI"), the parent of UTTC and (b) the son-in-law of Harold Rashbaum who is the chairman of the board of the Company and the president of both Shopnet and Breaking Waves. By virtue of UTTC's and Breaking Waves' ownership of the Company's Common Stock and the companies' significant affiliate relationships, these companies can be deemed to hold de facto voting control of the Company.

            For the three months ended December 31, 1999 compared to
                    the three months ended December 31, 1998

         The Company generated net sales of $17,315,824 in the three months ended December 31, 1999. This represented an increase of $2,599,872, or 17.7%, from net sales of $14,715,952 in the three months ended December 31, 1998. Of this sales growth, $840,224 is attributable to the Company's Internet operations in the United States and Germany; the remainder is attributable to the Company's new stores' sales as same store sales declined by 17.6% for the period.

         The Company believes that its same store sales showed a decline after a period of two years of continuous increases (in the fiscal years ended March 31, 1998 and March 31, 1999) because in the three months ended December 31, 1999, the flow of allocated or "hot" selling merchandise was spread over 25% more stores. This shortfall in allocated or "hot" selling inventory is a result of the current credit lines that the Company has with some of its vendors. The Company is working to increase its lines of credit with its vendors to more adequately address not only the past growth but its expected future growth as well. In addition, the Company held back a substantial amount of critical inventory from its existing stores for the six new stores it opened in the June through late October 1999 timeframe.

         The Company posted a gross profit of $7,309,104 in the three months ended December 31, 1999, representing an increase of $1,138,488, or 18.5%, from the gross profit of $6,170,616 in the three months ended December 31, 1998. This gross profit increase is due to the above noted increase and an increase in the Company's gross margin. The gross margin of 42.2% in the December 1999 period represented an increase of 0.3% over the Company's gross margin of 41.9% in the December 1998 period.

         Operating expenses (excluding litigation settlement expenses and depreciation and amortization expenses) in the three months ended December 31, 1999 were $6,017,985. This represented a $1,968,097, or 48.6%, increase over the Company's operating expenses of $4,049,888 in the three months ended December 31, 1998. The primary reasons for the operating expense increase were an increase in payroll and related expenses of $469,200, an increase in rent expense of $476,543, and operating expenses related to the Company's new Internet activities of $685,352. The payroll expense increase was due to the hiring of several middle managers and employees at new stores. The growth in rent expense was caused by the additional stores.

         During the three months ended December 31, 1999, the Company settled its final store closing related litigation. Under this settlement the Company agreed to make a cash payment of $35,000, to issue 100,000 shares of its common stock, and to pay an aggregate $186,138 over a 36-month period. The Company has estimated the total net present value of the settlement to be $233,905 and accrued an additional amount of $183,464 in the three months ended December 1999 to cover the estimated value of the settlement and other litigation related expenses.

         During the three months ended December 31, 1999, the Company recorded non-cash depreciation and amortization expenses of $320,508, representing a $4,467, or 1.4%, decrease from $324,975 in the period ended December 31, 1998. This amount was lower in the December 1999 period than in the December 1998 period because in the 1998 period the Company amortized a portion of its store opening expenses. All such expenses were considered operating expenses in 1999. Total operating expenses (operating expenses combined with litigation settlement expenses and depreciation and amortization) in the December 1999 period were $6,521,957, representing a $2,144,867, or 49%, increase from total operating expenses of $4,377,090 in the December 1998 period.

         Since the $1,138,488 increase in gross profit was less than the $2,144,867 increase in total operating expenses, the Company's operating income decreased by $1,006,379 from $1,793,526 during the three months ended December 31, 1998 to $787,147 during the three months ended December 31, 1999.

          Interest expense totaled $365,967 for the three months ended December 31, 1999. This represented a $71,075 increase from interest expense of $294,892 in the three months ended December 31, 1998. The primary reason for the increased level of interest expense was a higher average level of borrowings in the three months ended December 31, 1999 than in the December 1998 period.

         As a result of the above-mentioned factors, the Company recorded a profit before the minority interest in its consolidated subsidiary of $421,180 compared to $1,498,634, a decrease of $1,077,454. Profit before minority interest may be a more relevant position on the statements of operations to compare the two periods than the net income (loss) position, given there was no minority interest in 1998.

         During the three months ended December 31, 1999, the Company recorded a minority interest in the profit of consolidated subsidiary of $608,478. This minority interest arose out of various sales of stock of the Company's Toys International.COM, Inc. ("Toys") subsidiary, as described in Note 4 to the condensed consolidated financial statements and below. Since Toys posted a profit of $1,267,310 during the three months ended December 31, 1999, this minority interest represented a reduction in the Company's profits.

         As a result of the above-mentioned factors, the Company recorded a net loss of $187,298 for the three months ended December 31, 1999. This represented a $1,685,932 decrease from the net profit of $1,498,634 recorded in the three months ended December 31, 1998. For the three-month periods ended December 31, 1999 and 1998, the net loss and net income of $(187,298) and $1,498,634, respectively, were increased by non-cash dividends of $799,402 and $477,973, respectively, in order to determine the net loss applicable to common shares. The non-cash dividends represent amortization of the discount recorded upon the issuance of Series E Stock and Series F Preferred Stock ("Series F Stock"), both having a beneficial conversion feature. The Series F Stock non-cash dividend was applicable only to 1999. No dividends in the form of securities or other assets were actually paid out.

         The basic and diluted net loss per common share for the December 1999 period was $(0.18), compared to a basic and diluted net income per common share in the December 1998 period of $0.22.

             For the nine months ended December 31, 1999 compared to
                     the nine months ended December 31, 1998

         The Company generated net sales of $30,691,508 in the nine-month period ended December 31, 1999. This represented an increase of $3,519,846, or 13.0%, from net sales of $27,171,662 in the nine-month period ended December 31, 1998. Of this sales growth, $1,063,666 can be attributed to the Company's Internet operations in the United States and Germany; the remainder of the sales growth can be attributed to the Company's new stores as same store sales declined by 22.5% for the period.

         The Company believes that its same store sales showed a decline after a period of two years of continuous increases (in the fiscal years ended March 31, 1998 and March 31, 1999) because in the nine month period ended December 31, 1999, the flow of allocated or "hot" selling merchandise was spread over 25% more stores. This shortfall in allocated or "hot" selling inventory is a result of the current credit lines that the Company has with some of its vendors. The Company is working to increase its lines of credit with its vendors to more adequately address not only the past growth but its expected future growth as well. In addition, the Company held back a substantial amount of critical inventory from its existing stores for the six new stores it opened in the September through late October 1999 timeframe.

         The Company posted a gross profit of $13,320,673 in the nine-month period ended December 31, 1999, representing an increase of $1,814,732, or 15.8%, from the gross profit of $11,505,941 in the nine month period ended December 31, 1998. This gross profit increase was due to the increase in sales noted above and in the Company's gross margin. The gross margin of 43.4% for the nine-month period ended December 31, 1999 represented an increase of 1.1% over the Company's gross margin of 42.3% in the nine-month period ended December 31, 1998.

         Operating expenses (excluding litigation settlement expenses and depreciation and amortization expenses) in the nine month period ended December 31, 1999 were $13,746,807. This represented a $4,631,805, or 50.8%, increase over the Company's operating expenses of $9,115,002 in the nine-month period ended December 31, 1998. The primary reasons for the operating expense increase were an increase in payroll and related expenses of $1,431,265, an increase in rent expense of $1,517,642 and operating expenses relating to the Company's new Internet activities of $921,231. The payroll expense increase was due to the hiring of several middle managers and employees at new stores. The growth in rent expense was caused by the additional stores.

         During the nine months ended December 31, 1999, the Company settled its final store closing related litigation. Under this settlement the Company agreed to an upfront cash payment of $35,000, to issue 100,000 shares of its common stock, and to pay an aggregate $186,138 over a 36-month period. The Company has estimated the total net present value of the settlement to be $233,905 and accrued an additional amount of $270,206 in the nine months ended December 1999 to cover the estimated value of the settlement and other litigation related expenses.

         During the nine-month period ended December 31, 1999, the Company recorded non-cash depreciation and amortization expenses of $773,490, a $66,304, or 9.4%, increase from $707,186 in the period ended December 31, 1998. This increase was largely due to depreciation on the fixed assets purchased for the newly opened stores. Total operating expenses (operating expenses combined with litigation settlement expense and depreciation and amortization) in the December 1999 period were $14,790,503, representing a $4,937,311, or 50.1%, increase from total operating expenses of $9,853,192 in the December 1998 period.

         Since the $1,814,732 increase in gross profit was less than the $4,937,311 increase in total operating expenses, the Company's operating loss increased by $3,122,579 from an operating profit of $1,652,749 during the nine-month period ended December 31, 1998 to an operating loss of $1,469,830 during the nine-month period ended December 31, 1999.

         Interest expense totaled $998,089 for the nine-month period ended December 31, 1999. This represented a $353,483, or 54.8%, increase over the interest expense of $644,606 in the nine-month period ended December 31, 1998. The primary reason for the increased level of interest expense was a higher level of borrowings in the nine-month period ended December 31, 1999 than in the December 1998 period.

         As a result of the above-mentioned factors, the Company recorded a loss before the minority interest in its consolidated subsidiary of $(2,467,919) compared to a profit of $1,008,143, representing a decrease of $3,476,062. Since there was no minority interest in the 1998 period, profit before minority interest may be a more relevant position on the statements of operations to compare the two periods than the net income (loss) position.

         During the nine months ended December 31, 1999, the Company recorded a minority interest in the profit of consolidated subsidiary of $464,981. This minority interest arose out of various sales of stock of the Company's Toys subsidiary, as described in Note 4 to the condensed consolidated financial statements and below. Since Toys posted a profit during the nine months ended December 31, 1999 of $455,387, this minority interest represented a reduction in the Company's profits.

         As a result of the above-mentioned factors, the Company recorded a net loss of $(2,932,882) for the nine-month period ended December 31, 1999. This represented a $3,941,025 decrease from the net profit of $1,008,143 recorded in the nine-month period ended December 31, 1998. For the nine month periods ended December 31, 1999 and 1998, the net loss of $(2,932,882) and net profit of $1,008,143, respectively, were increased by non-cash dividends of $2,183,919 and $1,229,752, respectively, in order to determine the net loss applicable to common shares. The non-cash dividends represent amortization of the discount recorded upon the issuance of Series E Stock with a beneficial conversion feature. No dividends in the form of securities or other assets were actually paid out.

         The basic and diluted net loss per common share for the December 1999 period was $(0.92) compared to a basic and diluted net loss per common share in the December 1998 period of $(0.05).

Liquidity and Capital Resources

         At December 31, 1999, the Company had working capital of $18,555,083 compared to working capital of $5,832,143 at March 31, 1999. The primary factor in the $12,722,940 increase in working capital was the completion of an initial public offering of a minority interest in the Company's Toys subsidiary on the Frankfurt Stock Exchange on November 19, 1999.

         The Company has historically financed operations and working capital requirements through financing agreements and sales of the Company's equity securities, primarily through the sale of the Company's Series E Stock. There can be no assurance that the Company will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to achieve profitability.

         During the nine month period ended December 31, 1999, the Company used $4,411,483 of cash in its operations compared to $852,162 used in operations in the nine-month period ended December 31, 1998. The primary reason for the significant difference between the amount of cash used in operations in the two periods was the net loss of $2,932,900 in the 1999 period compared to the net income of $1,008,143 in the 1998 period.

         The Company used $2,581,206 of cash in its investing activities during the nine-month period ended December 31, 1999 compared to $1,497,673 in the nine-month period ended December 31, 1998. In both periods, the primary investing activity was the purchase of equipment and fixtures for new stores. Additionally, in 1999, the Company loaned $650,000 to affiliated entities.

         The Company generated $19,161,917 from its financing activities in the nine-month period ended December 31, 1999 compared to the generation of $2,920,838 from financing activities in the nine-month period ended December 31, 1998. The primary contributors to the Company's financing activities were borrowings on the Company's line of credit and proceeds from the sale of the Company's Series F Stock and the sale of common stock of the Toys subsidiary, as discussed herein. Those proceeds were used to finance the Company's working capital requirements, capital expenditures and operating losses during the nine-month period ended December 31, 1999.

         As a result of the above factors, the Company had a net increase in cash of $12,169,228 in the nine-month period ended December 31, 1999 compared to a net increase in cash of $571,003 in the nine month period ended December 31, 1998.

         During the three-month period ended December 31, 1999, the Company opened five new stores. In October 1999, the Company opened five new stores located in Concord, North Carolina (two stores), near Houston, Texas (two stores) and in Mission Viejo, California. These stores are located in high traffic shopping malls. These five stores represented an aggregate capital investment of approximately $1.3 million, net of landlord contributions. The Company postponed the construction of its planned new store in Schaumburg, Illinois until the spring of 2000. The Company now has 32 stores located in seven states.

         The Company had planned to finance the above store opening costs through a combination of capital lease financing, use of the Company's working capital, and the sale of additional equity. The Company has obtained approximately $806,000 in capital lease financing this fiscal year.

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

         Due to the beneficial conversion feature of the Series F Stock, the proceeds have initially been recorded as additional paid-in capital, which is being amortized over a 7-month period in the form of a non-cash dividend. Management has used a 7-month period to correspond to the estimated time necessary to have a registration statement declared effective by the Securities and Exchange Commission. Such registration statement has not yet been declared effective.

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

         On July 15, 1999, Tudor Technologies, Inc. ("Tudor") - an entity of which Mr. Moses Mika (a director of the Company) is a shareholder - elected to exercise its right to purchase a 25% ownership interest in the Company's Toys subsidiary. Tudor was the assignee of an option to acquire 25% of the outstanding shares of the common stock of Toys at book value. The book value of Toys as of June 30, 1999 was determined to be $2,894,711. In October 1999, Tudor paid the Company $723,678 (25% of the book value as of June 30, 1999).

         This option arose out of the June 30, 1998 conversion, by ABC Fund, Inc. ("ABC," an affiliate of the Company), of a $1.5 million debenture into Series E Stock as of June 30, 1998. Pursuant to the terms of the debenture, in September 1998, ABC assigned its right to purchase the Toys common stock to Tudor.

         On July 20, 1999, the Company sold a 6.6% interest in its Toys subsidiary to two investors for $2.8 million in gross proceeds in a private transaction. The investors were an unaffiliated investment-banking firm, Concord Effekten AG ("Concord") of Frankfurt, Germany and CDMI, a British Virgin Islands corporation. Mr. Mika is a shareholder of CDMI. Each party invested $1.4 million in the transaction.

     In early October 1999, the Company loaned $50,000 to Shopnet.com, Inc. and $200,000 to Breaking Waves, Inc., both of which entities are affiliated with the Company. The loans carry interest at 9% and are due in March 2000.

         On October 25, 1999, Tudor lent the Company $127,922 under a Demand Promissory Note ("Demand Note") bearing an interest rate of eight percent per annum. The Demand Note was a bridge loan designed to be paid off after the completion of the then contemplated initial public offering of Toys and has been paid in full.

         On November 19, 1999, Toys completed an initial public offering (the "Offering") on the SMAX segment of the Frankfurt Stock Exchange in Germany. The Offering was underwritten by Concord of Frankfurt, Germany. Toys sold 2 million shares, or a 16.7% interest, in the Offering for net proceeds of approximately $23.3 million. The Offering was priced at 13 Euros per share, or approximately US $13.52 per share. The Company retained majority ownership of Toys with a 58.4% equity interest in the subsidiary and, as a result, will continue to consolidate Toys' operations in its financial statements. No gain or loss was recorded on the sales of Toys' shares in the public offering or in earlier private placements per Staff Accounting Bulletin No. 84.

         As a result of the transactions involving Toys stock, the Company has recorded a minority interest in its consolidated financial statements to reflect the ownership of the minority owners. This represents the minority shareholders' basis in Toys, along with their respective portion of the net profits recorded for Toys through December 31, 1999.

         On November 29, 1999, the Company loaned Shopnet $400,000 under a Demand Promissory Note ("Demand Note") bearing an interest rate of nine percent per annum. The Demand Note required a principal repayment of $100,000 plus accrued interest on January 30, 2000 and requires that the balance be paid on April 30, 2000. The January 30, 2000 payment was remitted as agreed.

         The holders of the Company's convertible subordinated debentures have informed the Company that they plan to convert the $650,000 of subordinated debt into the Company's Series E Preferred Stock. The Company expects this conversion to occur prior to its March 31, 2000 fiscal year end.

         The  Company  anticipates,   based  on  currently  proposed  plans  and
assumptions relating to its operations, that the proceeds of the Offering will suffice to satisfy its contemplated cash requirements for at least 12 months.

Year 2000

         The Company believes that its computer systems completed the transition to the year 2000 without any discernible issues. The Company is not aware that any of its key vendors realized any year 2000 related computer problems.

Trends Affecting Liquidity, Capital Resources and Operations

         The Company believes that its same store sales showed a decline after a period of two years of continuous increases (in the fiscal years ended March 31, 1998 and March 31, 1999) because in the nine month period ended December 31, 1999, the flow of allocated or "hot" selling merchandise is being spread over 25% more stores. This shortfall in allocated or "hot" selling inventory is a result of the current credit lines that the Company has with some of its vendors. The Company is working to increase its lines of credit with its vendors to more adequately address not only the past growth but its expected future growth as well. As noted above, the Company has recently significantly strengthened its balance sheet by raising approximately $25 million in additional equity, which should result in expanded lines of credit with its trade vendors.

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

                                     PART II

Item 1. Legal Proceedings

         During the nine months ended December 31, 1999, the Company settled its lawsuit with Foothill Marketplace which had alleged breach of contract pertaining to the Company's closing of its Rialto store. Pursuant to the settlement, the Company made a cash payment of $35,000 and agreed to pay an aggregate $186,138 to Foothill Marketplace over a 36-month period. In addition, the Company agreed to issue 100,000 shares of Common Stock to same. The Company has estimated the total net present value of the settlement to be $233,905.

         No Director, Officer, or affiliate of the Company, nor any associate of same, is a party to, or has a material interest in, any proceeding adverse to the Company.

Item 2. Changes in Securities and Use of Proceeds: None

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: On February 4, 2000, the Company held a special meeting of its Common and Series E Preferred Stock shareholders at its San Marcos office. Shareholders were asked to vote on the proposal to amend the Company's Certificate of Incorporation to modify the conversion terms of the Series E Preferred Stock to render all shares of same eligible for conversion as of February 4, 2000. The proposal was adopted by a majority of both the Common and Series E Preferred shareholders as follows:

                          Votes Cast For        Votes Cast Against                 Abstentions

Common Stock               3,709,300                 3,202                              687
Series E Preferred Stock   3,845,880                 0                                  0


Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed herewith:

         27.1                     Financial Data Schedule

(b) During the quarter ended December 31, 1999, no reports on Form 8-K were filed with the Securities and Exchange Commission.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of February 2000.

PLAY CO. TOYS & ENTERTAINMENT CORP.


By: /s/ Richard L. Brady
Richard L. Brady
President and Chief Executive Officer

By: /s/ James B. Frakes
James B. Frakes
Chief Financial Officer