Form 10QSB/A
period 1999-06-30
PLAY CO TOYS & ENTERTAINMENT CORP
filed 2000-05-02
CIK 927643

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

                                       N/A
              -----------------------------------------------------
             (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)

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

                                TABLE OF CONTENTS

PART I.                                             FINANCIAL INFORMATION                                       Page Number

Item 1.             FINANCIAL STATEMENTS

                    Condensed  Balance Sheets as of June 30, 1999  (unaudited)                                          3
                    and March 31, 1999.

                    Condensed  Statements of Operations  and  Comprehensive  Net
                    Loss for the Three Months Ended June 30, 1999 and 1998 (unaudited)                                  4

                    Condensed Statements of Cash Flows for the Three  Months
                    Ended June 30, 1999 and 1998 (unaudited)                                                            5

                    Notes to Condensed Financial Statements                                                             6-12

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS              13-21

PART II.                                              OTHER INFORMATION

                                                                                                                         22

Item 1.             LEGAL PROCEEDINGS

Item 2.             CHANGES IN SECURITIES AND USE OF PROCEEDS                                                            22

Item 3.             DEFAULTS UPON SENIOR SECURITIES                                                                      22

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                  22

Item 5.             OTHER INFORMATION                                                                                    22

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K                                                                     22

                    Signatures                                                                                           23


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)
                            CONDENSED BALANCE SHEETS

                                                  ASSETS                       June 30,1999                 March 31, 1999
                                                                            Restated (Note 5)          Restated (Note 5)
                                                                               (Unaudited)

                                                                          -----------------------    ----------------------
Current

      Cash                                                                            $  392,745                $  125,967
      Accounts receivable                                                                131,836                    98,276
      Merchandise inventories                                                         12,247,019                11,506,284
      Other current assets                                                             1,320,550                 1,591,629
                                                                                       ---------                 ---------
               Total current assets                                                   14,092,150                13,322,156
Property and Equipment,            net of accumulated
      depreciation and amortization of $4,283,071
      and $4,058,603, respectively                                                     5,583,035                 5,348,175
Deposits and other assets                                                              2,922,838                 2,411,427
                                                                                       ---------                 ---------
                                                                                    $ 22,598,023              $ 21,081,758
                                                                                    ============              ============

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               June 30, 1999            March 31, 1999
                                                                              Restated (Note 5)        Restated (Note 5)
                                                                                 Unaudited

                                                                            ---------------------    ----------------------
Current

      Accounts payable                                                               $ 7,931,269               $ 5,611,442
      Accrued expenses and other liabilities                                             327,025                   595,008
      Current portion of notes payable and capital leases                              1,212,088                 1,352,197
                                                                                       ---------                 ---------
               Total current liabilities                                               9,470,382                 7,558,647
Borrowings under financing agreement                                                   8,263,713                 7,814,666
Notes payable, and capital leases, net of current portion                                572,838                   585,681
Deferred rent liability                                                                  129,534                   126,769
                                                                                       ---------                 ---------
               Total liabilities                                                      18,436,467                16,085,763
                                                                                       ---------                 ---------
Stockholders' equity

      Series E convertible preferred stock, $1 par value
        10,000,000 shares authorized;
        5,883,903 shares outstanding                                                   6,239,074                 5,761,101
      Series F convertible preferred stock, $.01 par value,
        5,500,000 shares authorized; 750,000 and 0
        shares outstanding, respectively (Note 3)                                        107,143                         -
      Common stock, $.01 par value, 40,000,000 shares
        authorized; 5,548,857 and 5,503,519 shares
        Outstanding, respectively                                                         55,488                    55,035
      Additional paid-in-capital                                                      16,619,319                15,906,172
      Accumulated deficit                                                            (18,859,468)              (16,726,313)
                                                                                       ---------                 ---------
               Total stockholders' equity                                              4,161,556                 4,995,995
                                                                                       ---------                 ---------
                                                                                    $ 22,598,023              $ 21,081,758
                                                                                    ============              ============

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                       CONDENSED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE NET LOSS
                                   (Unaudited)

                                                                                                Three Months Ended June 30,
                                                                                                 1999                       1998
                                                                                      Restated (Note 5)

Net sales                                                                                   $6,508,565                 $6,357,395
Cost of sales                                                                                3,763,214                  3,706,331
                                                                                             ---------                  ---------
            Gross profit                                                                     2,745,351                  2,651,064
                                                                                             ---------                  ---------

Operating expenses:

           Operating expenses                                                                3,753,528                  2,483,771
           Depreciation and amortization                                                       224,468                    188,417
                                                                                             ---------                  ---------
            Total operating expenses                                                         3,977,996                  2,672,188
                                                                                             ---------                  ---------

Operating loss                                                                              (1,232,645)                   (21,124)
                                                                                             ---------                  ---------

Interest expense:

           Interest and finance charges                                                         284,664                   138,452
           Amortization of debt issuance costs                                                   30,730                    27,200
            Effective non-cash interest expense from
            beneficial                                                                          650,000                         -
                                                                                             ---------                  ---------
                conversion feature
            Total interest expense                                                              965,394                   165,652
                                                                                             ---------                  ---------

Net loss before extraordinary gain                                                           (2,198,039)                 (186,776)

Extraordinary gain on modification of debt terms (Note 4)                                       650,000                         -
                                                                                             ---------                  ---------

Net loss                                                                                     (1,548,039)                 (186,776)
     Other comprehensive loss                                                                         -                         -
                                                                                             ---------                  ---------
Comprehensive net loss                                                                      $(1,548,039)                $(186,776)
                                                                                            ===========                 =========

Calculation of Basic and Diluted Loss Per Share:
           Net loss                                                                          (1,548,039)                 (186,776)
           Effect of non-cash dividends on
           preferred stock                                                                     (585,116)                 (273,806)
                                                                                             ---------                  ---------

Net loss applicable to common shares                                                       $ (2,133,155)                $(460,582)
                                                                                           ============                 =========
Basic and diluted loss per common
   Share and share equivalents                                                                $   (0.39)                 $  (0.11)
                                                                                           ============                 =========

Weighted average number of  common
Shares and share equivalents
   outstanding                                                                                5,525,936                 4,103,525
                                                                                          ============                 =========

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Three Months Ended June 30,
                                                                                                1999                  1998
                                                                                        Restated (Note 5)

                                                                                      -----------------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                                            $(1,548,039)        $ (186,776)
            Adjustments used to reconcile net loss to net cash used for operating activities:
                   Depreciation and amortization                                                    224,468            188,417
                   Deferred rent                                                                      2,764              4,552
                   Stock compensation                                                                56,100             10,938
                   Extraordinary gain (Note 4)                                                     (650,000)                 -
                   Effective interest for beneficial conversion (Note 4)                            650,000                  -

            Increase (decrease) from changes in:

                   Accounts receivable                                                              (33,560)            26,618
                   Merchandise inventories                                                         (740,735)        (1,503,233)
                   Other current assets                                                             271,079           (127,228)
                   Deposits and other assets                                                       (511,410)           (93,072)
                   Accounts payable                                                               2,319,827          1,249,369
                   Accrued expenses and other liabilities                                          (267,983)          (527,702)
                                                                                                   --------           --------

                   Net cash used for operating activities                                          (227,489)          (958,117)
                                                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of property and equipment                                                    (196,653)          (377,028)
                                                                                                   --------           --------

                   Net cash used for investing activities                                          (196,653)          (377,028)
                                                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of preferred stock                                                      657,500                  -
     Borrowings under financing agreements                                                        8,561,047          8,099,497
     Repayments under financing agreements                                                       (8,112,000)        (7,023,000)
     Borrowings under notes payable                                                                 200,000                  -
     Repayments of notes payable and capital leases                                                (615,627)          (100,883)
                                                                                                   --------           --------

                   Net cash provided by financing activities                                        690,920            975,614
                                                                                                   --------           --------

Net increase (decrease) in cash                                                                     266,778           (359,531)

Cash at beginning of period                                                                         125,967            648,986
                                                                                                   --------           --------

Cash at end of period                                                                             $ 392,745          $ 289,455
                                                                                                  =========          =========


Note 1.  General

The interim accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements, as restated (Note 6), for the year ended March 31, 1999 included in its Annual Report on Form 10-KSB. Operating results for the three-month period ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2000.

Note 2.  Capital Leases

During the three-month period ended June 30, 1999, the Company entered into several capital leases and loans to help finance the cost of opening its new stores. The leases are for an aggregate principal amount of $262,675. They generally carry terms of five years and bear interest at rates between 13.3% and 18.0%.

Note 3.  Series F Private Placement

On May 27, 1999, pursuant to a Securities Purchase Agreement entered into by and between the Company and several unaffiliated investors, the Company sold 750,000 unregistered shares of Series F Preferred Stock ("Series F Stock") in a private transaction. As part of the Securities Purchase Agreement, the Company undertook to register the Common Stock underlying the Series F Stock through the filing of a registration statement with the Securities and Exchange Commission. Each share of Series F Stock is convertible into two shares of Common Stock, at the option of the holder, at any time following the effective date of the registration statement, expected to occur in January, 2000. Each share of Series F Stock shall convert automatically on the occurrence of the earlier of either of the following events, without action on the part of the holder thereof: (i) two years from issuance or (ii) in the event the closing price per share of Common Stock has been at least $5.00 for a consecutive 30 day period. The Company received net proceeds of $657,500 after deduction of all investment banking and legal and administrative fees.

As part of the Private Placement, the Company granted an option to the Placement Agent and its assignees to purchase an aggregate 350,000 shares of Common Stock, with an exercise price of $3.00 per share for a period of four years from the date of closing of the Private Placement. Utilizing the Black-Scholes valuation model, the options were valued at $507,000, or $1.45 per option. The model utilized several variables to determine the value including the current price of the stock and its expected volatility, and the risk-free interest rate for the expected term. The current stock price was $1.69 on the May 27, 1999 closing date. Based on an analysis of the stock price over the previous twenty months, the volatility factor utilized was 155%. Additionally, the model used a risk-free interest rate of 6.0%.

Additionally, as commission, the Placement Agent received a 10% fee, or $75,000 and a 1% fee, or $7,500 to cover administrative expenses. The Private Placement closed on May 27, 1999, providing net cash proceeds of $667,500 to the Company before legal and other administrative expenses.

Due to the beneficial conversion feature of the Series F Stock, the proceeds have been recorded initially as additional paid - in capital, which will be amortized over a 7-month period in the form of a non-cash dividend. The time period corresponds with the expected length of time in order to register the securities.

Note 4.  Extraordinary Gain

In May 1999, the Company and these two creditors, EACF and Frampton, agreed to modify certain terms of their convertible debentures. The debentures originally contained a 50% discount factor to the market price of the Series E Preferred Stock. The amended debenture was changed to eliminate the discount based on the market price on the date of the original agreement. This changed the conversion price from $.10 per share to $.20 per share; i.e., for every $100,000 converted, the holder would receive only 500,000 shares instead of 1,000,000 as a result of the modification in terms. The Company had previously recognized a $650,000 non-cash effective interest expense for the year ended March 31, 1999. The Company has subsequently applied the provisions of EITF 96-19 to recognize this modification of debt terms as an extinguishment of debt. This extraordinary gain of $650,000 was subsequently recognized in the quarter ended June 30, 1999. However, since the agreement was revised in May 1999, the revised agreement is treated as a new arrangement for accounting purposes. At the date of the amended agreement, the $.20 conversion price was substantially lower than the approximate $2.00 per share closing market price for the Series E Preferred Stock. As such, the modified agreement contains a beneficial conversion feature, the amount of which is limited to the proceeds of $650,000 under Topic D-60 of the EITF. Therefore, the Company also subsequently recognized $650,000 in non-cash effective interest expense for the beneficial conversion feature in the quarter ended June 30, 1999.

Note 5.  Restatement of Amounts Previously Reported

The March 31, 1999 and June 30, 1999 financial statements contain certain restatements of amounts previously reported. The restatements were the result of comments made by the Corporate Finance Division of the Securities and Exchange Commission (SEC) regarding the accounting treatment for transactions revolving around the Company's debt and equity securities including grants of options/stock, and the beneficial conversion feature of certain convertible debentures and convertible preferred stock.

The following is a summary of the impact of the restatements on the March 31, 1999 consolidated balance sheet.

1.       Reduction of other current assets for options not ultimately issued                   $        68,634
2.       Increase in Series E Preferred Stock for issuance of shares                                    79,000
3.       Increase in additional paid-in capital for beneficial conversion
         feature of convertible debentures                                                             650,000
4.       Reduction in additional paid-in capital for cancellation of options                            79,000
5.       Additional net loss in accumulated deficit (from above items)                                 718,634
6.       Net reduction in stockholders' equity                                                          68,634

The following is a summary of the impact of the restatements on the March 31, 1999 consolidated statement of operations and comprehensive net income (loss).

1.       Net increase in operating expenses                                                    $        68,634
2.       Additional effective non-cash interest expense attributable to the
         beneficial conversion feature of convertible debentures                                       650,000

              Decrease in 1999 net income                                                      $       718,634
                                                                                               ===============

The effects on the Company's previously issued March 31, 1999 financial statements are summarized as follows.

                                                             Previously         Increase
                                                              Reported         (Decrease)        Restated

Consolidated balance sheet:
       Total current assets                                $     1,660,263  $        (68,634) $     1,591,629

           Total assets                                    $    21,150,392  $        (68,634) $    21,081,758
                                                           ===============  ================  ===============

       Series E convertible preferred stock                $     5,682,101  $         79,000  $     5,761,101
       Additional paid-in capital                               15,335,172           571,000       15,906,172

          Total liabilities and stockholders' equity       $    21,150,392  $        (68,634) $    21,081,758
                                                           ===============  ================  ===============

Consolidated statement of operations and comprehensive loss:

       Operating expenses                                  $    12,658,376  $         68,634  $    12,727,010
       Effective non-cash interest for beneficial
          conversion feature                                             -           650,000          650,000

       Net income (loss)                                   $       140,868  $       (718,634) $      (577,766)
                                                           ===============  ================  ===============
       Net income (loss) applicable
          to common shares                                 $    (1,566,857) $       (718,634) $    (2,285,491)
                                                           ===============  ================  ===============
       Basic and diluted income (loss) per
          common share and share equivalents               $         (.34)  $         (.16)   $         (.50)
                                                           ==============   ==============    ==============

The following is a summary of the impact of the restatements on the June 30, 1999 consolidated financial statements which include the cumulative effects of the restatements made to the March 31, 1999 financial statements as detailed above.

Balance Sheet

1.       Reduction of other current assets for options not ultimately issued,
         net of previously recorded amortization                                                                $    67,072
2.       Increase in Series E Preferred Stock for issuance of shares                                                 79,000
3.       Increase in additional paid-in capital for beneficial conversion feature of convertible debentures         650,000
4.       Reduction in additional paid-in capital for extraordinary gain from modification of debt terms            (650,000)
5.       Increase in additional paid-in capital for beneficial conversion feature of convertible debentures         650,000
6.       Reduction in additional paid-in capital for cancellation of options                                         79,000
7.       Increase in Series F Preferred Stock to reflect change in amortization period for
         beneficial conversion feature                                                                               44,643
8.       Additional net loss in accumulated deficit                                                                 761,715
9.       Net reduction in stockholders' equity                                                                       67,072

Statement of Operations and Comprehensive Net Income (Loss)

1.       Net decrease in operating expenses from reversal of amortization of stock options not issued           $    (1,562)
2.       Additional effective non-cash interest expense attributable to the beneficial conversion feature           650,000
3.       Extraordinary gain from modification of debt terms                                                        (650,000)
                                                                                                              -------------------

              Decrease in net loss for the three months ending June 30, 1999                                    $     1,562
                                                                                                              ===================

Note 5.           Restatement of Amounts Previously Reported (continued)

The effects on the Company's previously submitted June 30, 1999 financial statements are summarized as follows.

                                                             Previously         Increase
                                                              Reported         (Decrease)        Restated

Consolidated balance sheet:
       Other current assets                                $     1,387,622  $        (67,072) $     1,320,550

           Total assets                                    $    22,665,095  $        (67,072) $    22,598,023
                                                           ===============  ================  ===============

       Series E convertible preferred stock                $     6,160,074  $         79,000  $     6,239,074
       Additional paid-in capital                               16,048,319           571,000       16,619,319

          Total liabilities and stockholders' equity       $    22,665,095  $        (67,072) $    22,598,023
                                                           ===============  ================  ===============

Consolidated statement of operations and comprehensive loss:

       Operating expenses                                  $     3,755,090  $         (1,562) $     3,753,528
       Effective interest for beneficial
         conversion feature                                              -           650,000          650,000
       Extraordinary gain on extinguishment
          of debt                                                        -           650,000          650,000

       Net income(loss)                                    $    (1,549,601) $          1,562  $    (1,548,039)
                                                           ===============  ================  ===============
       Net income(loss) applicable to
         common shares                                     $    (2,134,717) $          1,562  $    (2,133,155)
                                                           ===============  ================  ===============
       Basic and diluted income(loss) per
         common share and share equivalents                $         (.39)  $              -  $         (.39)
                                                           ==============   ================  ==============

Note 6.  Subsequent Events

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

On July 20, 1999, Toys completed a placement of its Common Stock to two investors for $2.8 million in gross proceeds in a private transaction. The new shares issued represented a 6.6% interest in Toys. The investors were an unaffiliated investment banking firm and CDMI Capital Corporation ("CDMI"), a British Virgin Islands corporation. Mr. Mika is a shareholder of CDMI. Each party invested $1.4 million in the transaction.

The Company accounted for this as a capital transaction, and therefore did not recognize any gain or loss on the transaction. The Company followed the guidelines established by the SEC under Staff Accounting Bulletin Topic 5 - Miscellaneous Accounting, "Accounting for Sales of Stock in a Subsidiary", since Toys sold shares of its own stock. Management of the Company does not believe recognizing a gain or loss would be appropriate due to the fact that the sale was "part of a broader corporate reorganization contemplated or planned by the registrant". This "broader corporate reorganization" is a foreign public offering of the subsidiary's stock, which Toys is in the process of completing. In these instances, the Staff Accounting Bulletin indicates that recognition of a gain is not appropriate.

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

At June 30, 1999, the Company's operations were influenced to a significant degree by United Textiles & Toys Corp. ("UTTC") and Breaking Waves, Inc. ("Breaking Waves") which owned 44.9% and 22.9%, respectively, of the then issued and outstanding shares of the Company's Common Stock (then totaling 5,548,857). By virtue of Breaking Wave's status as a wholly-owned subsidiary of Shopnet.com, Inc. ("Shopnet"), a Delaware public company, Shopnet may be deemed the beneficial owner of the shares of Common Stock owned by Breaking Waves.

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

Operating expenses (excluding depreciation and amortization expenses) for the three months ended June 30, 1999 were $3,753,528. This represented a $1,269,757, or 51.1%, increase over the Company's operating expenses of $2,483,771 in the three months ended June 30, 1998. The primary reasons for the operating expense increase were an increase in payroll and related expenses of $436,000 and an increase in rent expense of $548,000. The payroll expense increase was due to the addition of several middle managers and employees at the Company's new stores. The growth of rent expense was the result of adding additional stores.

During the three months ended June 30, 1999, the Company recorded non-cash depreciation and amortization expense of $224,468, a $36,051, or 19.1%, increase from $188,417 in the period ended June 30, 1998. Total operating expenses (operating expenses combined with depreciation and amortization) in the June 1999 period were $3,977,996, representing a $1,305,808, or 48.9%, increase from total operating expenses of $2,672,188 in the June 1998 period.

As a result of the $94,287 increase in gross profit less the $1,305,808 increase in total operating expenses, the Company's operating loss increased by $1,211,521 from $(21,124) during the three months ended June 30, 1998 to $(1,232,645) during the three months ended June 30, 1999.

Interest expense totaled $965,394 for the three months ended June 30, 1999. This represented a $799,742, or 482.8%, increase from interest expense of $165,652 for the three months ended June 30, 1999. The primary reason for the increased level of interest expense was the recognition of $650,000 in non-cash effective interest expense which was allocable to the proceeds of the beneficial conversion feature of the amended Frampton and EACF convertible debentures during the three months ended June 30, 1999. The effective interest expense represents a non-cash item that is effectively offset dollar for dollar in stockholders' equity by an increase in additional paid-in capital.

The Company also recorded an extraordinary gain of $650,000 as the result of the modification of terms for the Frampton and EACF convertible debentures.

As a result of the above-mentioned factors, the Company recorded a net loss of $(1,548,039) for the three months ended June 30, 1999. This represented a $1,361,263 increase over the net loss of $(186,776) recorded in the three months ended June 30, 1998.

For the three months ended June 30, 1999, the net loss of $(1,548,039) was increased by non-cash dividends of $585,116 in order to determine the net loss applicable to common shares. This compares with $273,806 of non-cash dividends recorded in the three month period ended June 30, 1998. The non-cash dividends represent amortization of the discount recorded upon issuance of the Series E Preferred Stock ("Series E Stock") and Series F Preferred Stock ("Series F Stock") with a beneficial conversion feature.

The basic and diluted loss per share for the three months ended June 30, 1999 was $(0.39) compared to basic and diluted loss per share of $(0.11) for the three months ended June 30, 1998. The weighted average number of common shares outstanding increased from 4,103,525 in the June 1998 period to 5,525,936 in the June 1998 period.

Liquidity and Capital Resources

At June 30, 1999, the Company had a working capital position of $4,621,768 compared to a working capital position of $5,763,509 at March 31, 1999. The primary factors in the $1,141,741 decrease in working capital were a $1,579,092 reduction in the Company's net investment in inventories (increase in inventories less increase in accounts payable).

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

During the three-month period ended June 30, 1999, the Company used $227,489 of cash in its operations compared to $958,117 used in operations in the three-month period ended June 30, 1998. The Company's net loss was $1,548,039 and $186,776, respectively, in those periods. The primary reason the Company used a far lower level of cash in its operating activities than its loss was due to a decrease in its net investment (increase in inventories less increase in accounts payable) in inventories of $1,579,092.

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

As of June 30, 1999, the Company is a defendant in a lawsuit with a former landlord of a retail site the Company vacated in August 1997. The plaintiff seeks damages ranging to $300,000. The Company has accrued $41,000 at June 30, 1999 as an approximate settlement amount based on management's assessment of the matters that the landlord allowed the retail mix of the mall site to change from a contractually agreed minimum percentage level of retail tenants. As this action is in the discovery phase at June 30, 1999, the actual outcome could differ from management's estimate. A trial date has been set for September 1999.

The following transactions entered into after April 1, 1999 were equity and debt transactions structured to help the Company with the cost of the capital expenditures associated with opening the total of eight new stores in 1999.

The Company received approximately $240,000 in lease financing in the three month period ended June 30, 1999 period. The Company continues to seek additional capital lease financing.

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

Due to the beneficial conversion feature of the Series F Stock, the proceeds have initially been recorded as additional paid-in capital, which will amortize over a 7-month period in the form of a non-cash dividend. The seven month period is the expected time frame until the shares are convertible upon the effective date of a registration statement.

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

This option arose out of the June 30, 1998 conversion, by ABC Fund, Inc. ("ABC," an affiliate of the Company through common control), of a $1.5 million debenture into Series E Preferred Stock ("Series E Stock") as of June 30, 1998. Pursuant to the amended terms of the debenture, in September 1998, ABC assigned its right to purchase the Toys common stock to Tudor.

On July 20, 1999, the Company's subsidiary, Toys, sold a 6.6% interest in Toys to two investors for $2.8 million in gross proceeds in a private transaction. The investors were an unaffiliated investment banking firm and CDMI Capital Corporation ("CDMI"), a British Virgin Islands corporation. Mr. Mika is a shareholder of CDMI. Each party invested $1.4 million in the transaction.

Toys accounted for this as a capital transaction, and therefore did not recognize any gain or loss on the transaction. Management followed the guidelines established by the SEC under Staff Accounting Bulletin Topic 5 - Miscellaneous Accounting, "Accounting for Sales of Stock in a Subsidiary". Management does not believe recognizing a gain or loss would be appropriate due to the fact that the sale was "part of a broader corporate reorganization contemplated or planned by the registrant", the foreign public offering of Toy's stock, which currently is in process of being completed. In these instances, the Staff Accounting Bulletin indicates that recognition of a gain is not appropriate.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of May 2000.

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