Form 10QSB/A
period 1999-09-30
PLAY CO TOYS & ENTERTAINMENT CORP
filed 2000-05-02
CIK 927643

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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.

                                TABLE OF CONTENTS

PART I.                                             FINANCIAL INFORMATION                                       Page Number

Item 1.             FINANCIAL STATEMENTS

     Condensed consolidated balance sheets as of September 30, 1999 and March 31, 1999                                    3

     Condensed consolidated  statements of operations and comprehensive net loss
        for three months and six months ended September 30, 1999 and 1998                                                 4

     Condensed  consolidated  statements  of cash flows for the six months ended
        September 30, 1999 and 1998.                                                                                      5

     Notes to condensed consolidated financial statements                                                               6-13

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

PART II.                                              OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS                                                                                    24

Item 2.             CHANGES IN SECURITIES AND USE OF PROCEEDS                                                            24

Item 3.             DEFAULTS UPON SENIOR SECURITIES                                                                      24

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                  24

Item 5.             OTHER INFORMATION                                                                                    24

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K                                                                     24

                    Signatures                                                                                           25


                       PLAY CO. TOYS & ENTERTAINMENT CORP.

                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                     September 30, 1999             March 31, 1999
                                                                                      Restated (Note 5)           Restated (Note 5)
                                                                                        (unaudited)
                                                                                     -------------------          ------------------
Current

           Cash                                                                                $  377,178                 $  125,967
           Accounts receivable                                                                    172,442                     98,276
           Merchandise inventories                                                             15,127,625                 11,506,284
           Stock subscription receivable                                                          723,678                          -
           Other current assets                                                                 2,360,091                  1,591,629
                                                                                                ---------                  ---------
                                           Total current assets                                18,761,014                 13,322,156
Property and Equipment,         Net of accumulated
           depreciation and amortization of $4,511,565
           and $4,058,603, respectively                                                         7,245,790                  5,348,175

Deposits and other assets                                                                       3,412,965                  2,411,427
                                                                                                ---------                  ---------
                                                                                             $ 29,419,769               $ 21,081,758
                                                                                             ============               ============

                                                 LIABILITIES & STOCKHOLDERS' EQUITY

                                                                                      September 30, 1999        March 31, 1999
                                                                                      Restated (Note 5)        Restated (Note 5)
                                                                                          (unaudited)
                                                                                       ------------------       -----------------
Current

          Accounts payable                                                                   $  9,705,643             $ 5,611,442
          Accrued expenses and other liabilities                                                  260,709                 595,008
          Current portion of notes payable and capital leases                                     864,429               1,352,197
          Borrowings under financing agreement                                                 10,725,774                       -
                                                                                                ---------               ---------

                Total current liabilities                                                      21,556,555               7,558,647

Borrowings under financing agreement                                                                    -               7,814,666
Notes payable and capital leases, net of current portion                                        1,000,637                 585,681
Deferred rent liability                                                                           130,881                 126,769
                                                                                                ---------               ---------

                        Total liabilities                                                      22,688,073              16,085,763
                                                                                                ---------               ---------

Minority interest in subsidiary                                                                 1,612,976                       -
                                                                                                ---------               ---------

Stockholders' equity:
          Convertible series E preferred stock, $1 par, 25,000,000 shares
            authorized: 5,908,903 shares outstanding                                            6,717,047              5,761,101
          Convertible series F preferred stock, $0.01 par,
            5,500,000 shares authorized; 750,000 and 0
            shares outstanding, respectively                                                      428,571                      -
          Common stock, $.01 par value, 160,000,000 shares authorized;
            5,548,852 and 5,503,519 shares outstanding, respectively                               55,488                 55,035
          Additional paid-in-capital                                                           18,531,428             15,906,172
          Accumulated deficit                                                                 (20,613,814)           (16,726,313)
                                                                                                ---------              ---------
)
                                           Total stockholders' equity                                                  4,995,995
                                                                                                ---------              ---------
                                                                                                5,118,720

                                                                                             $ 29,419,769            $21,081,758
                                                                                             ============            ===========

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE NET LOSS
                                   (Unaudited)

                                                       Three Months Ended September 30,               Six Months Ended September 30,
                                                        Restated (Note 5)                          Restated (Note 5)
                                                                1999                  1998               1999                1998
                                                            --  -----                 ------         --  -----            -- ----

Net sales                                                     $6,867,119           $6,098,315         $13,375,684        $12,455,710

Cost of Sales                                                  3,600,901            3,414,054           7,364,115          7,120,385
                                                               ---------            ---------           ---------          ---------

                              Gross profit                     3,266,218            2,684,261           6,011,569          5,335,325
                                                               ---------            ---------           ---------          ---------

Operating expenses:

                Operating expenses                             3,788,706            2,610,120           7,542,234          5,093,891
                Depreciation and amortization                    228,514              193,794             452,982            382,211
                                                               ---------            ---------           ---------          ---------

                             Total operating expenses          4,017,220            2,803,914           7,995,216          5,476,102
                                                               ---------            ---------           ---------          ---------

Operating loss                                                  (751,002)           (119,653)          (1,983,647)         (140,777)
                                                               ---------            ---------           ---------          ---------

Interest expense:

                Interest and finance charges                     300,016              156,860             584,680            295,312
                Amortization of debt issuance costs               47,424               27,202              78,154             54,402
                Effective non-cash interest expense
                from beneficial conversion feature                     -                    -             650,000                  -
                                                               ---------            ---------           ---------          ---------
                             Total interest expense              347,440              184,062           1,312,834            349,714
                                                               ---------            ---------           ---------          ---------

Minority interest in loss of consolidated subsidiary             143,497                    -             143,497                  -
                                                               ---------            ---------           ---------          ---------

Net loss before extraordinary gain                              (954,945)           (303,715)          (3,152,984)         (490,491)

Extraordinary gain on modification of debt terms                                                          650,000
                                                               ---------            ---------           ---------          ---------
 Net loss                                                       (954,945)           (303,715)          (2,502,984)         (490,491)

Other comprehensive income (loss)                                      -                    -                   -                  -
Comprehensive net loss                                        $ (954,945)         $ (303,715)        $ (2,502,984)        $(490,491)
                                                              ===========         ===========        =============        ==========

Calculation of basic and diluted loss per share:

    Net loss                                                  $ (954,945)         $ (303,715)        $ (2,502,984)        $(490,491)
    Effects of non-cash dividends on convertible

     Net loss applicable to common  shares                  $ (1,754,347)       $ (1,503,715)        $ (3,887,501)      $(1,690,491)
                                                            =============       =============        =============        ==========
    Basic and diluted loss per common share

                and share equivalents                          $   (0.32)          $   (0.37)        $   (0.70)           $   (0.41)
                                                               ==========          ==========        =============        ==========

    Weighted average number of common shares

         and share equivalents outstanding                      5,548,852           4,103,525           5,537,457          4,103,525
                                                                =========           =========           =========          =========

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six-months Ended September 30,
                                                                              Restated (Note 5)
                                                                                     1999                  1998
                                                                                ---------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

        Net loss                                                                 $ (2,502,984)           $ (490,491)
        Adjustments used to reconcile net loss to net
          cash used in operating activities:

               Depreciation and amortization                                          452,962                382,211
               Minority interest in net loss of subsidiary                           (143,497)                     -
               Deferred rent                                                            4,112                 9,102
               Stock compensation                                                           -                 21,876
               Extraordinary gain                                                    (650,000)                     -
               Effective interest for beneficial conversion                           650,000                      -
               feature

        Increase (decrease) from changes in:

                        Accounts receivable                                           (74,166)                21,077
                        Merchandise inventories                                    (3,621,341)            (4,312,326)
                        Other current assets                                         (650,462)              (500,243)
                        Deposits and other assets                                  (1,001,538)              (163,756)
                        Accounts payable                                            4,094,201              2,144,710
                        Accrued expenses and other liabilities                       (334,299)              (528,880)
                                                                                  -----------              ----------

                        Net cash used in operating activities                      (3,777,012)            (3,416,720)
                                                                                  -----------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

        Purchases of property and equipment                                        (1,919,427)            (1,149,757)
                                                                                  -----------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from issuance of preferred and common stock                        3,540,504                156,877
        Borrowings under financing agreement                                       21,157,590             17,967,798
        Repayments under financing agreement                                      (18,246,482)           (14,931,000)
        Borrowings under notes payable                                                      -              1,147,450
        Repayments under notes payable and capital leases                            (503,962)                     -
                                                                                  -----------              ----------

                        Net cash provided by financing activities                   5,947,650              4,341,125
                                                                                  -----------              ----------

Net increase (decrease) in cash                                                       251,211              (225,352)

Cash at beginning of period                                                           125,967                648,986
                                                                                  -----------              ----------
Cash at end of period                                                                $ 377,178             $ 423,634
                                                                                     =========             =========

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999
                                   (Unaudited)

Note 1.  General

The interim accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements, as restated (Note 5), for the year ended March 31, 1999 included in its Annual Report on Form 10-KSB as amended. Operating results for the six-month period ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2000.

Note 2.  Leases

During the three-month period ended September 30, 1999, the Company entered into several capital leases to help finance its new computer system and several new stores. The leases are for an aggregate principal amount of $336,109 and bear interest at rates varying between 9.2% and 17.5%.

Note 3.  Sale of Shares in Subsidiary

On July 15, 1999, Tudor Technologies, Inc. ("Tudor"), a British Virgin Islands corporation, an entity of which Mr. Moses Mika (a director of the Company) is a shareholder - as an assignee of an option to acquire 25% of the outstanding shares of the common stock of the Company's then wholly-owned subsidiary, Toys International.COM ("Toys"), elected to exercise the option to purchase the stock in the subsidiary. As of this date, Tudor was to receive 2,335,000 or 25% of the outstanding shares of the subsidiary, for $723,678. The option called for the purchase price to be 25% of the subsidiary's book value at June 30, 1999. The Company has recorded a stock subscription receivable as a current asset to reflect this transaction as the funds were received in October 1999.

This option arose out of the June 30, 1998 conversion, by ABC Fund, Inc. ("ABC," an affiliate of the Company), of a $1.5 million debenture into Series E Preferred Stock ("Series E Stock") as of June 30, 1998. Pursuant to the terms of the debenture, in September 1998, ABC assigned its right to purchase the Toys common stock to Tudor.

On July 20, 1999, Toys entered into an agreement to sell 660,000 shares of Toys common stock to CDMI Capital Corporation ("CDMI") and Concord Effekten ("Concord") of Frankfurt, Germany. Mr. Mika is a shareholder of CDMI. This investment represented a 6.6% ownership for these shareholders. The Company received gross proceeds of $2,800,000 and recorded this as an equity transaction.

No gain or loss was recorded on the sales of Toys shares to Tudor, CDMI, or Concord per Staff Accounting Bulletin Topic 5 - Miscellaneous Accounting, "Accounting for Sales of Stock in a Subsidiary", as such sales of shares were issued as part of a broader corporate reorganization contemplated by Toys in the form of a public offering of Toys shares as discussed below.

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

Concurrently, the Company granted an additional 450,000 incentive options to acquire shares of Toys common stock which have an exercise period over nine years at an exercise price of 3 Euro per share. The exercise price in US dollars will depend on the conversion rate at the time in the future when the options are exercised. As of September 22, 1999, the date of the option grant, the exercise price was $3.06. As these options were granted subject to Toys meeting future performance criteria, no compensation expense has been recorded currently as the compensation has not yet been earned.

The performance parameters of these options are based on Toys' annual audited retail after tax profit. Retail after tax is defined as Toys' overall operations excluding its Internet operations. The retail profit criteria are for any fiscal year after the grant date. Once the first threshold of greater than $5 million is achieved, a retail profit of greater than $6.5 million will need to be earned in any subsequent year in order for the next options to become exercisable. The same circumstance is applicable to the next threshold level. These options expire nine years after the grant date. The actual performance criteria and the parties to whom the incentive options were issued are shown in the following table:

                                                     Shares Exercisable

                           Retail Profit       Retail Profit       Retail Profit               Total
         Name               >$5 million        >$6.5 million        >$9 million         Options Achievable
----------------------   -----------------  ------------------  ------------------  ----------------------

Richard Brady                       75,000              75,000              75,000               225,000

Harold Rashbaum                     45,000              45,000              45,000               135,000

James Frakes                        30,000              30,000              30,000                90,000
                         -----------------  ------------------  ------------------  --------------------

                                   150,000             150,000             150,000               450,000
                         =================  ==================  ==================  ====================


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

Note 4.   Basic and Diluted Loss per Share

The basic and diluted loss per common share for the three and six month periods ending September 30, 1999 and 1998, are the same as the effects of common stock equivalents are anti-dilutive given the net loss per common share in each period. Potentially dilutive common shares aggregate 68,709,418, which could result from the exercise of options, warrants, and the conversion of debentures and/or the Series E and Series F Preferred Stock. Exercise or conversion of certain of these instruments is restricted based on defined holding periods or vesting schedules.

Note 5.  Restatement of Amounts Previously Reported

The March 31, 1999 and September 30, 1999 financial statements contain certain restatements of amounts previously reported. The restatements were the result of comments made by the Corporate Finance Division of the Securities and Exchange Commission (SEC) regarding the accounting treatment for transactions revolving around the Company's debt and equity securities including grants of options/stock, and the beneficial conversion feature of certain convertible debentures and convertible preferred stock.

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

1.       Increase in operating expenses from recognition of compensation expense               $        79,000
2.       Reduction in operating expenses from reversing amortization for options
         not ultimately issued                                                                         (10,366)
3.       Additional effective non-cash interest expense attributable to the beneficial
         conversion feature of convertible debentures                                                  650,000

              Decrease in 1999 net income                                                      $       718,634
                                                                                               ===============

The effects on the Company's previously issued March 31, 1999 financial statements are summarized as follows.

                                                             Previously         Increase
                                                              Reported         (Decrease)        Restated

Consolidated balance sheet:
       Total current assets                                $     1,660,263  $        (68,634) $     1,591,624
           Total assets                                    $    21,150,392  $        (68,634) $    21,081,758
                                                           ===============  ================  ===============

       Series E convertible preferred stock                $     5,682,101  $         79,000  $     5,761,101
       Additional paid-in capital                               15,335,172           571,000       15,906,172

          Total liabilities and stockholders' equity       $    21,150,392  $        (68,634) $    21,081,758
                                                           ===============  ================  ===============

Consolidated statement of operations and comprehensive loss:

       Operating expenses                                  $    12,658,376  $         68,634  $    12,727,010
       Effective non-cash interest for beneficial
          conversion feature                                             -           650,000          650,000

       Net income (loss)                                   $       140,868  $       (718,634) $      (577,766)
                                                           ===============  ================  ===============
       Net income (loss) applicable to
          common shares                                    $    (1,566,857) $       (718,634) $    (2,285,491)
                                                           ===============  ================  ===============
       Basic and diluted income(loss) per
          common share and share equivalents               $         (.34)  $         (.16)   $         (.50)
                                                           ==============   ==============    ==============

The following is a summary of the impact of the restatements on the September 30, 1999 consolidated financial statements which include the cumulative effects of the restatements made to the March 31, 1999 financial statements as detailed above.

Balance Sheet
1.       Reduction of other current assets for options not ultimately issued,
         net of previously recorded amortization                                                        $    65,510

2.       Increase in Series E Preferred Stock for issuance of shares                                         79,000
3.       Increase in additional paid-in capital for beneficial conversion
         feature of convertible debentures                                                                  650,000
4.       Reduction in additional paid-in capital for extraordinary gain
         from modification of debt terms                                                                   (650,000)
5.       Increase in additional paid-in capital for beneficial conversion
         feature of convertible debentures                                                                  650,000
6.       Reduction in additional paid-in capital for cancellation of options                                 79,000
7.       Additional net loss in accumulated deficit (from above items)                                      715,520
8.       Net reduction in stockholders' equity                                                               65,510

Statement of Operations and Comprehensive Net Income (Loss)

For the three months ended September 30, 1999:

1.       Decrease in operating expenses from reversal of amortization of
         stock options not issued                                                                       $        1,562

For the six months ended September 30, 1999:

1.       Decrease in operating expenses from reversal of amortization of
         stock options not issued                                                                      $        (3,124)
2.       Additional effective non-cash interest expense attributable to
         the beneficial conversion feature                                                                     650,000
3.       Extraordinary gain from modification of debt terms                                            $      (650,000)
                                                                                                    -------------------

              Decrease in net loss for the six-months ended    September 30, 1999                      $         3,124
                                                                                                     ===================

The effects on the Company's previously submitted September 30, 1999 financial statements are summarized as follows.

                                                             Previously         Increase
                                                              Reported         (Decrease)        Restated

Consolidated balance sheet:
       Other current assets                                $     2,425,601  $        (65,510) $     2,360,091

           Total assets                                    $    29,485,279  $        (65,510) $    29,419,769
                                                           ===============  ================  ===============

       Series E convertible preferred stock                $     6,638,047  $         79,000  $     6,717,047
       Additional paid-in capital                               17,960,428           571,000       18,531,428

          Total liabilities and stockholders' equity       $    29,485,279  $        (65,510) $    29,419,769
                                                           ===============  ================  ===============

Consolidated statement of operations and comprehensive loss:

For the six months ended September 30,1999:

       Operating expenses                                  $     7,545,358  $         (3,124) $     7,542,234
       Effective interest for beneficial
         conversion feature                                              -           650,000          650,000
       Extraordinary gain on extinguishment
          of debt                                                        -           650,000          650,000

       Comprehensive net income (loss)                     $    (2,506,108) $          3,124  $    (2,502,984)
                                                           ===============  ================  ===============
       Net income (loss) applicable to
         common shares                                     $    (3,890,625) $          3,124  $    (3,887,501)
                                                           ===============  ================  ===============
       Basic and diluted income (loss) per
         common share and share equivalents                $         (.70)  $              -  $         (.70)
                                                           ==============   ================  ==============

For the three months ended September 30,1999:

       Operating expenses                                  $     3,790,268  $         (1,562) $     3,788,706

       Comprehensive net income (loss)                     $      (956,507) $          1,562  $      (954,945)
                                                           ===============  ================  ===============
       Net income (loss) applicable to
         common shares                                     $    (1,755,909) $          1,562  $    (1,754,347)
                                                           ===============  ================  ===============

Note 6.  Subsequent Events

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

At September 30, 1999, the Company's operations were substantially controlled by United Textiles & Toys Corp. ("UTTC") and Breaking Waves, Inc. ("Breaking Waves") which owned 43.9% and 22.9%, respectively, of the then issued and outstanding shares of the Company's Common Stock (then totaling 5,548,857). By virtue of Breaking Wave's status as a wholly-owned subsidiary of Shopnet.com, Inc. ("Shopnet"), a Delaware public company, Shopnet may be deemed the beneficial owner of the shares of Common Stock owned by Breaking Waves.

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

Operating expenses (excluding depreciation and amortization expenses) in the three months ended September 30, 1999 were $3,788,706. This represented a $1,178,586, or 45.2%, increase over the Company's operating expenses of $2,610,120 in the three months ended September 30, 1998. The primary reasons for the operating expense increase were an increase in payroll and related expenses of $525,871 and an increase in rent expense of $519,877. The payroll expense increase was due to the addition of several middle managers and of employees at new stores. The growth of rent expense was the result of adding additional stores. Also included in operating expenses for the 1999 period was a $63,000 accrual related to the on-going litigation with a former landlord. This accrual was made based on the advice of the Company's counsel and on the status of settlement negotiations. The accrual in the September 1999 period increased the aggregate accrual to $104,000 for this matter as of September 30, 1999.

During the three months ended September 30, 1999, the Company recorded non-cash depreciation and amortization expenses of $228,514, a $34,720, or 17.9%, increase from $193,794 in the period ended September 30, 1998. Total operating expenses (operating expenses combined with depreciation and amortization) in the September 1999 period were $4,017,220, a $1,213,306, or 43.3%, increase from total operating expenses of $2,803,914 in the September 1998 period.

Since the $581,957 increase in gross profit was less than the $1,213,306 increase in total operating expenses, the Company's operating loss increased by $631,349 from $119,653 during the three months ended September 30, 1998 to $751,002 during the three months ended September 30, 1999.

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

As a result of the above-mentioned factors, the Company recorded a net loss of $954,945 for the three months ended September 30, 1999. This represented a $651,230 increase over the net loss of $303,715 recorded in the three months ended September 30, 1998. For the three-month periods ended September 30, 1999 and 1998, the net losses of $954,945 and $303,715, respectively, were increased by non-cash dividends of $799,402 and $1,200,000, respectively, in order to determine the net loss applicable to common shares. The non-cash dividends represent amortization of the discount recorded upon the issuance of Series E Preferred Stock ("Series E Stock") and the Series F Preferred Stock ("Series F Stock") with a beneficial conversion feature. No dividends in the form of securities or other assets were actually paid out.

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

Operating expenses (excluding depreciation and amortization expenses) in the six-month period ended September 30, 1999 were $7,542,234. This represented a $2,448,343, or 48.1%, increase over the Company's operating expenses of $5,093,891 in the six-month period ended September 30, 1998. The primary reasons for the operating expense increase were an increase in payroll and related expenses of $962,066 and an increase in rent expense of $1,067,934. The increased expenses were due to the lease payments on the new stores opened and the addition of several middle managers and of employees at the new stores.

During the six-month period ended September 30, 1999, the Company recorded non-cash depreciation and amortization expenses of $452,982, a $70,771, or 18.5%, increase from $382,211 in the period ended September 30, 1998. This increase was largely due to depreciation on the fixed assets purchased for the newly opened stores. Total operating expenses (operating expenses combined with depreciation and amortization) in the September 1999 period were $7,995,216, a $2,519,114, or 46%, increase from total operating expenses of $5,476,102 in the September 1998 period.

Since the $676,244 increase in gross profit was less than the $2,519,114 increase in total operating expenses, the Company's operating loss increased by $1,842,870 from $140,777 during the six-month period ended September 30, 1998 to $1,983,647 during the six-month period ended September 30, 1999.

Interest expense totaled $1,312,834 for the six-month period ended September 30, 1999. This represented a $963,120, or 275.4%, increase over the interest expense of $349,714 in the six-month period ended September 30, 1998. The primary reason for the increased level of interest expense was the recognition of $650,000 in non-cash effective interest expense, which was allocable to the proceeds of the beneficial conversion feature of the amended Frampton and EACF convertible debentures in the six-month period ended September 30, 1999. The effective interest expense represents a non-cash item that is effectively offset dollar for dollar in stockholders' equity by an increase in additional paid-in capital.

The Company also recorded an extraordinary gain of $650,000 as a result of the modification of terms for the Frampton and EACF convertible debentures.

During the six months ended September 30, 1999, the Company recorded a minority interest in the loss of consolidated subsidiary of $87,150. This minority interest arose out of the sale of stock of the Company's Toys subsidiary in July 1999 to Tudor, CDMI, and Concord, as described in Note 3 to the condensed consolidated financial statements and above. Since Toys incurred a loss during the three months ended September 30, 1999, this minority interest represented a reduction in the Company's net loss.

As a result of the above-mentioned factors, the Company recorded a net loss of $2,502,984 for the six-month period ended September 30, 1999. This represented a $2,012,493 increase over the net loss of $490,491 recorded in the six-month period ended September 30, 1998. For the six-month periods ended September 30, 1999 and 1998, the net losses of $2,502,984 and $490,491, respectively, were increased by non-cash dividends of $1,384,517 and $1,200,000, respectively, in order to determine the net loss applicable to common shares. The non-cash dividends represent amortization of the discount recorded upon the issuance of Series E Stock with a beneficial conversion feature. No dividends in the form of securities or other assets were actually paid out.

The basic and diluted net loss per common share for the September 1999 period was $0.70 compared to a basic and diluted net loss per common share in the September 1998 period of $0.41.

Liquidity and Capital Resources

At September 30, 1999, the Company had a working capital deficit of $2,795,541 compared to a working capital position of $5,763,509 at March 31, 1999. The primary factors in the $8.56 million decrease in working capital was a reclassification of the Company's credit line with FINOVA Capital Corporation ("FINOVA") from a long term liability to a short term liability. This reclassification was due to the expiration date of the credit facility of August 3, 2000 falling within one year of the September 30, 1999 balance sheet date.

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

During the six-month period ended September 30, 1999, the Company used $3,777,012 of cash in its operations compared to $3,416,720 used in operations in the six-month period ended September 30, 1998. The Company's net loss was approximately $2,500,000 and $490,000, respectively, in those periods. The primary reason the cash used for operating activities was larger than the net loss in the six-month period ended September 30, 1999 was due to increases in deposits and other current assets related to the opening and planned openings of additional stores and deferred expenses related to the public offering of Toys' common stock.

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

As of September 30, 1999, the Company is a defendant in a lawsuit with a former landlord of a retail site the Company vacated in August 1997. A trial in this matter was originally scheduled for September 1999, but was postponed pending the outcome of preliminary settlement negotiations, which commenced in September 1999. For the period ended September 30, 1999, the Company increased its accrual in this matter $63,000 to an aggregate $104,000 based on the advice of the Company's counsel and on the status of settlement negotiations.

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

Due to the beneficial conversion feature of the Series F Stock, the proceeds have initially been recorded as additional paid-in capital, which is being amortized over an 7-month period in the form of a non-cash dividend. Management has used an 8-month period to correspond to the estimated time necessary to have a registration statement declared effective by the Securities and Exchange Commission.

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

On July 20, 1999, Toys sold a 6.6% interest to two investors for $2.8 million in gross proceeds in a private transaction. The investors were an unaffiliated investment-banking firm, Concord of Frankfurt, Germany and CDMI, a British Virgin Islands corporation. Mr. Mika is a shareholder of CDMI. Each party invested $1.4 million in the transaction.

The Company accounted for this as a capital transaction, and therefore did not recognize any gain or loss on the transaction. The Company followed the guidelines established by the SEC under Staff Accounting Bulletin Topic 5 - Miscellaneous Accounting, "Accounting for Sales of Stock in a Subsidiary", since Toys sold shares of its own stock. Management does not believe recognizing a gain or loss would be appropriate due to the fact that the sale was "part of a broader corporate reorganization contemplated or planned by the registrant". Toys is in the process of completing a foreign public offering of the subsidiary's stock, which is deemed to be "a broader corporate reorganization". In these instances, the Staff Accounting Bulletin indicates that recognition of a gain is not appropriate.

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