Form 10QSB/A
period 1999-09-30
PLAY CO TOYS & ENTERTAINMENT CORP
filed 2000-05-02
CIK 927643

**U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

PLAY CO. TOYS & ENTERTAINMENT CORP.

                                TABLE OF CONTENTS

     PART I.                                        FINANCIAL INFORMATION                                       Page Number

Item 1.             FINANCIAL STATEMENTS
                    Condensed  consolidated  balance  sheets as of December  31,
                    1999 (unaudited) and march 31, 1999                                                                 3

                    Condensed  consolidated  statements of operations and
                    comprehensive  net loss  for  three months and nine months
                    ended December 30, 1999 and 1998 (unaudited)                                                        4

                    Condensed  consolidated statements of cash flows for the
                    nine months ended  December 30, 1999 and 1998 (unaudited)                                           5

                    Notes to condensed consolidated financial statements                                                6-13

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

PART II.                                              OTHER INFORMATION

                                                                                                                         24

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




                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                       December 31, 1999             March 31, 1999
                                                                                       Restated (Note 8)           Restated (Note 8)
                                                                                           (unaudited)
                                                                                       --------------------        -----------------
Current

           Cash                                                                           $ 12,295,195                 $  125,967
           Accounts receivable                                                                 985,422                     98,276
           Notes receivable - affiliates                                                       650,000                          -
           Merchandise inventories                                                          14,175,841                 11,506,284
           Other current assets                                                                                         1,591,629
                                                                                            ----------                 ----------
                                           Total current assets                             28,689,217                 13,322,156
Property and Equipment,         net of accumulated
           depreciation and amortization of $4,832,093                                       7,312,257                  5,348,175
           and $4,058,603, respectively
Deposits and other assets                                                                    4,447,490                  2,411,427
                                                                                            ----------                 ----------
                                                                                           $ 40,448,964              $ 21,081,758
                                                                                           ===============             ==========

                                                 LIABILITIES & STOCKHOLDERS' EQUITY

                                                                                       December 31, 1999        March 31, 1999
                                                                                       Restated (Note 8)       Restated (Note 8)
                                                                                           (unaudited)
                                                                                       -------------------      -----------------
Current

          Accounts payable                                                                   $ 7,902,620              $ 5,611,442
          Accrued expenses and other liabilities                                               1,392,517                  595,008
          Current portion of notes payable and capital leases                                    848,774                1,352,197
          Borrowings under financing agreement                                                    54,170                        -
                                                                                            ----------                 ----------
                Total current liabilities                                                     10,198,081                7,558,647

Borrowings under financing agreement                                                                   -                7,814,666
Notes payable and capital leases, net of current portion                                       1,257,091                  585,681
Deferred rent liability                                                                          135,060                  126,769
                                                                                            ----------                 ----------
                        Total liabilities                                                     11,590,232               16,085,763
                                                                                            ----------                 ----------

Minority interest in subsidiary                                                               12,600,132                        -
                                                                                            ----------                 ----------

Stockholders' equity:
          Convertible series E preferred stock, $1 par, 25,000,000 shares
            authorized: 5,858,903 shares outstanding                                           7,195,020               5,761,101
          Convertible series F preferred stock, $0.01 par,
            5,500,000 shares authorized; 750,000 and 0
            shares outstanding, respectively                                                     750,000                       -
          Common stock, $.01 par value, 160,000,000 shares authorized;
            5,548,852 and 5,503,519 shares outstanding, respectively                              55,488                  55,035
          Additional paid-in-capital                                                          30,096,537              15,906,172
          Accumulated deficit                                                                (21,838,445)            (16,726,313)
                                                                                            ----------                 ----------
                                           Total stockholders' equity                         16,258,600               4,995,995
                                                                                            ----------                 ----------
                                                                                             $40,448,964            $ 21,081,758
                                                                                             ===========            ============

            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE NET LOSS
                                   (Unaudited)

                                                         Three Months Ended December 31,          Nine Months Ended December 31,
                                                              1999                   1998               1999                1998
                                                              ----                   ----               ----                ----

Net sales                                                    $17,315,824         $ 14,715,952         $30,691,508       $ 27,171,662

Cost of Sales                                                 10,006,720            8,545,336          17,370,835         15,665,721
                                                              ----------         ------------          ----------         ----------

                              Gross profit                     7,309,104            6,170,616          13,320,673         11,505,941
                                                              ----------         ------------          ----------         ----------

Operating expenses:

                Operating expenses                             6,016,423            4,049,888          13,742,120          9,115,002
                Litigation settlement expense                    183,464                2,227             270,206             31,004
                Depreciation and amortization                    320,508              324,975             773,490            707,186
                                                              ----------         ------------          ----------         ----------

                             Total operating expenses          6,520,395            4,377,090          14,785,816          9,853,192
                                                              ----------         ------------          ----------         ----------

Operating profit (loss)                                          788,709            1,793,526          (1,465,143)         1,652,749
                                                              ----------         ------------          ----------         ----------

Interest expense:

                Interest and finance charges                     307,870              221,860             823,200            517,172
                Amortization of debt issuance costs               58,097               73,032             174,889            127,434
                Effective non-cash interest expense
                from beneficial conversion feature                                                        650,000
                                                              ----------         ------------          ----------         ----------
                             Total interest expense              365,967              294,892           1,648,089            644,606
                                                              ----------         ------------          ----------         ----------


Profit (loss) before minority interest in
consolidated subsidiary                                          422,742            1,498,634          (3,113,232)         1,008,143

Minority interest (income) in loss of consolidated
subsidiary                                                      (608,478)                                (464,981)
                                                              ----------         ------------          ----------         ----------
Net income (loss) before extraordinary gain                     (185,736)           1,498,634          (3,578,213)         1,008,143
Extraordinary gain on modification of debt terms                        -                   -             650,000                  -

Other comprehensive income (loss)                                       -                   -                   -                  -
                                                              ----------         ------------          ----------         ----------
Comprehensive net income (loss)                             $ (185,736)           $ 1,498,634         $(2,928,213)       $ 1,008,143
                                                              ==========         ============          ==========        ===========

Calculation of basic and diluted loss per share:

    Net income (loss)                                         $ (185,736)          $1,498,634         $(2,928,213)       $ 1,008,143
    Effects of non-cash dividends on convertible

       Preferred stock                                          (799,402)            (477,973)         (2,183,919)       (1,229,752)
                                                              ----------         ------------          ----------         ----------
     Net income (loss) applicable to common shares            $ (985,138)          $1,020,661         $(5,112,132)      $ (221,609)
                                                              ==========           ==========         ===========         ==========
    Basic and diluted income (loss) per common
share and share equivalents                                   $   (0.18)            $   0.22           $   (0.92)        $   (0.05)
                                                               =========             ========           =========          =========
    Weighted average number of common shares
        and share equivalents outstanding                      5,548,852            4,666,562           5,541,076          4,291,883
                                                              ==========           ==========         ===========         ==========

            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                   Nine-months Ended December 31,
                                                                             Restated (Note 8)
                                                                                    1999                    1998
                                                                                --------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

        Net income (loss)                                                         $(2,928,213)           $ 1,008,143
        Adjustments used to reconcile net income (loss)
        to net cash used in operating activities:

             Depreciation and amortization                                            773,490                707,186
             Minority interest in net income (loss) of                                464,981                      -
             subsidiary
             Deferred rent                                                              8,291                  4,552
             Stock compensation                                                             -                 32,814
             Amortization of debt issuance costs                                      105,521                127,434
             Extraordinary gain                                                      (650,000)                     -
             Effective interest expense for
             beneficial conversion                                                    650,000                      -
        Increase (decrease) from changes in:

                        Accounts receivable                                          (887,146)               (32,140)
                        Merchandise inventories                                    (2,669,557)            (2,951,966)
                        Other current assets                                        1,627,026             (1,302,841)
                        Deposits and other assets                                  (4,036,063)              (213,123)
                        Accounts payable                                            2,291,178              1,713,009
                        Accrued expenses and other liabilities                                                54,770
                                                                                -------------             -----------
                                                                                      839,009

                        Net cash used by operating activities                      (4,411,483)              (852,162)
                                                                                -------------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

        Purchases of property and equipment                                        (1,931,206)            (1,497,673)
        Issuance of notes receivable to affiliates                                   (650,000)                      -
                                                                                -------------             -----------

                       Net cash used by investing activities                       (2,581,206)           (1,497,673)
                                                                                -------------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from issuance of preferred and common stock                        25,560,792               706,148
        Borrowings under financing agreement                                        27,061,000            33,321,000
        Repayments under financing agreement                                       (34,821,496)          (31,012,017)
        Borrowings under notes payable                                                      -              1,550,000
        Reclassification of restricted cash                                         2,000,000                      -
        Repayments under notes payable and capital leases                            (638,379)            (1,644,293)
                                                                                -------------             -----------

                        Net cash provided by financing activities                  19,161,917              2,920,838
                                                                                -------------             -----------

Net increase in cash                                                               12,169,228                571,003

Cash at beginning of period                                                           125,967                648,986
                                                                                -------------             -----------
Cash at end of period                                                            $ 12,295,195            $ 1,219,989
                                                                                 ============            ===========

            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999
                                  (Unaudited)

Note 1.  General

         The interim accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements, as restated (Note 8), for the year ended March 31, 1999 included in its Annual Report on Form 10-KSB. Operating results for the nine month period ended December 31, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2000.

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

Note 4.  Sale of Shares in Subsidiary

         On November 19, 1999, Toys completed an initial public offering (the "Offering") on the SMAX segment of the Frankfurt Stock Exchange in Germany. The Offering was underwritten by Concord Effekten AG ("Concord") of Frankfurt, Germany. Toys sold 2 million shares, or a 16.7% interest, in the Offering for net proceeds of approximately $23.3 million. The Offering was priced at 13 Euros per share, or approximately US $13.52 per share. The Company retained majority ownership of Toys (58.4%) and, as a result, will continue to consolidate Toys' operations in its financial statements. No gain or loss was recorded on the sales of Toys' shares in the public offering or in earlier private placements per Staff Accounting Bulletin Topic 5 - Miscellaneous Accounting, "Accounting for Sales of Stock in a Subsidiary", as such sale of shares were issued as part of a broader corporate reorganization, which was the public offering of Toys shares as discussed above.

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

                               Shares Exercisable

                         Retail Profit         Retail Profit       Retail Profit               Total
Name                     >$5 million           >$6.5 million        >$9 million         Options Achievable
-----------           --------------------  ------------------  ------------------  ----------------------
Richard Brady                       75,000              75,000              75,000               225,000

Harold Rashbaum                     45,000              45,000              45,000               135,000

James Frakes                        30,000              30,000              30,000                90,000
                         -----------------  ------------------  ------------------  --------------------

                                   150,000             150,000             150,000               450,000
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

Note 8.  Restatement of Amounts Previously Reported

The March 31, 1999 and December 31, 1999 financial statements contain certain restatements of amounts previously reported. The restatements were the result of inquiries made by the Corporate Finance Division of the Securities and Exchange Commission (SEC) regarding the accounting treatment for transactions revolving around the Company's debt and equity securities including grants of options/stock, and the beneficial conversion feature of certain convertible debentures and convertible preferred stock.

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
                                                           ==============   ==============    ==============


The following is a summary of the impact of the restatements on the December 31, 1999 consolidated financial statements which include the cumulative effects of the restatements made to the March 31, 1999 financial statements as detailed above.

Balance Sheet

1.       Reduction of other current assets for options not ultimately issued,
         net of previously recorded amortization                                                        $    63,947

2.       Increase in Series E Preferred Stock for issuance of shares                                         79,000
3.       Increase in additional paid-in capital for beneficial conversion
         feature of convertible debentures                                                                  650,000
4.       Reduction in additional paid-in capital for extraordinary gain
         from modification of debt terms                                                                   (650,000)
5.       Increase in additional paid-in capital for beneficial conversion
         feature of convertible debentures                                                                  650,000
6.       Reduction in additional paid-in capital for cancellation of options                                 79,000
7.       Additional net loss in accumulated deficit (from above items)                                      713,947
8.       Net reduction in stockholders' equity                                                               63,947


Statement of Operations and Comprehensive Net Income (Loss)

For the three months ended December 31, 1999:

1.       Decrease in operating expenses from reversal of amortization of stock options not issued                 $        1,562

For the six months ended December 31, 1999:

1.       Decrease in operating expenses from reversal of amortization of stock options not issued                 $       (4,686)
2.       Additional effective non-cash interest expense attributable to the beneficial conversion feature                650,000
3.       Extraordinary gain from modification of debt terms                                                             (650,000)
                                                                                                                -------------------

              Decrease in net loss                                                                                $       (4,686)
                                                                                                                ===================

The effects on the Company's previously submitted December 31, 1999 financial statements are summarized as follows.

                                                             Previously         Increase
                                                              Reported         (Decrease)        Restated

Consolidated balance sheet:
       Total current assets                                $    28,753,164  $        (63,947) $    28,689,217

           Total assets                                    $    40,512,911  $        (63,947) $    40,448,964
                                                           ===============  ================  ===============

       Series E convertible preferred stock                $     7,116,020  $         79,000  $     7,195,020
       Additional paid-in capital                               29,525,537           571,000       30,096,537

          Total liabilities and stockholders' equity       $    40,512,911  $        (63,947) $    40,448,964
                                                           ===============  ================  ===============


                                                             Previously         Increase
                                                              Reported         (Decrease)        Restated

Consolidated statement of operations and comprehensive loss:

For the six months ended September 30,1999:

       Operating expenses                                  $    13,746,807  $         (4,687) $    13,742,120
       Effective interest for beneficial
         conversion feature                                              -           650,000          650,000
       Extraordinary gain on extinguishment
          of debt                                                        -           650,000          650,000

       Comprehensive net income (loss)                     $    (2,932,900) $          4,687  $    (2,928,213)
                                                           ===============  ================  ===============
       Net income (loss) applicable to
         common shares                                     $    (5,116,819) $          4,687  $    (5,112,132)
                                                           ===============  ================  ===============
       Basic and diluted income (loss) per
         common share and share equivalents                $         (.92)  $              -  $         (.92)
                                                           ==============   ================  ==============


For the three months ended September 30,1999:

       Operating expenses                                  $     6,017,985  $         (1,562) $     6,016,423

       Comprehensive net income (loss)                     $      (187,298) $          1,562  $      (185,736)
                                                           ===============  ================  ===============
       Net income (loss) applicable to
         common shares                                     $      (986,700) $          1,562  $      (985,138)
                                                           ===============  ================  ===============


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

         At December 31, 1999, the Company's operations were influenced to a significant degree by United Textiles & Toys Corp. ("UTTC") and Breaking Waves, Inc. ("Breaking Waves") which owned 43.9% and 22.9%, respectively, of the then issued and outstanding shares of the Company's Common Stock (then totaling 5,548,857). By virtue of Breaking Wave's status as a wholly-owned subsidiary of Shopnet.com, Inc. ("Shopnet"), a Delaware public company, Shopnet may be deemed the beneficial owner of the shares of Common Stock owned by Breaking Waves.

         UTTC is a Delaware corporation and public company which was organized in March 1991 and operates solely as a holding company. Breaking Waves is a New York corporation and private company which manufactures swimwear.

         As of February 21, 2000 UTTC and Breaking Waves own 32.4% and 16.9%, respectively, of the Company's issued and outstanding shares of Common Stock (now totaling 7,514,716 shares given the recent conversions of Series E Preferred Stock ("Series E Stock") into Common Stock). The president of UTTC is also (a) the president of Multimedia Concepts International, Inc. ("MMCI"), the parent of UTTC and (b) the son-in-law of Harold Rashbaum who is the chairman of the board of the Company and the president of both Shopnet and Breaking Waves. By virtue of UTTC's and Breaking Waves' ownership of the Company's Common Stock and the companies' significant affiliate relationships, these companies can be deemed to hold de facto voting control of the Company.

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

         Operating expenses (excluding litigation settlement expenses and depreciation and amortization expenses) in the three months ended December 31, 1999 were $6,016,423. This represented a $1,966,535, or 48.6%, increase over the Company's operating expenses of $4,049,888 in the three months ended December 31, 1998. The primary reasons for the operating expense increase were an increase in payroll and related expenses of $469,200, an increase in rent expense of $476,543, and operating expenses related to the Company's new Internet activities of $685,352. The payroll expense increase was due to the hiring of several middle managers and employees at new stores. The growth in rent expense was caused by the additional stores.

         During the three months ended December 31, 1999, the Company settled its final store closing related litigation. Under this settlement the Company agreed to make a cash payment of $35,000, to issue 100,000 shares of its common stock, and to pay an aggregate $186,138 over a 36-month period. The Company has estimated the total net present value of the settlement to be $233,905 and accrued an additional amount of $183,464 in the three months ended December 1999 to cover the estimated value of the settlement, $113,905 and other litigation related expenses, incurred of $69,559. The value of the settlement includes the initial $35,000 cash payment and $42,500 attributable to the 100,000 shares of common stock. The value assigned to the common stock component was based on the then market price of $.50 per share and a 15% discount given the unregistered nature of the shares as well as the thinly-traded and highly volatile nature of the market for the Company's securities. The remaining balance of $156,405 represent the net present value of the thirty-six monthly payments aggregating $186,138 using a discount factor of 10%.

         During the three months ended December 31, 1999, the Company recorded non-cash depreciation and amortization expenses of $320,508, representing a $4,467, or 1.4%, decrease from $324,975 in the period ended December 31, 1998. This amount was lower in the December 1999 period than in the December 1998 period because in the 1998 period the Company amortized a portion of its store opening expenses. All such expenses were considered operating expenses in 1999. Total operating expenses (operating expenses combined with litigation settlement expenses and depreciation and amortization) in the December 1999 period were $6,520,395, representing a $2,143,305, or 49%, increase from total operating expenses of $4,377,090 in the December 1998 period.

         Since the $1,138,488 increase in gross profit was less than the $2,143,305 increase in total operating expenses, the Company's operating income decreased by $1,004,817 from $1,793,526 during the three months ended December 31, 1998 to $788,709 during the three months ended December 31, 1999.

          Interest expense totaled $365,967 for the three months ended December 31, 1999. This represented a $71,075 increase from interest expense of $294,892 in the three months ended December 31, 1998. The primary reason for the increased level of interest expense was a higher average level of borrowings in the three months ended December 31, 1999 than in the December 1998 period.

         As a result of the above-mentioned factors, the Company recorded a profit before the minority interest in its consolidated subsidiary of $422,742 compared to $1,498,634, a decrease of $1,075,892. Profit before minority interest may be a more relevant position on the statements of operations to compare the two periods than the net income (loss) position, given there was no minority interest in 1998.

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

         As a result of the above-mentioned factors, the Company recorded a net loss of $(185,736) for the three months ended December 31, 1999. This represented a $1,684,370 decrease from the net profit of $1,498,634 recorded in the three months ended December 31, 1998. For the three-month periods ended December 31, 1999 and 1998, the net loss and net income of $(187,298) and $1,498,634, respectively, were increased by non-cash dividends of $799,402 and $477,973, respectively, in order to determine the net loss applicable to common shares. The non-cash dividends represent amortization of the discount recorded upon the issuance of Series E Stock and Series F Preferred Stock ("Series F Stock"), both having a beneficial conversion feature. The Series F Stock non-cash dividend was applicable only to 1999. No dividends in the form of securities or other assets were actually paid out.

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

         Operating expenses (excluding litigation settlement expenses and depreciation and amortization expenses) in the nine month period ended December 31, 1999 were $13,742,120. This represented a $4,627,118, or 50.8%, increase over the Company's operating expenses of $9,115,002 in the nine-month period ended December 31, 1998. The primary reasons for the operating expense increase were an increase in payroll and related expenses of $1,431,265, an increase in rent expense of $1,517,642 and operating expenses relating to the Company's new Internet activities of $921,231. The payroll expense increase was due to the hiring of several middle managers and employees at new stores. The growth in rent expense was caused by the additional stores.

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

         During the nine-month period ended December 31, 1999, the Company recorded non-cash depreciation and amortization expenses of $773,490, a $66,304, or 9.4%, increase from $707,186 in the period ended December 31, 1998. This increase was largely due to depreciation on the fixed assets purchased for the newly opened stores. Total operating expenses (operating expenses combined with litigation settlement expense and depreciation and amortization) in the December 1999 period were $14,785,816, representing a $4,932,624, or 50.1%, increase from total operating expenses of $9,853,192 in the December 1998 period.

         Since the $1,814,732 increase in gross profit was less than the $4,932,624 increase in total operating expenses, the Company's operating loss increased by $3,117,892 from an operating profit of $1,652,749 during the nine-month period ended December 31, 1998 to an operating loss of $1,465,143 during the nine-month period ended December 31, 1999.

         Interest expense totaled $1,648,089 for the nine-month period ended December 31, 1999. This represented a $1,003,483, or 155.7%, increase over the interest expense of $644,606 in the nine-month period ended December 31, 1998. The primary reason for the increased level of interest expense was the recognition of $650,000 in non-cash effective interest expense which was allocable to the proceeds of the beneficial conversion feature of the amended Frampton and EACF convertible debentures during the nine-month period ended December 31, 1999. The effective interest expense represents a non-cash item that is effectively offset dollar for dollar in stockholders' equity by an increase in additional paid-in capital.

         The Company also recorded an extraordinary gain of $650,000 as a result of the modification of terms for the Frampton and EACF convertible debentures.

         As a result of the above-mentioned factors, the Company recorded a loss before the minority interest in its consolidated subsidiary of $(3,113,232) compared to a profit of $1,008,143, representing a decrease of $4,121,375. Since there was no minority interest in the 1998 period, profit before minority interest may be a more relevant position on the statements of operations to compare the two periods than the net income (loss) position.

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

         As a result of the above-mentioned factors, the Company recorded a net loss of $(2,928,213) for the nine-month period ended December 31, 1999. This represented a $3,936,356 decrease from the net profit of $1,008,143 recorded in the nine-month period ended December 31, 1998. For the nine month periods ended December 31, 1999 and 1998, the net loss of $(2,928,213) and net profit of $1,008,143, respectively, were increased by non-cash dividends of $2,183,919 and $1,229,752, respectively, in order to determine the net loss applicable to common shares. The non-cash dividends represent amortization of the discount recorded upon the issuance of Series E Stock with a beneficial conversion feature. No dividends in the form of securities or other assets were actually paid out.

         The basic and diluted net loss per common share for the December 1999 period was $(0.92) compared to a basic and diluted net loss per common share in the December 1998 period of $(0.05).

Liquidity and Capital Resources

         At December 31, 1999, the Company had working capital of $18,491,196 compared to working capital of $5,763,509 at March 31, 1999. The primary factor in the $12,727,687 increase in working capital was the completion of an initial public offering of a minority interest in the Company's Toys subsidiary on the Frankfurt Stock Exchange on November 19, 1999.

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

         During the nine month period ended December 31, 1999, the Company used $4,411,483 of cash in its operations compared to $852,162 used in operations in the nine-month period ended December 31, 1998. The primary reason for the significant difference between the amount of cash used in operations in the two periods was the net loss of $(2,928,213) in the 1999 period compared to the net income of $1,008,143 in the 1998 period.

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