Form 10KSB/A
period 2000-03-03
PLAY CO TOYS & ENTERTAINMENT CORP
filed 2000-05-03
CIK 927643

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
                       -----------------------------------
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

         The following chart depicts the Company's ownership structure:

                       Europe American Capital Foundation
                 / /                   ||               \\
                / /                    \/                \\
Frampton Industries (100%) American Telecom PLC (80.0%)    ABC Fund, Ltd. (20%)
                                     (100%)
                                       ||
                                       \/
                                U.S. Stores Corp.
                                     (62.2%)
                                       ||
                                       \/
                     Multimedia Concepts International, Inc.
                                     (78.5%)
                                       ||
                                       \/
                          United Textiles & Toys Corp.
                                     (45.2%)
                                       ||
                                       \/
                       Play Co. Toys & Entertainment Corp.


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

         In February 1999, the Company entered into a one year agreement with Typhoon Capital Consultants, LLC ("Typhoon") pursuant to which Typhoon is to provide financial consulting services and other consulting services encompassing assistance in the production of a summary business plan and corporate profile, the creation of an advisory committee to assist the Company in assessing certain proposed actions, and the marketing of the Company's websites. In exchange for Typhoon's services, the agreement provides for the grant of an option to purchase an aggregate of 150,000 shares of Common Stock, exercisable at $1.75 per share until their expiration on August 30, 2001. However, since management cannot contact any representatives at Typhoon and has not received any of these services, the Company does not intend to issue these options.

         In November 1998, the Company borrowed $250,000 from Amir Overseas Capital Corp. ("Amir"), a corporation not affiliated with the Company, under a promissory note which bore interest at 12%. The note was repaid in January 1999. In September 1998, the Company borrowed $1,000,000 from Amir, under a promissory note which bore interest at 12%. This note was repaid in December 1998.

         In July 1998, the Company entered into a Lead Generation/Corporate Relations Agreement with Corporate Relations Group, Inc. ("CRG"), a Florida corporation not affiliated with the Company, pursuant to which CRG is to provide investor and public relations services to the Company for a period of five years. Under the terms of the Agreement, the Company paid $100,000 to CRG upon execution of the agreement, and a Company shareholder remitted 50,000 shares of the Company's Series E Stock as a reimbursement for expenses. In addition, in exchange for CRG's services, the agreement provided for the grant to CRG and four of its principals options to purchase an aggregate 450,000 shares of Common Stock at an exercise price of $0.78125 per share and an aggregate 700,000 shares of Series E Stock at an exercise price of $2.25 per share. However, the Company believes that CRG did not fully perform under the Agreement and, has therefore, not issued these options.

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

         The following table sets forth the leased properties on which the Company's (and its subsidiaries') currently operating stores (aggregating 26) are located:

===============================================================================================================================
                                                    SIZE IN SQUARE FEET
                                                                                 LEASE                     BASE RENT
                 STORE LOCATION                                               EXPIRATION                  ANNUAL COST
-------------------------------------------------------------------------------------------------------------------------------


Play Co. Toys                                            12,000                July 2006                          $108,000.00
Santa Clarita
19232 Soledad Canyon Rd
Santa Clarita, CA  91351
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                             7,800                January 2001                        $84,840.00
Santa Margarita
27690-B Santa Margarita
Mission Viejo, CA  92691
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                  8,250         December 1999                         $87,549.72
Chula Vista
1193 Broadway
Chula Vista, CA  91911
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 10,030           June 2000                          $127,880.64
El Cajon
327 N. Magnolia
El Cajon, CA  92020
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 11,323         November 1999                        $95,040.48
Simi Valley
1117 E. Los Angeles, Suite C
Simi Valley, CA 93065
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 10,000        September 2005                        $110,753.88
Encinitas
280 N. El Camino Real
Encinitas, CA  92024
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                  9,800         December 2004                        $117,330.72
Pasadena
885 S. Arroyo Parkway
Pasadena, CA  91105
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 13,125         January 2001                          $96,360.00
Orange
1349 E. Katella
Orange, CA  92513
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 10,478         March 2005                           $113,162.40
Redlands
837 Tri-City
Redlands, CA  92373
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 10,156          August 2002                          $88,053.00
Clairemont
4615-A Clairemont Drive
San Diego, CA  92117
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 11,597          March 2004                           $91,020.00
Rancho Cucamonga
9950 W. Foothill Blvd, Suite U
Rancho Cucamonga, CA 91730
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 10,000         October 2004                          $64,926.60
Corona
1210 W. Sixth Street
Corona, CA  91720
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


           Calendar                                                              Series E (2)          Series E (2)
            Period                  Common Stock (1)         Warrants (1)      Preferred Stock           Warrants
            ------                  ----------------         ------------      ----------------          --------
                                     Low         High       Low      High       Low       High       Low        High
                                     ---         ----       ---      ----       ---       ----       ---        ----

             1997
01/01/97 - 03/31/97                        1         11/4      1        11/4
04/01/97 - 06/30/97                        1       1 1/8
07/01/97 - 09/23/97(3)                     1       1 1/8
10/14/97 - 12/31/97                        2           3

             1998
01/01/98 - 03/31/98                      .67        1.25                             1      4.75         .5         1.75
04/01/98 - 06/30/98                      .58        1.75                           .87       3.5         .5         1.25
07/01/98 - 09/30/98                      .75        1.56                           .31       3.5        .12         1.12
10/01/98 - 12/31/98                      .56        1.22                           .20       .67        .01          .37

             1999
01/01/99 - 03/31/99                      .75        2.56                           .20      1.72        .03          .25
04/01/99 - 06/30/99                     1.06        2.03                           .50      3.37        .10          .58

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

                                                                  Year Ended March 31,
                                               1996              1997             1998              1999
                                               ----              ----             ----              ----

Balance Sheet Data:
Working capital (deficiency)                     $192,401      $(1,570,486)       $4,452,481        $5,763,509
Total assets                                    9,213,104         9,378,618       14,139,887        21,081,758
Total current liabilities                       6,673,570         8,148,657        4,581,831         7,558,647
Long term obligations                             726,007           226,925        7,055,549         8,527,116
Redeemable preferred stock                         87,680               ---              ---               ---
Stockholders' equity                            1,725,847         1,003,036        2,502,507         4,995,995
Common stock dividends                                ---               ---              ---               ---




                                                                  Year Ended March 31,
                                                1996              1997              1998             1999
                                                ----              ----              ----             ----
Operating Data:
Net sales                                      $21,230,853       $19,624,276       $22,568,527     $34,371,230
Gross profit                                     6,097,958         5,955,172         8,878,928      14,780,446
Gross margin                                         28.7%             30.3%             39.3%           43.0%
Total operating expenses                         9,105,515         8,789,570        10,119,430      13,741,011
Net income (loss) before taxes                 (3,542,715)       (3,584,881)       (2,054,470)       (575,616)
Net income (loss)                              (3,542,715)       (3,584,881)       (2,054,470)       (577,766)
Net income (loss) applicable to common
shares                                         (3,542,715)       (6,474,496)       (3,528,276)     (2,285,491)
Income (loss) per common share(1)                   (2.77)            (1.29)            (0.86)           (.50)
Weighted average shares outstanding(1)           1,287,843         2,791,876         4,098,971       4,590,642

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

     Operating expenses (total operating expenses less litigation related expenses and depreciation and amortization) in the year ended March 31, 1999 were $12,727,010. This represented a $3,862,403, or 43.6%, increase over the Company's operating expenses of $8,864,607 in the year ended March 31, 1998. The primary reasons for the operating expense increase were a growth in rent expense of approximately $673,000 and in payroll and related expenses of $1,770,000. The increases in rent and salary expenses were largely due to the opening of the six new stores in fiscal year 1999. As a percentage of sales, operating expenses decreased by 2.3% to 37% of net sales for fiscal year 1999 from 39.3% in fiscal year 1998.

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

         Total operating expenses (the sum of operating expenses, litigation related expenses, and depreciation and amortization expense) in the year ended March 31, 1999 were $13,741,011. This represented a $3,621,581, or 35.8%, increase over the Company's total operating expenses of $10,119,430 in the year ended March 31, 1998. The reasons for this increase are noted in the three preceding paragraphs.

         The Company recorded operating income of $1,039,435 in fiscal year 1999 compared to an operating loss of $(1,240,502) in fiscal year 1998. This represented an improvement of $2,279,937. This improvement was a result of the $5,901,518 increase in gross profit being partially offset by the $3,621,581 increase in total operating expenses.

         Total interest expense amounted to $1,615,051 in the year ended March 31, 1999. This represented a $801,083, or 98.4%, increase over the Company's interest expense of $813,968 in fiscal year 1998. The primary reasons for the increased level of interest expense were a higher level of borrowings in fiscal year 1999 than in fiscal year 1998, and $650,000 of effective interest expense for the beneficial conversion feature of the convertible debentures issued by the Company. The effective interest expense represents a non-cash item that is effectively offset dollar for dollar in stockholders' equity by an increase in additional paid-in capital.

         The Company issued two similar convertible debentures that contained an embedded privilege to convert the outstanding debt into Series E Stock. This is a beneficial feature, whose intrinsic value is accounted for separately and based on the underlying value of the stock. On the date of the funding of the convertible debentures, in February 1999, the Company recorded a discount for $650,000, the amount of the proceeds, and immediately recognized the amortization of this discount as non-cash effective interest for the beneficial conversion feature, since the debenture allowed for immediate conversion.

         In May 1999, the Company and two of its creditors, EACF and Frampton, agreed to modify certain terms of their convertible debentures. The debentures originally contained a 50% discount factor to the market price of the Series E Stock. The amended debenture was changed to eliminate the discount based on the market price on the date of the original agreement. This changed the conversion price from $.10 per share to $.20 per share; i.e., for every $100,000 converted, the holder would receive only 500,000 shares, as a result of the modification in terms. This modification resulted in an extraordinary gain of $650,000 in the quarter ended June 30, 1999 as an extinguishment of debt. However, as the debt modification is treated as a new agreement for accounting purposes and due to the significant increase in Series E stock market price at the modification date, the $650,000 proceeds have again been allocated to the beneficial conversion feature, and therefore recognized as non-cash effective interest expense in the quarter ended June 30,1999.

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

         As a result of the above-mentioned factors, the Company recorded a net loss of $(577,766) for the fiscal year ended 1999 compared to a net loss of $(2,054,470) for the fiscal year ended March 31, 1998. Excluding the $650,000 non-cash effective interest expense from the beneficial conversion feature of debt investments, the Company would have reported a net income of $72,234 for the year ended March 31, 1999.

         In fiscal year 1999, the net loss of $(577,766) was increased by non-cash dividends of $1,707,725 in order to determine the net income applicable to common shares. The non-cash dividends represent amortization of the discount recorded upon issuance of Series E Stock with a beneficial conversion feature. No dividends in the form of securities or other assets were actually paid out. A non-cash dividend of $1,473,806 was recorded for fiscal year 1998. As a result, the net loss applicable to common shares was $(2,285,491), or $(.50) per share, for the year ended March 31, 1999 and $(3,528,276), or $(.86) per share, for the year ended March 31, 1998.

Liquidity and Capital Resources

         At March 31, 1999, the Company had a working capital position of $5,763,509 compared working capital of $4,452,481 at March 31, 1998. The primary factors in the $1,311,028 increase in working capital were a $1,162,268 growth in the Company's net investment in inventories (increase in inventories less increase in accounts payable), which was financed through a $2,369,468 increase under the Company's financing agreement, a long-term liability.

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

         For the year ended March 31, 1999, the Company used $1,231,117 of cash in its operations compared to $2,288,736 used in operations in the year ended March 31, 1998. The primary reason for the $1,057,619 reduction in the use of cash in operations was the Company's net loss of $577,766 compared to the prior year's loss of $2,054,470. Beyond the $1,476,704 net loss, the Company recorded an incremental amount of $312,177 of non-cash depreciation and amortization, amortization of debt issuance costs, and $650,000 in non-cash effective interest expense that are added back to the Company's operating cash flow.

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

         Under the Frampton agreement, Frampton lent $500,000 and Europe American Capital Foundation, another affiliate under common control, lent $150,000 in the form of a convertible, subordinated debenture due December 31, 1999. The debentures each bear a 5% interest rate and will be convertible into the Company's Series E Stock at the lenders' option. The conversion price was $0.10 per share. That price was discounted 50% from the then current market price (November 10, 1998) reflecting a discount for the illiquidity of the shares, which do not carry any registration rights. The Company recorded a $650,000 non-cash effective interest expense to recognize the beneficial conversion feature of this debenture. The effective interest expense represents a non-cash item that is effectively offset dollar for dollar in stockholders' equity by an increase in additional paid-in capital. Subsequently, in May 1999, the lenders agreed to amend the conversion price to $0.20 per share, which equaled the full market price on the date of the original business transaction. The Company had previously recognized in the fiscal year ending March 31, 1999 a $650,000 effective interest expense for the beneficial conversion. Upon this amendment, the Company applied the provision of EITF 96-19 to recognize this modification of debt terms as an extinguishment of debt. This resulted in an extraordinary gain of $650,000, which was recognized in the first quarter ending June 30, 1999. Additionally, due to the change in the Series E stock price at the modification date, the proceeds would be allocable to the beneficial conversion feature, and therefore recognized as interest expense.

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

         As of March 31, 1999, the Company is a defendant in a lawsuit with a former landlord of a retail site the Company vacated in August 1997. The plaintiff seeks damages ranging to $300,000. The Company has accrued $41,000 at March 31, 1999 as an approximate settlement amount based on management's assessment of the matter, mainly that the landlord allowed the retail mix of the mall site to change from a contractually agreed minimum percentage level of retail tenants. As the action is in the discovery phase at March 31, 1999, the actual outcome could differ from management's estimate. A trial date has been set for September 1999.

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

Trends Affecting Liquidity, Capital Resources and Operations

         As a result of its planned merchandise mix change to emphasize specialty and educational toys, the Company enjoyed significant sales and gross profits in fiscal 1999. Same can be attributed to the expansion of its collectible die cast cars, specialty yo-yo's, Rokenbok and Learning Curve toys, and the continued strength of Beanie Babies(R) and other plush and educational toys. While the Company believes these particular toys will remain popular with its customer base for the remainder of calendar year 1999, there can be no assurance that these particular specialty toys will continue to contribute strongly to the Company's sales and gross profits. However, the history of the toy industry indicates that there is generally at least one highly popular toy every year.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company's independent auditor since February 20, 1997 has been Haskell & White LLP.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Officers and Directors

         The following table sets forth the names, ages, and titles of all directors and officers of the Company:

         Name                           Age               Position

         Harold Rashbaum                 72               Chairman of the Board

         Richard Brady                   47               Chief Executive Officer, President and Director

         James Frakes                    42               Chief Financial Officer, Secretary and Director

         Moses Mika                      78               Director

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


                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation                             Long-Term Compensation

                                                                                      Awards                       Payouts
                                                                                                Securities
                                                                                Restricted      Underlying             All Other
                                                                              Stock Award(s)     Options/     LTIP    Compen-sation
                                                                                    ($)            SARs       Payouts         ($)
Name and Principal          Year      Salary    Bonus(#) ($)  Other Annual
Position                                                      Compen-sation
   Richard Brady
     President,  CEO,
    and Director            1999      124,500    --           8,579 (1)       --               --             --         --
                            1998      120,000    --           8,579 (1)       25,000(2)        --             --         --
                            1997      108,000    --           6,179(2)        --               --             --         --

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

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's outstanding Common Stock as of July 12, 1999, by (i) each beneficial owner of 5% or more of the Company's Common Stock; (ii) each of the Company's executive officers, directors, and key employees; and (iii) all executive officers, directors, and key employees as a group:

------------------------------------------------------- ----------------------------------- ------------------------------------
                   Name and Address                              Number of Shares                 Percent of Common Stock
                 of Beneficial Owner                           Beneficially Owned1                 Beneficially Owned2,3
                 -------------------                           ------------------                  ------------------

------------------------------------------------------- ----------------------------------- ------------------------------------
Harold Rashbaum 4
c/o Play Co. Toys & Entertainment Corp.                                 --                                  --
550 Rancheros Drive
San Marcos, CA 92069
------------------------------------------------------- ----------------------------------- ------------------------------------
Richard Brady
c/o Play Co. Toys & Entertainment Corp.                               25,587                                 *
550 Rancheros Drive
San Marcos, CA 92069
------------------------------------------------------- ----------------------------------- ------------------------------------
James B. Frakes 5
c/o Play Co. Toys & Entertainment Corp.                               20,000                                --
550 Rancheros Drive
San Marcos, CA 92069
------------------------------------------------------- ----------------------------------- ------------------------------------
Moses Mika
c/o Play Co. Toys & Entertainment Corp.                                   --                                --
550 Rancheros Drive
San Marcos, CA 92069
------------------------------------------------------- ----------------------------------- ------------------------------------
United Textiles & Toys Corp. 6
1410 Broadway, Suite 1602                                           2,489,910                               --
New York, NY 10018
------------------------------------------------------- ----------------------------------- ------------------------------------
Breaking Waves, Inc. 4
112 West 34th Street                                                1,400,000                              25.4%
New York, New York  10120
------------------------------------------------------- ----------------------------------- ------------------------------------
Multimedia Concepts International, Inc.7
1410 Broadway, Suite 1602                                               --                                  --
New York, NY 10018
------------------------------------------------------- ----------------------------------- ------------------------------------
ABC Fund, Ltd. 8
Riva Caccia
Lugano, Switzerland CH-900                                              --                                  --
------------------------------------------------------- ----------------------------------- ------------------------------------
Europe American Capital Foundation ("EACF")9
Via Cantonale
Lugano, Switzerland CH-900                                              --                                  --
------------------------------------------------------- ----------------------------------- ------------------------------------
Volcano Trading Limited 10
Via Cantonale
Lugano, Switzerland CH-900                                              --                                  --
------------------------------------------------------- ----------------------------------- ------------------------------------
Officers and Directors as a Group                                     35,587                                 *
(4 persons)4,5
------------------------------------------------------- ----------------------------------- ------------------------------------

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

         In November 1998, the Company entered into an agreement with Frampton to secure additional financing. Pursuant to the agreement, Frampton loaned $500,000 in the form of a convertible, subordinated debenture due December 31, 1999. The debenture bears a 5% interest rate and initially was convertible into Series E Stock at a price of $0.10 per share at Frampton's option. This price represents a 50% discount from the then current (November 10, 1998) market price reflecting a discount for the illiquidity of the shares, which do not carry any registration rights. In May 1999, Frampton agreed to amend the conversion price to $0.20 per share, which represents the full market price on the date of the original business transaction. The $.20 per share conversion price however, represented a significant discount from the market price at the date of amendment.

Europe American Capital Foundation

         In November 1998, the Company entered into an agreement with EACF, an entity which beneficially controls the Company, to secure additional financing. Pursuant to the agreement, EACF loaned $150,000 in the form of a convertible, subordinated debenture due December 31, 1999. The debenture bears a 5% interest rate and initially was convertible into Series E Stock at a price of $0.10 per share at EACF's option. This price represents a 50% discount from the then current (November 10, 1998) market price reflecting a discount for the illiquidity of the shares, which do not carry any registration rights. In May 1999, EACF agreed to amend the conversion price to $0.20 per share, which represents the full market price on the date of the original business transaction. The $.20 per share conversion price however, represented a significant discount from the market price at the date of amendment.

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

  1.1               Form of Underwriting Agreement. See (ii) above.
  3.1               Certificate of Incorporation of the Company dated June 15, 1995. See (i) above.
  3.2               Amendment to Certificate of Incorporation of the Company, filed July 2, 1997. See (ii) above).
  3.2(a)            Amendment to  Certificate  of  Incorporation  of the Company,  filed August 11, 1997.  See (ii)
  3.2(b)*           Amendment to Certificate of Incorporation of the Company, filed May 9, 1996
  3.2(c)*           Amendment to Certificate of Incorporation of the Company, filed August 13, 1996
  3.2(d)*           Amendment to Certificate of Incorporation of the Company, filed March 24, 1997
  3.2(e)*           Amendment to Certificate of Incorporation of the Company, filed May 29, 1998
  3.2(f)*           Amendment to Certificate of Incorporation of the Company, filed May 12, 1999
  3.2(g)*           Amendment to Certificate of Incorporation of the Company, filed May 25, 1999
  3.3               By-Laws of the Company. See (i) above.
  4.1               Specimen Common Stock Certificate See (i) above).
  4.2               Specimen Series E Redeemable Purchase Warrant Certificate. See (ii) above
  4.3               Specimen Series E Preferred Stock Certificate. See (ii) above
  4.4               ESOP Plan See (i) above).
  4.5               Form of Warrant Agreement  between the Company,  the Underwriter and Continental Stock Transfer
                    Trust Company See (i) above.
10.26               Lease Agreement for Store - Chula Vista. See (i) above.
10.27               Lease Agreement for Store - El Cajon. See (i) above.
10.29               Lease Agreement for Store - Simi Valley. See (i) above.
10.30               Lease Agreement for Store - Encinitas. See (i) above.
10.34               Lease Agreement for Store - Redlands. See (i) above.
10.35               Lease Agreement for Store - Rancho Cucamonga. See (i) above.
10.36               Lease Agreement for Store - Woodland Hills. See (i) above.
10.37               Lease Agreement for Warehouse - Executive Offices. See (i) above.
10.38               Lease Agreement for Store - Pasadena. See (i) above.
10.41               The Company Incentive Stock Option. Plan See (i) above.
10.44               Lease Agreement for Store - Corona Plaza. See (i) above.
10.50               Extension of Warehouse Lease. See (i) above.
10.75                Asset Purchase Agreement for the purchase of Toys International - (incorporated by reference herein to exhibit
                     10.75 of  the Company's 10-QSB for the period ended  December 31, 1996 filed with the Commission).
10.77                Lease Agreement for Store - Santa Clarita International (incorporated by reference herein to exhibit 10.77 of the Company's 10-KSB for the year ended March 31, 1997, filed with the Commission).
10.78                Lease Agreement for Store - South Coast Plaza International (incorporated  by reference herein to exhibit 10.78 of the Company's 10-KSB for the year ended March 31,1997, filed with the Commission).
10.79                Lease Agreement for Store - Century City International (incorporated by reference herein to exhibit 10.79 of the Company's 10-KSB for the year ended March 31, 1997, filed with the Commission).
10.80                Lease Agreement for Store - Crystal Court International (incorporated by reference herein to exhibit 10.80 of the Company's 10-KSB for the year ended March 31, 1997, filed with the Commission).
10.81                Lease Agreement for Store - Orange County (incorporated by reference herein to exhibit (i) of the Company's
                     10-QSB/A-1 for the period ended September 30, 1995 filed with the Commission).
10.85                Lease Agreement for Store - Mission Viejo (incorporated by reference herein to exhibit (iv) of the Company's
                     10-QSB for the period ended December 31, 1995).
10.86                Subscription Agreement between the Company and Volcano Trading Limited dated June 30, 1997. (incorporated by reference herein to exhibit 10.86 to the Company's Registration Statement on Form SB-2, Registration No.
                     333-32051.
10.87                Lease Agreement for Store - Clairemont (incorporated by reference herein to exhibit 10.87 of the Company's
                     10-QSB/A-1 for the period ended September 30, 1997).
10.88                Lease Agreement for Store - Redondo Beach (incorporated by reference herein to exhibit 10.88 of the Company's
                     10-QSB/A-1 for the period ended September 30, 1997).
10.89                Lease Agreement for Store - Arizona Mills (incorporated by reference herein to exhibit 10.89 of the Company's
                     10-QSB/A-1 for the period ended September 30, 1997).
10.90                FINOVA Loan and Security Agreement (incorporated by reference herein to exhibit 10.90 of the Company's 10-QSB for the period ended December 31, 1997)
10.91                Schedule to Loan and Security Agreement (incorporated by reference herein to exhibit 10.91 of the Company's
                     10-QSB for the period ended Dec. 31, 1997).
10.92                Lease Agreement for Store - City Mills (incorporated by reference herein to exhibit 10.92 of the Company's
                     10-KSB for the fiscal year ended March 31, 1998).
10.93                Lease Agreement for Store - Fashion Outlet of Las Vegas (incorporated by reference herein to exhibit 10.93 of the Company's 10-KSB for the fiscal year ended March 31, 1998).
10.93(a)             Fixture Financing Agreements
10.93(b)             Letter from Ilan Arbel, dated May 15, 1998, re: funding of Company's operations (incorporated by reference herein to exhibit 10.93(b) of the Company's 10-KSB/A-2 for the fiscal year ended March 31, 1998).
10.94                Lease Agreement for Store-Concord Mills (Play Co. Toys) (incorporated by reference herein to exhibit 10.94 of the Company's 10-QSB for the period ended June 30, 1998).
10.95                Lease Agreement for Store-Katy Mills (Play Co. Toys) (incorporated by reference herein to exhibit 10.95 of the Company's 10-QSB for the period ended June 30, 1998).
10.96                Lease Agreement for Store-Concord Mills (Toy Co.) (incorporated by reference herein to exhibit 10.96 of the
                     Company's 10-QSB for the period ended June 30, 1998).
10.97                Lease Agreement for Store-Katy Mills (Toy Co.) (incorporated by reference herein to exhibit 10.97 of the
                     Company's 10-QSB for the period ended June 30, 1998).
10.98                Lease Agreement for Store-Ontario Mills (Toy Co.) (incorporated by reference herein to exhibit 10.98 of the
                     Company's 10-QSB for the period ended June 30, 1998).
10.99                Amendment No. 1 to Finova Loan Agreement (incorporated by reference herein to exhibit 10.99 of the Company's
                     10-QSB for the period ended June 30, 1998).
10.100               Amendment No. 1 to Lease Agreement for Store-Rancho Cucamonga (Play Co. Toys) (incorporated by reference herein to exhibit 10.100 of the Company's 10-QSB for the period ended June 30, 1998).
10.101               Company & Corporate  Relations  Group,  Inc.  Lead  Generation/Corporate
                     Relations  Agreement,  dated July 22, 1998  (incorporated by reference herein to exhibit  10.101 of the  Company's  10-QSB for the period  ended June 30,  1998).
10.103               Promissory Note with Amir Overseas  Capital Corp.  (dated  September 18,
                     1998)  (incorporated  by  reference  herein to exhibit  10.103 of the  Company's
                     10-QSB for the period ended September 30, 1998).
10.104               Promissory Note with Amir Overseas Capital Corp. (dated November 9, 1998) (incorporated by reference herein to exhibit 10.104 of the Company's 10-QSB for the period ended September 30, 1998).
10.105               Lease Agreement for Store - Dallas  (incorporated by reference herein to exhibit 10.105 of the Company's 10-QSB
                     /A-1 for the period ended September 30, 1998).
10.106               Lease Agreement for Store - Thousand Oaks (incorporated by reference herein to exhibit 10.106 of the Company's
                     10-QSB/A-1 for the period ended September 30, 1998).
10.107               Lease Agreement for Store - Detroit (incorporated by reference herein to exhibit 10.107 of the Company's 10-QSB
                     /A-1 for the period ended September 30, 1998).
10.108               Lease Agreement for Store - Chicago  (incorporated by reference herein to exhibit 10.108 of the Company's
                     10-QSB/A-1 for the period ended September 30, 1998).
10.109               Lease Agreement for Store - Orange County (incorporated by reference herein to exhibit 10.109 of the Company's
                     10-QSB/A-1 for the period ended September 30, 1998).
10.110               Phoenix Leasing Incorporated Loan and Security Agreement and Ancillary Documents (October 1998) (incorporated by reference herein to exhibit 10.109 of the Company's 10-QSB/A-1 for the period ended September 30, 1998).
10.111               Agreement by and between the Company and ZD Group, L.L.C., dated November 11, 1998  (incorporated by reference herein to exhibit 10.111 of the Company's 10-QSB for the period ended December 31, 1998).
10.112               Intercreditor and Subordination Agreement by and between ZD Group, L.L.C. and FINOVA Capital Corporation, dated
                     February 11, 1999 (incorporated by reference herein to exhibit 10.112 of the Company's 10-QSB for the period ended December 31, 1998).
10.113               5% Convertible Secured Subordinated Debenture in favor of Frampton Industries, Ltd., dated November 11, 1998
                     (incorporated by reference herein to exhibit 10.113 of the Company's 10-QSB for the period ended December 31,
                     1998).
10.114               Subordinated Security Agreement by and between the Company and Frampton Industries, Ltd., dated November 11,
                     1998 (incorporated by reference herein to exhibit 10.114 of the Company's 10-QSB for the period ended December
                     31, 1998).
10.115               Intercreditor and Subordination Agreement by and between Frampton Industries, Ltd. and FINOVA Capital
                     Corporation, dated February 11, 1999 (incorporated by reference herein to exhibit 10.115 of the Company's 10-
                     QSB for the period ended December 31, 1998).
10.115(a)            Third Amendment to Loan and Security Agreement by and between the Company and FINOVA Capital Corporation, dated December 1998 (incorporated by reference herein to exhibit 10.115(a) of the Company's 10-QSB/A-1 for the period ended December 31, 1998).
10.116               Fourth (initially filed as "Third") Amendment to Loan and Security Agreement by and between the Company and
                     FINOVA Capital Corporation, dated February 11, 1999 (later renamed "Fourth" Amendment) (incorporated by reference herein to exhibit 10.116 of the Company's 10-QSB for the period ended December 31, 1998).
10.117               Letter of Intent by and between the Company and Frampton Industries, Inc., dated January 4, 1999 (incorporated by reference herein to exhibit 10.117 of the Company's 10-QSB for the period ended December 31, 1998).


10.118               Fifth Amendment to Loan and Security Agreement by and between the Company and FINOVA Capital Corporation, dated
                     March 1999 (incorporated by reference herein to exhibit 10.118 of the Company's 10-QSB/A-1 for the period ended
                     December 31, 1998).
10.119               Typhoon Capital Consultants, LLC agreement dated February 1,1999  (incorporated by reference herein to exhibit
                     10.118 of the Company's 10-QSB/A-1 for the period ended December 31, 1998).
10.120*              5% Convertible Secured  Subordinated  Debenture in favor of Europe American Capital Foundation, dated November 11, 1998
10.121*              Amendment to Lease Agreement - Tutti Animali.
10.122*              Lease Agreement for Store - Aladdin.
10.123*              Lease Agreement for Store - Pier 39.
10.124*              Lease Agreement for Store - Opry Mills.
10.125*              Lease Agreement for Store - Mission Viejo.
10.126*              Fixture Financing Agreement with Premier Capital Corp., dated October 15, 1998.
10.127*              Lease Agreement for Store - Venetian.
10.128*              Lease Agreement for Store - Woodfield Mall.
10.129*              Amendment to Lease Agreement - Rancho Cucamonga.
10.130*              Promissory Notes - Full Moon Development, Inc.
21.01*               Subsidiaries.
27.01*               Financial Data Schedule.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of July 1999.

                                    PLAY CO. TOYS & ENTERTAINMENT CORP.


                                    By:     /s/ Richard Brady
                                            Richard Brady, Chief Executive
                                            Officer and President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.0

/s/ Harold Rashbaum                         Chairman of the                     7/13/99
Harold Rashbaum                             Board of Directors                  Date


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

As discussed in Note 11, the Company restated its previously issued 1998 financial statements. Further, as discussed in Note 14, the Company has restated its previously issued 1999 financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Play Co. Toys & Entertainment Corp. at March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.

                                                             HASKELL & WHITE LLP

Irvine, California
June 24, 1999, except for
   Notes 6, 11, and 14, which
   are as of April 10, 2000

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)
                 See accompanying notes to financial statements.


                                 Balance Sheets

                                 ASSETS (Note 4)

                                                                                             March 31,

                                                                                     1999
                                                                                   Restated
                                                                                  (Note 14 )             1998
                                                                                ---------------    ----------
Current

     Cash                                                                       $       125,967    $        648,986
     Restricted certificates of deposit (Notes 2 and 4)                                 350,000             250,000
     Accounts receivable                                                                 98,276              78,594
     Merchandise inventories                                                         11,506,284           7,872,804
     Other current assets                                                             1,241,629             183,928
                                                                                ---------------    ----------------

                  Total current assets                                               13,322,156           9,034,312

Property and equipment, net of accumulated
     depreciation and amortization of $4,058,603 and
     $3,414,235, respectively (Note 3)                                                5,348,175           2,782,386

Restricted certificate of deposit (Notes 2 and 4)                                     2,000,000           2,000,000

Deposits and other assets (Note 4)                                                      411,427             323,189
                                                                                ---------------    ----------------

                                                                                $    21,081,758    $     14,139,887
                                                                                ===============    ================

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)
                 See accompanying notes to financial statements.

                                 Balance Sheets

                      Liabilities and Stockholders' Equity

                                                                                             March 31,
                                                                                ----------------------
                                                                                     1999                1998
                                                                                   Restated            Restated
                                                                                   (Note 14)           (Note 11)
                                                                                ---------------    -------------
Current

     Accounts payable                                                           $     5,611,442    $      3,505,230
     Accrued expenses and other liabilities                                             595,008             726,601
     Current portion of capital lease obligations (Note 5)                              227,197                   -
     Current portion of notes payable (Note 6)                                        1,125,000             350,000
                                                                                ---------------    ----------------

                  Total current liabilities                                           7,558,647           4,581,831

Borrowings under financing agreement (Note 4)                                         7,814,666           5,445,198

Capital lease obligations, net of current portion (Note 5)                              585,681                   -

Notes payable, net of current portion (Note 6)                                                -           1,500,000

Deferred rent liability (Note 9)                                                        126,769             110,351
                                                                                ---------------    ----------------

                  Total liabilities                                                  16,085,763          11,637,380
                                                                                ---------------    ----------------

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 9, 10 and 13)

Stockholders' equity (Note 11)
     Series E convertible preferred stock, $1 par value,
       10,000,000 shares authorized; 5,883,903 and 4,200,570 shares outstanding, respectively, full liquidation value of $5,883,903 and $4,200,570, net of
       unamortized   discount  of  $1,842,252   and  $1,916,644  for  beneficial
       conversion

       feature (Note 11)                                                              5,761,101           3,974,376
     Series F convertible preferred stock, $.01 par value,
       5,500,000 shares authorized, none outstanding                                          -                   -
     Common stock, $.01 par value, 51,000,000 shares authorized; 5,503,519 and
       4,103,519 shares outstanding, respectively                                        55,035              41,035
     Additional paid-in capital                                                      15,906,172          12,927,918
     Accumulated deficit                                                            (16,726,313)        (14,440,822)
                                                                                ---------------    ----------------

                  Total stockholders' equity                                          4,995,995           2,502,507
                                                                                ---------------    ----------------

                                                                                $    21,081,758    $     14,139,887
                                                                                ===============    ================

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)
                 See accompanying notes to financial statements.


          Statements of Operations and Comprehensive Net Income (Loss)

                                                                                       Years Ended March 31,
                                                                                ----------------------------
                                                                                     1999                1998
                                                                                   Restated            Restated
                                                                                   (Note 14)           (Note 11)
                                                                                ---------------    -------------

Net sales                                                                       $    34,371,230    $     22,568,527

Cost of sales                                                                        19,590,784          13,689,599
                                                                                ---------------    ----------------

                  Gross profit                                                       14,780,446           8,878,928
                                                                                ---------------    ----------------

Operating expenses

     Operating expenses (Notes 9 and 10)                                             12,727,010           8,864,607
     Litigation related expenses (Note 7)                                                27,659             583,541
     Depreciation and amortization                                                      986,342             671,282
                                                                                ---------------    ----------------

                  Total operating expenses                                           13,741,011          10,119,430
                                                                                ---------------    ----------------

Operating income (loss)                                                               1,039,435          (1,240,502)
                                                                                ---------------    ----------------

Interest expense  (Note 4)
     Interest and finance charges                                                       855,074             617,119
     Amortization of debt issuance costs                                                109,977             196,849
     Effective non-cash interest for beneficial conversion feature (Note 6)             650,000                   -
                                                                                ---------------    ----------------

                  Total interest expense                                              1,615,051             813,968
                                                                                ---------------    ----------------

Net loss before income taxes                                                           (575,616)         (2,054,470)

Provision for income taxes (Note 8)                                                       2,150                   -
                                                                                ---------------    ----------------

Net loss                                                                               (577,766)         (2,054,470)

Other items of comprehensive income (loss)                                                    -                   -
                                                                                ---------------    ----------------

Comprehensive net loss                                                          $      (577,766)   $     (2,054,470)
                                                                                ===============    ================

Calculation of basic and diluted loss per share:

     Net loss                                                                   $      (577,766)   $     (2,054,470)

     Effects of non-cash dividends on convertible
        preferred stock (Note 11)                                                    (1,707,725)         (1,473,806)
                                                                                ---------------    ----------------

Net income (loss) applicable to common shares                                   $    (2,285,491)   $     (3,528,276)
                                                                                ===============    ================

Basic and diluted income (loss) per common share

     and share equivalents                                                      $          (.50)   $          (.86)
                                                                                ===============    ===============

Weighted average number of common shares and

     share equivalents outstanding                                                    4,590,642           4,098,971
                                                                                ===============    ================


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)


                       Statements of Stockholders' Equity
                       Years Ended March 31, 1999 and 1998

                                                          Preferred Stock
                                    -----------------------------------------------------------
                                             Series E                        Series F                       Common Stock
                                    --------------------------    -----------------------------     ----------------------------
                                      Shares         Amount          Shares          Amount             Shares         Amount
                                    -----------   ------------    -----------     -------------     ------------     -----------

Balance, April 1, 1997                2,500,570   $  2,500,570              -     $          -         4,083,519     $    40,835
Issuance of Common Stock for cash             -              -              -                -            20,000             200
Issuance of Series E Preferred Stock
   for cash                             950,000              -              -                -                 -               -
Issuance of Series E warrants for cash        -              -              -                -                 -               -
Issuance of Series E Preferred
   Stock and warrants for cash,
   net of offering expenses             750,000              -              -                -                 -               -
Non-cash dividend to amortize
   discount on Series E (Note 11)             -      1,473,806              -                -                 -               -
Net loss for the year                         -              -              -                -                 -               -
                                    -----------   ------------    -----------     ------------      ------------     -----------

Balance, March 31, 1998               4,200,570      3,974,376              -                -         4,103,519          41,035
Conversion of debt and accrued
   interest to Series E
   Preferred Stock                    1,533,333              -              -                -                 -               -
Issuance of Series E Preferred Stock
   for cash                             100,000              -              -                -                 -               -
Issuance of Series E Preferred Stock
   to consultants                             -              -              -                -                 -               -
Issuance of Series E Preferred Stock
   to officers                           50,000         79,000              -                -                 -               -
Issuance of Common Stock for cash
   and inventories                            -              -              -                -         1,400,000          14,000
Non-cash dividend to amortize discount
   on Series E (Note 11)                      -      1,707,725              -                -                 -               -
Beneficial conversion feature for
   convertible debentures(Note 6)             -              -              -                -                 -               -
Miscellaneous adjustments                     -              -              -                -                 -               -
Net income for the year                       -              -              -                -                 -               -
                                    -----------   ------------    -----------     ------------      ------------     -----------

Balance, March 31, 1999               5,883,903      5,761,101              -                -         5,503,519          55,035

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                       Statements of Stockholders' Equity
                       Years Ended March 31, 1999 and 1998

                                      Additional                               Total
                                       Paid-In          Accumulated         Stockholders'
                                        Capital           Deficit              Equity
                                     -------------     -------------        -------------

Balance, April 1, 1997                  $  9,374,177   $  (10,912,546)      $ 1,003,036
Issuance of Common Stock for cash                300                -               500
Issuance of Series E Preferred Stock
   for cash                                1,200,000                -         1,200,000
Issuance of Series E warrants for cash        50,000                -            50,000
Issuance of Series E Preferred
   Stock and warrants for cash,
   net of offering expenses                2,303,441                -         2,303,441
Non-cash dividend to amortize
   discount on Series E (Note 11)                  -       (1,473,806)                -
Net loss for the year                              -       (2,054,470)       (2,054,470)
                                        ------------      -------------     ------------

Balance, March 31, 1998                   12,927,918      (14,440,822)        2,502,507
Conversion of debt and accrued
   interest to Series E
   Preferred Stock                         1,533,333                -         1,533,333
Issuance of Series E Preferred Stock
   for cash                                  100,000                -           100,000
Issuance of Series E Preferred Stock
   to consultants                             43,750                -            43,750
Issuance of Series E Preferred Stock
   to officers                                     -                -            79,000
Issuance of Common Stock for cash
   and inventories                           651,000                -           665,000
Non-cash dividend to amortize discount
   on Series E (Note 11)                           -       (1,707,725)                -
Beneficial conversion feature for
   convertible debentures(Note 6)            650,000                -           650,000
Miscellaneous adjustments                        171                -               171
Net income for the year                            -         (577,766)         (577,766)
                                        ------------      -------------     ------------
Balance, March 31, 1999                   15,906,172      (16,726,313)         4,995,995

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)


                       Statements of Cash Flows (Note 12)

                                                                                       Years Ended March 31,

                                                                                     1999
                                                                                    Restated
                                                                                   (Note 14)             1998
                                                                                ---------------    ----------

Cash flows from operating activities:

     Net (loss)                                                                 $      (577,766)   $     (2,054,470)
     Adjustments to reconcile net income (loss) to net cash
       used for operating activities:
         Depreciation and amortization                                                  983,459             671,282
         Effective interest for beneficial conversion feature                           650,000                   -
         Stock compensation                                                              79,000                   -
         Loss on abandonment of assets                                                        -              45,255
         Amortization of debt issuance costs                                            109,977             196,849
         Deferred rent                                                                   16,418             (16,574)
     Increase (decrease) from changes in:

         Accounts receivable                                                            (19,682)            (18,388)
         Merchandise inventories                                                     (3,268,480)         (1,779,874)
         Other current assets                                                        (1,123,757)             63,385
         Deposits and other assets                                                      (88,238)           (195,241)
         Accounts payable                                                             2,106,212             381,379
         Accrued expenses and other liabilities                                         (98,260)            417,661
                                                                                ---------------    ----------------
                  Cash used for operating activities                                 (1,231,117)         (2,288,736)
                                                                                ---------------    ----------------

Cash flows from investing activities:

     Purchase of restricted certificates of deposit                                    (100,000)         (2,250,000)
     Purchases of property and equipment                                             (2,699,819)         (1,023,273)
                                                                                ---------------    ----------------

                  Cash used for investing activities                                 (2,799,819)         (3,273,273)
                                                                                ---------------    ----------------


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)
                 See accompanying notes to financial statements.

                 Statements of Cash Flows (Note 12) (continued)

                                                                                       Years Ended March 31,

                                                                                     1999
                                                                                   Restated
                                                                                   (Note 14)             1998
                                                                                ---------------    ----------

Cash flows from financing activities:

     Change in bank overdraft                                                   $             -    $       (135,325)
     Borrowings under financing agreements                                           43,239,568          33,560,443
     Repayments under financing agreements                                          (40,870,100)        (32,554,120)
     Proceeds from notes payable                                                      2,700,000           1,750,000
     Repayment of notes payable                                                      (1,925,000)           (141,666)
     Repayments under capital leases                                                    (36,551)                  -
     Proceeds from issuance of common stock                                              14,000                 500
     Proceeds from issuance of preferred stock                                          386,000           3,390,450
     Proceeds from issuance of preferred stock warrants                                       -             162,991
                                                                                ---------------    ----------------

                  Cash provided by financing activities                               3,507,917           6,033,273
                                                                                ---------------    ----------------

Net (decrease) increase in cash                                                        (523,019)            471,264

Cash, beginning of year                                                                 648,986             177,722
                                                                                ---------------    ----------------

Cash, end of year $                                                                     125,967        $    648,986
                                                                                ===============    ================

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

                         Affiliates Under Common Control
                    Name of Entity and Nature of Affiliation

     United Textiles & Toys Corp. ("UTTC"): A company that held a majority of the Company's common stock through November 1998 and 45.2% since the Breaking Waves, Inc. investment in Common Stock (see below and Note 11). Ilan Arbel is the President of UTTC. The Company is influenced to a significant degree by UTTC. The Company bases its conclusion that it is influenced to a significant degree by UTTC on several factors. During the period of April 1, 1998 through November 23, 1998, which represented a majority of the fiscal year ended March 31, 1999, UTTC owned approximately 61% of the Company's common stock. From November 24, 1998 through March 31, 1999, UTTC owned 44.9% of the Company's common stock. Therefore, for over seven months of the fiscal year, UTTC maintained a majority voting interest in the Company. It is the Company's position that UTTC's 44.9% ownership position also represented de facto voting control over the Company's Common Stock at fiscal year-end, since it would be extremely difficult for the various small block shareholders that represent the remaining 55.1% interest to actually achieve the necessary votes to garner 45% (the percentage needed to outvote UTTC) of the vote. Additionally there are significant affiliate relationships that help enforce UTTC's influence, to a significant degree, over the Company. The President of UTTC is the son-in-law of Harold Rashbaum, the President of Shopnet.com ("Shopnet") and Breaking Waves, Inc. ("Breaking Waves"), who in turn is the Chairman of the Company. Breaking Waves owns approximately 25% of the Company's Common Stock. The combination of Breaking Waves' 25% position and UTTC's 44.9% position yields a 69.9% voting interest in the Company. Moses Mika, the father of the President of UTTC, and Harold Rashbaum occupy two of the four seats on the Company's Board of Directors.

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

     The following chart graphically depicts the Company's ownership structure at March 31, 1999 for those entities under common control:

                       Europe American Capital Foundation
                 / /                   ||               \\
                / /                    \/                \\
Frampton Industries (100%) American Telecom PLC (80.0%)    ABC Fund, Ltd. (20%)
                                     (100%)
                                       ||
                                       \/
                                U.S. Stores Corp.
                                     (62.2%)
                                       ||
                                       \/
                     Multimedia Concepts International, Inc.
                                     (78.5%)
                                       ||
                                       \/
                          United Textiles & Toys Corp.
                                     (45.2%)
                                       ||
                                       \/  (60.1% through November 24, 1998)
                       Play Co. Toys & Entertainment Corp.

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

     For the year ended March 31, 1999, there is no difference between basic and diluted loss per common share as the effects of stock options or warrants and conversion of preferred stock are anti-dilutive given the net loss applicable to common shares for each year.

     As of March 31, 1999 and 1998, potentially dilutive securities outstanding which were not included in the calculation of basic and diluted net loss per common share consist of the following:

                                                                                      Potential Common Shares
                                                                                             March 31,

                                                                                     1999                1998
                                                                                ---------------    ----------
         Common shares issuable upon:
         Conversion of Series E Preferred Stock;  5,883,903 and 4,200,570 shares outstanding, respectively, each convertible into six shares of Common
         Stock, subject to holding periods.                                          35,303,418          25,203,420

         Exercise of 2,000,000 outstanding warrants to purchase 2,000,000 shares of convertible Series E Preferred Stock, each share of Series E then convertible into six shares of Common Stock, subject to holding periods. 12,000,000 12,000,000

         Conversion of  debentures  (Note 6) into  6,500,000  shares of Series E
         Preferred Stock, each share of Series E then convertible into six shares of Common Stock, subject to holding periods. Subsequently reduced to 19,500,000 upon amendment of debenture

         (Note 6).                                                                   39,000,000                   -

         Exercise of employee stock options                                              30,000              30,000
                                                                                ---------------    ----------------

                                                                                     86,333,418          37,233,420
                                                                                ===============    ================

Statements of Cash Flows

     For purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

     The carrying amount of the Company's financial instruments, consisting of cash, certificates of deposit, accounts receivable, and accounts payable, approximates their fair value due to the relatively short maturity of these instruments.

     The fair value of the Company's financing agreement approximates the carrying value due to the variable interest rate feature of the agreement. The fair value of the Company's other long-term debt arrangements are considered to approximate fair value, given such features as lower interest rates coupled with conversion features.

     For short-term debt arrangements, the Company estimates the fair value of these obligations in relation to the interest rate on its primary financing arrangement. As of March 31, 1999 and 1998, the effects of imputing interest on these obligations is considered to be immaterial (Note 6).

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

Effect of New Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. This pronouncement, which is effective for fiscal years beginning after December 15, 1997, was adopted by the Company during the fiscal year ending March 31, 1999 without impact to the financial statements for either of the years ended March 31, 1999 or 1998.

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

2.       Restricted Certificates of Deposit

     At March 31, 1999 and 1998, the Company has three certificates of deposit which are restricted as to their nature. The first, in the amount of $2,000,000, represents collateral against a letter of credit securing financing under the FINOVA Capital Corporation agreement ("FINOVA Financing") (Note 4) and is classified as a non-current asset since the funds in the certificate of deposit will remain restricted until the letter of credit expires or is released by FINOVA Capital Corporation ("FINOVA"). The second, in the amount of $250,000, is collateral for a facility for letters of credit. The third, in the amount of $100,000, is to cover an increase on the previously mentioned letter of credit facility.

3.       Property and Equipment

         Property and equipment consisted of the following:

                                                                                             March 31,
                                                                                ----------------------
                                                                                     1999                1998
                                                                                ---------------    ----------

         Furniture, fixtures and equipment                                      $     5,968,292    $      4,222,586
         Leasehold improvements                                                       2,763,711           1,551,760
         Signs                                                                          501,798             317,363
         Vehicles                                                                       104,912             104,912
         Construction in progress                                                        68,065                   -
                                                                                ---------------    ----------------
                                                                                      9,406,778           6,196,621

         Accumulated depreciation and amortization                                   (4,058,603)         (3,414,235)
                                                                                ---------------    ----------------

                                                                                $     5,348,175    $      2,782,386
                                                                                ===============    ================

         The following is a summary of property and equipment held under capital leases (Note 5) at March 31, 1999:

         Furniture and fixtures                                                                    $        849,429

         Less accumulated depreciation                                                                     (112,584)
                                                                                                   ----------------

                                                                                                   $        736,845

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

     In connection with the Congress Financing, and the previous bank line of credit agreement, European American Capital Corp. ("EACC"), an affiliate (Note
1), provided a $2,000,000 letter of credit for collateral. As compensation to EACC, the Company granted EACC options ("EACC Options"), to acquire shares of Common Stock and Preferred Stock, the aggregate value of which was $458,000. The method used to value these options is discussed in Note 11. The aggregate $458,000 was initially included in other assets, as debt issuance costs, and additional paid-in capital. The option values were amortized in prior fiscal years into interest expense through the February 1, 1998 maturity of the Congress Financing. The final period of amortization resulted in aggregate interest charges of $196,849 for the year ended March 31, 1998, and as such, no interest expense was amortized for the year ended March 31, 1999.

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

     The FINOVA Financing also includes various other covenants, two of which the Company violated during the year by exceeding the specified maximum levels of capital expenditures and debt financing. The Company has received a waiver of these defaults. The waiver was granted for the specific defaults noted and did not cover a specific period of time. The waiver was granted in connection with negotiations to amend the FINOVA financing. The proposed amendment, which was executed in August 1999, increased the available borrowing level and established new covenants with which the Company expects compliance to be probable through the maturity date of August 2000. The arrangement has been classified as a long-term obligation as of March 31, 1999, since it is not callable by the creditor.

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

                     Year ending
                       March 31,

                         2000                                                                      $        249,423
                         2001                                                                               249,423
                         2002                                                                               234,658
                         2003                                                                               213,986
                         2004                                                                               152,672
                                                                                                   ----------------

                  Total minimum lease payments                                                            1,100,162

                  Less amount representing interest                                                        (287,284)
                                                                                                   ----------------

                  Present value of minimum lease payments                                                   812,878

                  Less current portion                                                                     (227,197)
                                                                                                   ----------------

                  Long-term portion                                                                $        585,681
                                                                                                   ================

6.       Notes Payable

                                                                                             March 31,
                                                                                ----------------------
                                                                                     1999                1998
                                                                                ---------------       ----------
         Note payable to ABC, an affiliate (Note 1), bearing  interest at 5% per annum.  Converted  with  accrued  interest of $33,333,  into  1,533,333
         shares of Series E Preferred Stock (Note 11).                                  $ -        $ 1,500,000

         Note payable to BWI, an affiliate (Note 1), bearing interest at 15% per annum,  paid  in ten  monthly  installments  of  $25,000  plus  accrued interest through maturity on December 31, 1998. Note was subordinate to
         the FINOVA Financing (Note 4).                                                   -            250,000


6.       Notes Payable (continued)

                                                                                             March 31,
                                                                                ----------------------
                                                                                     1999                1998
                                                                                ---------------       ----------
         Note payable to stockholder of Toys International non-interest bearing,
         guaranteed  by  UTTC,   an  affiliate   (Note  1),  paid  in  quarterly
         installments of $25,000 through its maturity on January 16, 1999.                -            100,000

         Note payable to Shopnet,  an affiliate (Note 1), bearing interest at 9%
         per annum,  payable in monthly installments of $25,000 with an original maturity  of June  15,  1999.  Note has been  verbally  extended  to an
         unspecified date.                                                              75,000            -

         Note payable to Full Moon Development, Inc., an unaffiliated entity, bearing interest at 12%, payable in monthly installments of $50,000
         through maturity on July 30, 1999.                                            200,000            -

         Note payable to Full Moon Development, Inc., an unaffiliated entity, bearing interest at 12%, payable in monthly installments of $66,667, except for the final installment which is due at maturity on June 30,
         1999, twenty days after previous payment.                                     200,000            -

         Convertible  debenture to  Frampton,  an  affiliate  (Note 1),  bearing interest  at 5% per annum,  with  interest  only  payments  due monthly beginning March 1, 1999,  convertible to Series E Preferred  Stock, due
         at maturity on December 31, 1999.                                             500,000            -

         Convertible  debenture to EACF, an affiliate (Note 1), bearing interest at 5% per annum,  with  interest  only  payments due monthly  beginning
         March 1, 1999, convertible to Series E Preferred Stock, due at maturity
         on December 31, 1999.                                                         150,000            -

                  Total notes payable                                                1,125,000       1,850,000
                  Less current portion                                              (1,125,000)       (350,000)
                                                                                ---------------    ----------------
                  Long-term portion                                             $             -     $1,500,000
                                                                                ===============    ================

     The above notes may carry interest rates that differ from prevailing interest rates. The Company has not provided for imputed interest on rate discounts or premiums as the effects are immaterial to the financial statements.

     The above convertible debentures to Frampton and EACF are both convertible into Series E Preferred Stock. The debenture holder has the right at any time prior to the maturity date to convert all or part of the outstanding principal plus any accrued interest. The conversion price is $.10 per share, i.e. for every $100,000 converted, the holder would receive 1,000,000 shares. Each share of Series E Preferred Stock is convertible into six shares of Common Stock (Note
11).

     The embedded privilege to convert the outstanding debt into Series E Preferred Stock is a beneficial feature, which is accounted for separately, in accordance with Topic D-60 of the Emerging Issues Task Force ("EITF"). Topic D-60 of the EITF communicated the views of the staff of the Securities and Exchange Commission ("SEC"), in that for such convertible debentures, that portion of the proceeds upon issuance of the debentures allocable to the beneficial conversion feature should be recorded as additional paid-in capital and recognized as interest expense over the minimum period in which the holder can realize the conversion. The intrinsic value is calculated based on the value of the underlying stock into which the debenture can be converted, limited to the proceeds. On the date of funding the convertible debentures in February 1999, the Company recorded a discount for $650,000, and immediately recognized the amortization of this discount as non-cash effective interest for the beneficial conversion feature, since the debenture allowed for immediate conversion, which was effectively offset by the dollar for dollar increase in additional paid-in capital.

     In May 1999, the Company and these two creditors, EACF and Frampton, agreed to modify certain terms of their convertible debentures. The debentures originally contained a 50% discount factor to the market price of the Series E Preferred Stock. The amended debenture was changed to eliminate the discount based on the market price on the date of the original agreement. This changed the conversion price from $.10 per share to $.20 per share; i.e., for every $100,000 converted, the holder would receive only 500,000 shares as a result of the modification in terms. The Company had previously recognized a $650,000 non-cash effective interest expense for the year ended March 31, 1999. The Company has subsequently applied the provisions of EITF 96-19 to recognize this modification of debt terms as an extinguishment of debt. This extraordinary gain of $650,000 was subsequently recognized in the quarter ended June 30, 1999. However, since the agreement was revised in May 1999, the revised agreement is treated as a new arrangement for accounting purposes. At the date of the amended agreement, the $.20 conversion price was substantially lower than the approximate $2.00 per share closing market price for the Series E Preferred Stock. As such, the modified agreement contains a beneficial conversion feature, the amount of which is limited to the proceeds of $650,000 under Topic D-60 of the EITF. Therefore, the Company also subsequently recognized $650,000 in non-cash effective interest expense for the beneficial conversion feature in the quarter ended June 30, 1999.

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

7.       Closure of Retail Stores - Litigation (continued)

     The Company currently has one remaining landlord/tenant matter which has yet to be resolved with a potential range of loss of $300,000. As of March 31, 1999, the Company has accrued a liability of $41,000 related to this matter, which is an estimate by management based on its assessment of the matter including management's belief that the landlord allowed the retail mix of the mall site to change from a contractually agreed minimum percentage level of retail tenants.

8.       Income Taxes

     The components of the provision for income taxes are as follows:

                                                                                     1999                1998
                                                                                ---------------    ----------

Current:
         Federal                                                                $             -    $              -
         State                                                                            2,150                   -
                                                                                ---------------    ----------------

               Total current                                                              2,150                   -
                                                                                ---------------    ----------------

Deferred:
         Federal                                                                         40,424             750,224
         State                                                                           45,726             156,280
                                                                                ---------------    ----------------

               Total deferred                                                            86,150             906,504
                                                                                ---------------    ----------------

               Valuation allowance                                                      (86,150)           (906,504)
                                                                                ---------------    ----------------

               Total provision for income taxes                                 $         2,150     $             -
                                                                                ===============     ===============

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred income tax assets and liabilities are as follows:

                                                                                             March 31,
                                                                                ----------------------
                                                                                     1999                1998
                                                                                ---------------    ----------

         Inventories                                                            $      (329,264)   $       (227,696)
         AMT tax credits                                                                (23,260)            (23,260)
         Accrued expenses                                                                72,760             (19,779)
                                                                                ---------------    ----------------

                  Current portion of net deferred income
                      tax (assets) liabilities                                         (279,764)           (270,735)
                                                                                ---------------    ----------------

         Depreciation and amortization                                                 (211,108)            (28,388)
         Loss on disposal of assets                                                     127,043              25,926
         Net operating loss carryforwards                                            (3,471,124)         (3,652,294)
         Deferred rent liability                                                        (50,099)            (43,891)
         Income taxes                                                                       794                 508
         Amortization of stock options                                                 (200,520)           (202,049)
                                                                                ---------------    ----------------

                  Long-term portion of net deferred
                      income tax (assets) liabilities                                (3,805,014)         (3,900,188)
                                                                                ---------------    ----------------

         Total net deferred income tax (assets) liabilities                          (4,084,778)         (4,170,923)
                                                                                ---------------    ----------------

         Valuation allowance                                                          4,084,778           4,170,923
                                                                                ---------------    ----------------

                  Net deferred income taxes                                     $             -    $              -
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

     The reconciliation of income taxes computed at the federal statutory tax rate to income taxes at the effective income tax rate in the statements of operations is as follows:

                                                                                             March 31,
                                                                                ----------------------
                                                                                     1999                1998
                                                                                ---------------    ----------

         Federal statutory income tax (benefit) rate                                   34.0%                (34.0)%
         Permanent adjustments                                                          4.4                    -
         State income taxes, net of federal benefit                                     1.5                   0.1
         Change in valuation allowance                                                (38.4)                 33.9
                                                                                -----------        --------------

                  Effective income tax rate                                             1.5%                   -%
                                                                                ===========        ==============

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

     At March 31, 1999, the aggregate future minimum lease payments due under these noncancelable leases, including approximately $448,000 for the remaining term of the lease for the closed Rialto, California retail location (Note 7) through November 2003, are as follows:

                                                                Related
                                                                 Party
                                                                Office/
                      Year Ending                              Warehouse            Retail
                       March 31,                               (Note 10)           Locations             Total
                   ----------------                         ---------------     ---------------    -----------

                         2000                               $       247,289     $     5,148,190    $      5,395,479
                         2001                                        20,624           4,952,250           4,972,874
                         2002                                             -           4,536,291           4,536,291
                         2003                                             -           4,374,766           4,374,766
                         2004                                             -           3,472,774           3,472,774
                      Thereafter                                          -           7,447,655           7,447,655
                                                            ---------------     ---------------    ----------------

                  Total minimum lease payments              $       267,913     $    29,931,926    $     30,199,839
                                                            ===============     ===============    ================

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

     The ESOP allows only contributions by the Company which can be made annually at the discretion of the Company's Board of Directors. The ESOP is designed to invest primarily in the Company's Common Stock. During the year ended March 31, 1999, 5,673 shares of Common Stock were contributed to the ESOP. However, these shares were contributed by individuals, and not by the Company. Therefore, the Company has recorded no expense with regards to the ESOP.

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

1994 Stock Option Plan

     In June 1994, the Company adopted the 1994 Stock Option Plan (the "Plan") which provides for options to purchase an aggregate of not more than 50,000 shares of Common Stock as may be granted from time to time by the Company's Board of Directors. Pursuant to the hire of the Company's current Chief Financial Officer and Secretary, the Company granted an option to purchase
30,000 shares of Common Stock at an exercise price of $3.25 per share was authorized, vesting at the rate of 10,000 shares per annum in each of July 1998, 1999 and 2000. In June 1998, the Board of Directors adjusted the exercise price of the option to $1.15 per share. The option award granted initially was recorded as a fixed award under APB 25. Due to the subsequent modification in terms, it is to be valued as a variable award rather than a fixed award. Under APB 25, such a variable award has the associated compensation expense adjusted, up or down, to reflect subsequent changes in the market price. The Company has not recorded any compensation expense related to this change in award due to the change in the subsequent market price being immaterial. As of March 31, 1999, no portion of the option to purchase Common Stock had been exercised.

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

Purchase Agreement With Breaking Waves, Inc. ("BWI")

     The Company has entered into an agreement with BWI, an affiliate (Note 1), to purchase a minimum of 250 pieces of merchandise for each of its retail stores. BWI sells children's swimsuits. The agreement has a term of one year, and automatically extends each year, unless terminated by either party. The agreement additionally calls for the Company to provide advertising, promotional materials, and ads for this merchandise in all of its brochures, advertisements, catalogs, and all other promotional materials, merchandising programs, and sales promotions.

Financing Provided by BWI

     On July 15, 1998, the Company borrowed $3000,000 from BWI and issued an unsecured promissory note at an interest rate of 9% per annum. The repayment terms of the note were for five monthly installments of principal and interest commencing on August 15, 1998 and ending December 30, 1998, at which time the note was repaid in full.

     Additionally, the Company had a $250,000 note payable with BWI as of March 31, 1998, which was repaid during the year ended March 31, 1999. The terms of this note are disclosed in Note 6.

Placement Agent Agreement With Frampton Industries, Ltd.

     In January 1999, the Company and Frampton Industries, Ltd., an affiliated entity (Note 1), executed a letter agreement pursuant to which Frampton has agreed to act as the exclusive placement agent and financial advisor for the Company in connection with a contemplated offering of convertible debentures. The agreement is for a term of six months and provides that Frampton shall be provided an investment-banking fee of 8% of the face amount of each debenture funded. Frampton has the option to extend the agreement for two months after the expiration. During the year ending March 31, 1999, Frampton arranged two such transactions for a face amount of $650,000 involving itself and EACF (Note 6).

11.      Equity Transactions

Capital Structure

     The following summarizes the Company's capital structure as of March 31, 1999, as amended in April 1998, and the subsequent change thereto approved at the annual meeting of its shareholders on May 5, 1999 and effected May 12, 1999:

                                                                                   March 31,            May 12,
                                                                                     1999                1999
                                                                                ---------------    ----------

                Common Stock
                Authorized shares of $.01 par value
                common stock                                                         51,000,000         160,000,000

                Preferred Stock

                Authorized 15,500,000 shares of preferred stock designated as:

                $1.00 par convertible Series E                                       10,000,000          25,000,000

                $.01 par convertible Series F                                         5,500,000           5,500,000

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

     The option values were based on the Company's analysis of its market capitalization value immediately prior to each stock option grant as compared to its market capitalization value immediately after the assumed exercise of each grant. The analysis gave consideration to assumed cash that would be received upon exercise and the liquidation values of outstanding series of preferred stock to determine a market capitalization value attributable to the common shares. This value was then discounted for market factors such as the thin trading volume and price volatility of the Company's common stock and restrictions on the underlying securities which required a two-year holding period and had no registration rights. The option to acquire 1,250,000 shares of common stock was considered to be insignificant based on the market capitalization analysis given its relative insignificance in relation to the options to acquire 20,000,000 shares of Series E Stock, each share of which was convertible into 20 shares of common stock at the time. The aggregate value of the options, $458,000, was treated as debt issuance costs (Note 4). All of the options to acquire shares of Common Stock expired unexercised.

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

     Simultaneously, ABC converted the debenture, and $33,333 of accrued interest into 1,533,333 shares of Series E Preferred Stock. This transaction has, in substance, been accounted for as a capital transaction since ABC and the Company were entities under common control through majority ownership greater than 50%, at the time the conversion occurred. (See chart in Note 1.)

     The debenture originally provided for the conversion, at the option of ABC, of the debenture into shares of common stock of either (i) a subsidiary which the Company intended to form for the purpose of acquiring certain stores operated by the Company, or (ii) any other subsidiary which might acquire a portion of the assets and business of the Company. This option to convert was exercisable at the net book value of the subsidiary's shares with a limitation on such share ownership being 25% of the total outstanding shares of said subsidiary. ABC did, however, as part of the above mentioned amendment, retain this option to acquire up to 25% of the common stock of the subsidiary to be formed at book value at the time of the exercise, if any. ABC subsequently assigned this right to Tudor Technologies, Inc. ("Tudor"), an entity affiliated with the Company. Tudor is an affiliate due to the fact that Mr. Moses Mika is a director on the boards of directors of both Tudor and the Company.

     On July 28, 1998, the Company sold 100,000 shares of Series E Preferred Stock to UTTC, its principal shareholder and owner of more than 50% of the Company's common stock as of the date of the transaction. As such, the Company is an entity under common control of UTTC. The sale was $1.00 per share, or $100,000. The Company has recorded the amount as additional paid-in capital since the related party transaction was with a commonly controlled entity. The Series E Preferred Stock is convertible into Common Stock, and therefore, contains a beneficial conversion feature, the value of which exceeded the proceeds. The amount of the beneficial conversion is being amortized as a dividend over the required two-year holding period. (See "Series E Stock Dividends Resulting From Beneficial Conversion Feature" in Note 11.)

Issuance of Options

     In February 1999, the Company entered into a Consulting Agreement (the "Agreement") with Typhoon Capital Consultants, LLC ("Typhoon") pursuant to which Typhoon is to provide financial and other consulting services. In exchange for Typhoon's services, the Agreement provides for the grant of an option to purchase 150,000 shares of the Company's Common Stock with an exercise price of $1.75 per share, in the following increments: an initial increment of 50,000 options followed by five monthly increments of 20,000 options. The options will expire on August 30, 2001. Each increment is valued by the Company using an option valuation model. The initial values would be capitalized and amortized through the term of the Agreement. However, the Company has not been able to locate and communicate with any representatives at Typhoon. The Company has received no services and doubts that any services will be performed by Typhoon in the future, and has accordingly not executed the option agreements, and does not ever expect to issue such options. Therefore, no amounts have been recorded for these options as of March 31, 1999.

     In July of 1998, the Company entered into a five-year consulting agreement with Corporate Relations Group ("CRG") to provide corporate relations services. As compensation for their services, CRG received $100,000 in cash upon execution of the agreement and received 50,000 shares of Series E Stock. The Company did not issue the shares of Series E Stock, however, such were provided to CRG by a Company shareholder. In addition, in exchange for CRG's services, the agreement provided for the grant of options to CRG and four of its principals. The options are for an aggregate 450,000 shares of Common Stock exercisable at $.78 per share, and an aggregate 700,000 shares of the Series E Stock exercisable at $2.25.

     The Company has recorded an aggregate value for this transaction of $143,750, including the $100,000 cash payment, and $43,750 for the Series E Stock based on a closing market price on August 27, 1998 of $0.875 per share. The Company felt CRG did not fully perform under the contract and has, therefore, not issued the above-mentioned options, for the 450,000 shares of Common Stock and 700,000 shares of Series E Stock. Should services ultimately be provided and options issued, the fair value of the option compensation will be determined when earned. Accordingly, no amounts have been recorded for the option portion of this transaction. The $143,750 for the cash and stock tendered has been capitalized by the Company, and is being pro-ratably expensed over the term of the agreement, since the Company has received corporate brochures and other promotional material from CRG that it will continue to utilize over future periods.

Series E Stock Bonus

     In March 1998, the Company's Board of Directors granted to its Chairman of the Board and to its President, 25,000 shares each of its Series E Stock in recognition of their efforts to further the Company's turnaround towards profitability. The shares vested on a monthly basis over a one-year period commencing April 1, 1998, being fully vested April 1999. On the date of grant management determined the compensation value of this stock grant to be approximately $79,000 in the aggregate, based on a closing market price of $1.86 per share, which was subjected to a 15% marketability discount given the restrictive nature and vesting requirement of the securities, as well as their relatively low trading volume.

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

Series E Stock Dividends Resulting from Beneficial Conversion Feature
(continued)

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

Series E Stock Dividends Resulting from Beneficial Conversion Feature
(continued)

     As a result of the application of Topic No. D-60, the Company has reclassified the initial proceeds of issuance of Series E Stock to additional paid-in capital and the resulting non-cash dividends which affect the accumulated deficit and the amount recorded as Series E Stock. The impact on the financial statements for the year ended March 31, 1998 is summarized as follows:

                                                                                          March 31, 1998
                                                                     As Reported                                As Restated

         Series E Stock                                                            $  5,891,020      $    3,974,376
         Common Stock                                                                    41,035              41,035
         Additional paid-in capital                                                   6,675,398          12,927,918
         Accumulated deficit                                                        (10,104,946)        (14,440,822)
                                                                                ---------------    ----------------

         Total stockholders' equity                                                $  2,502,507      $    2,502,507

         Net loss for the year ended                                               $ (2,054,470)     $   (2,054,470)

         Effects of non-cash dividends                                                        -          (1,473,806)
                                                                                ---------------    ----------------

         Net loss applicable to common shares                                      $ (2,054,470)     $   (3,528,276)

         Basic and diluted loss per common share and share equivalent              $       (.50)     $         (.86)

12.      Supplemental Cash Flow Information

         Cash paid for income taxes and interest was as follows:

                                                                                       Years Ended March 31,
                                                                                ----------------------------
                                                                                     1999                1998
                                                                                ---------------    ----------

         Interest paid                                                          $       809,601    $        511,924
                                                                                ===============    ================

         Income taxes                                                           $           850    $            800
                                                                                ===============    ================


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

Private Placement of Series F Stock

     On May 18, 1999, the Board of Directors of the Company unanimously adopted a Corporate Resolution to enter into a Securities Purchase Agreement (the "Private Placement") with several investors. The Private Placement was for 750,000 shares of the Company's Series F Preferred Stock ("Series F Stock"), par value of $.01 per share, for gross proceeds of $750,000. The Company was also authorized to amend its articles of incorporation to change the terms and privileges of the Series F Stock. The Series F Stock is convertible into two shares of Common Stock at any time following the effective date of the registration statement registering the Series F Stock and underlying shares of Common Stock for resale. The Corporate Resolution also authorized the Company to file a Registration Statement with the Securities and Exchange Commission for the securities under Private Placement.

     As part of the Private Placement, the Company granted an option to the Placement Agent and its assignees to purchase an aggregate 350,000 shares of Common Stock, with an exercise price of $3.00 per share for a period of four years from the date of closing of the Private Placement. Utilizing the Black-Scholes valuation model, the option was valued at $507,000, or $1.45 per option. The model utilized several variables to determine the value including the current price of the stock and its expected volatility, and the risk-free interest rate for the expected term. The current stock price was $1.69 on May 27, 1999, the closing date. Based on an analysis of the stock price over the previous twenty months, the volatility factor utilized for the model was 155%. Additionally, the model used a risk-free interest rate of 6.0%.

     Additionally, as commission, the Placement Agent received a 10% fee, or $75,000, and a 1% fee, or $7,500, to cover administrative expenses. The Private Placement closed on May 27, 1999, providing net cash proceeds of $667,500 to the Company before legal and other administrative expenses.

     As noted above, the Company's Common Stock had a closing price of $1.69 on the closing date of the Private Placement. As such, the Series F Stock has a beneficial conversion feature which will result in accounting treatment to reflect non-cash dividends in future periods in a manner similar to the Series E Stock transactions described in Note 11. The Company intends to recognize the effects of this non-cash dividend over a period of seven months. This period is based on the Company's estimate as to the length of time to complete the registration of the shares through an SB-2 filing with the Securities and Exchange Commission.

Common Stock Compensation of Consultant

     In May 1999, the Company issued 45,333 shares of common stock to a consultant as compensation for site selections and negotiation of retail location leases. These services are being provided for new Company stores opening in fiscal 2000. The share are valued based on the May 17, 1999 closing price of $1.375 per share, less a 10% discount for marketability restrictions for an aggregate value of approximately $56,000.

14.      Restatement of Amounts Previously Reported

     The March 31, 1999 financial statements contain certain restatements of amounts previously reported. The restatements were the result of inquiries made by the SEC regarding the accounting treatment for transactions revolving around the Company's debt and equity securities, including grants of options/stock (Note 11), convertible debentures (Note 6), and convertible preferred stock
(Note 11). As a result, the Company has restated several amounts. The table below identifies significant changes to balances in the financial statements.

     The following is a summary of the impact of the restatements on the 1999 consolidated balance sheet.

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

         The following is a summary of the impact of the restatements on the 1999 consolidated statement of operations and comprehensive net income
         (loss).

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
                                                                                               ===============

The effects on the Company's previously issued 1999 financial statements are summarized as follows.

                                                             Previously         Increase
                                                              Reported         (Decrease)        Restated

Consolidated Balance Sheet:
       Other current assets                                $     1,310,263  $        (68,634) $     1,241,629

           Total assets                                    $    21,150,392  $        (68,634) $    21,081,758
                                                           ===============  ================  ===============

       Series E convertible preferred stock                $     5,682,101  $         79,000  $     5,761,101
       Additional paid-in capital                               15,335,172           571,000       15,906,172

          Total liabilities and stockholders' equity       $    21,150,392  $        (68,634) $    21,081,758
                                                           ===============  ================  ===============

Consolidated Statement of Operations and
    Comprehensive Income (Loss):
       Operating expenses                                  $    12,658,376  $         68,634  $    12,727,010
       Effective interest for beneficial
         conversion feature                                              -           650,000          650,000

       Net income (loss) and comprehensive
         net loss                                          $       140,868  $       (718,634) $      (577,766)
                                                           ===============  ================  ===============
       Net income (loss) applicable to
         common shares                                     $    (1,566,857) $       (718,634) $    (2,285,491)
                                                           ===============  ================  ===============
       Basic and diluted income(loss) per
         common share and share equivalents                $         (.34)  $         (.16)   $         (.50)
                                                           ==============   ==============    ==============