Form 10KSB
period 2000-03-31
PLAY CO TOYS & ENTERTAINMENT CORP
filed 2000-07-14
CIK 927643

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

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

         The Registrant's revenues for its fiscal year ended March 31, 2000 were $37,252,210.

         The aggregate market value of the voting stock on July 12, 2000 (consisting of Common Stock, par value $0.01 per share) held by non-affiliates was approximately $2,040,768 based upon the closing price for such Common Stock on said date ($.23), as reported by a market maker. On such date, there were 47,369,542 shares of Registrant's Common Stock outstanding.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         The statements which are not historical facts contained in this Annual Report are forward looking statements that involve risks and uncertainties, including , but not limited to instability of revenues, future losses, decrease in same store sales and unpredictable operating results. The Company's actual results may differ materially from the results discussed in any forward looking statement. Unless otherwise indicated, all references to the number of our shares of common stock give effect to the 1 for 3 reverse stock split effected in July 1997.

General

         Play Co. Toys & Entertainment Corp. (the "Company"), a Delaware corporation, was founded in 1974, at which time it operated one store under the name Play Co. Toys in Escondido, California. At present, the Company and one of its subsidiaries, Toys International.COM, Inc. ("Toys," formerly known as Toys International, Inc.), a company organized under the laws of Delaware, operate an aggregate of thirty-three stores throughout Southern California (in the Los Angeles, Orange, San Diego, Riverside, and San Bernardino Counties) and in (i) Tempe, Arizona, (ii) Las Vegas, Nevada, (iii) Dallas and Houston, Texas, (iv) Auburn Hills, Michigan, (v) Chicago, Illinois, and (vi) Charlotte, North Carolina. The Company intends to expand its operations geographically and in accordance therewith has executed leases to open five additional stores by the end of calendar year 2000. These stores shall be located in Nevada, Illinois, Colorado, Maryland, and Minnesota. Toys has a wholly-owned subsidiary organized under the laws of Germany, Toys International.de GmbH, which operates a German-language e-commerce website. The Company's other subsidiary is Play Co. Toys Canyon Country, Inc. ("Canyon") which holds the lease for one retail location operated by Toys. The Company and its subsidiaries are hereinafter referred to in the aggregate as the "Company" except as otherwise required for clarity.

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

         Since 1997, the Company has embraced and implemented a new store design and layout, remodeled most of its older stores, closed non-profitable stores, and expanded its geographic market from exclusively Southern California to the mid-western United States. Since 1996, the Company has opened twenty stores (inclusive of the three it purchased in January 1997) and remodeled one store, all of which are considered by management to be high-end retail toy and educational, electronic interactive stores. These outlets, and those the Company expects to open in the future, offer items comparable in quality and choice to those offered by FAO Schwarz, Warner Brothers, and Disney Stores and are expected to attract clientele similar to those attracted by such stores.

         In April 1999, the Company debuted the first of two dedicated electronic commerce websites. This site, www.toyswhypayretail.com, represents a new trade name for the Company and allows consumers to purchase, at near wholesale prices, overstocks, special buys, and overruns on mostly name-brand toys purchased by the Company out of season. The Company offers approximately 3,000 items for sale on the website. The second site, www.webjumbo.de, debuted in October 1999 and is a full line site retailing approximately 5,000 items. This site is exclusively in German, and a sizable portion of the items sold thereon will represent European toys not sold in the Company's retail stores.

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

Toys Initial Public Offering

         In November 1999, Toys effected an initial public offering of Common Stock, $.001 per share, in the Federal Republic of Germany, generating net proceeds of approximately $22,864,000. Such shares are currently traded on the SMAX segment of the Frankfurt Stock Exchange under the symbol "TY40."

Ownership of the Company

         At fiscal year end March 31, 2000, approximately 22% of the outstanding shares of the Company's common stock, par value $0.01 (the "Common Stock"), were owned by United Textiles & Toys Corp. ("UTTC"), the Company's parent corporation. UTTC is a Delaware corporation and public company which was organized in March 1991 and commenced operations in October 1991. It formerly designed, manufactured, and marketed a variety of lower priced women's dresses, gowns, and separates (blouses, camisoles, jackets, skirts, and pants) for special occasions and formal events. In April 1998, UTTC ceased all operating activities; it now operates solely as a holding company. The president and a director of UTTC is Mr. Ilan Arbel who is also the president, chief executive officer, and a director of Multimedia Concepts International, Inc. ("MMCI"), the parent company of UTTC. MMCI owns approximately 25% of the Company and owns approximately 79% of UTTC common stock and is, in turn, owned approximately 62% by U.S. Stores Corp., a company of which Mr. Arbel is the president and a director. U.S. Stores Corp. is owned 100% by American Telecom PLC ("ATPLC"), a British public corporation, which is owned approximately 80% by Europe American Capital Foundation ("EACF"), a Liechtenstein Trust, which is the parent corporation also of Frampton Industries, Ltd. ("Frampton") and ABC Fund, Ltd. ("ABC"), entities affiliated with the Company under common control. Breaking Waves, Inc., a wholly owned subsidiary of ShopNet.Com, Inc., owns approximately 11% of the Company.

         The  following  chart  depicts  the  Company's   approximate  ownership
structure as of March 31, 2000:

                       Europe American Capital Foundation
                 / /                   ||               \\
                / /                    \/                \\
Frampton Industries (>50%) American Telecom PLC (80%)    ABC Fund, Ltd. (>50%)
                                     (100%)
                                       ||
                                       \/
                                U.S. Stores Corp.
                                     (62.0%)
                                       ||
                                       \/
                     Multimedia Concepts International, Inc.
                                     (79.0%)
                                       ||
                                       \/
                          United Textiles & Toys Corp.
                                     (22.0%)
                                       ||
                                       \/
                       Play Co. Toys & Entertainment Corp.


     The Company has two operating subsidiaries: Toys and Play Co. Toys Canyon Country, Inc. ("Canyon"). Toys currently operates twenty-eight stores, and Canyon operates one store. The Company plans to combine these two subsidiaries. See "Item 2. Description of Property."

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

         The Company's new (post 1996) and remodeled stores, while also offering the above products for sale, stock a mix of educational toys, specialty stuffed animals such as Steiff and North America Bears, Small World toys, LBG trains, CD-ROMs, computer software games, and Learning Curve and Ty products. The Company's Tutti Animali store, located in the Crystal Court Mall in Costa Mesa, California, primarily sells stuffed animals.

         The Company periodically reviews each individual store's sales history and prospects on an individual basis to decide on the appropriate product mix to stock thereat. During calendar years 1997 and 1998, the Company market tested the sale in its stores of a limited number of pieces of children's swimwear manufactured by Breaking Waves, Inc. ("BWI"), an affiliate. The Company's chairman is also the President of ShopNet.Com, Inc. ("ShopNet"), BWI's parent. Those market tests proved successful. As a result, in November 1998, the Company entered into a sales agreement with BWI pursuant to which BWI agreed to sell to the Company on a wholesale basis, and the Company agreed to purchase from BWI, during each season during which swimwear is purchased, an agreed upon number of pieces of merchandise for its retail locations. The Company further agreed to provide advertising, promotional materials, and ads of the merchandise in all of its brochures, advertisements, catalogs, and all other promotional materials, merchandising programs, and sales promotion methods, in all mediums utilized by same while the Company purchased no additional pieces of suits during year ended March 31, 2000, it continues to sell the suits at its retail locations. The Company's swimwear sales comprise a small portion (less than 1%) of its total sales.

Suppliers and Manufacturers

         The Company purchases a significant portion of its products from approximately five manufacturers and ships them to its stores from its warehouse distribution center located in San Marcos, California. There are no written contracts and/or agreements with any individual manufacturer or supplier; rather, all orders are on a purchase order basis only. The Company relies on credit terms from suppliers and manufacturers to purchase nearly all of its inventory. Credit terms vary from company to company and are based upon many factors, including the ordering company's financial condition, account history, type of product, and the time of year the order is placed. Such credit arrangements vary for reasons both within and outside the control of the Company.

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

         In June 1999, the Company opened its 26th store in the Venetian Hotel in Las Vegas, Nevada. In September 1999, the Company opened one store in San Francisco (Pier 39) and two stores near Charlotte, North Carolina. In October 1999, the Company opened one store in Mission Viejo, California, and two stores near Houston, Texas. During fiscal year 1999, the Company opened six new stores. With the closure of the Company's Simi Valley store in February 2000, and the opening of its new stores in Nashville, Tennessee in May 2000 and in Orlando, Florida in June 2000, the Company's store count was brought to its current level of thirty-three stores. The Company intends to open seven additional stores by the end of the calendar year 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - - Liquidity and Capital Resources."

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

Competition

         The toy market is highly competitive. Though the Company's new stores offer a combination of traditional, educational, new electronic interactive, specialty, and collectible toys and items, the Company remains in direct competition with local, regional, and national toy retailers and department stores, including Toys R Us, Kay Bee Toy Stores, K-Mart, and Wal Mart. Most of the Company's larger competitors are located in free-standing stores rather than in malls. Kay Bee stores, however, are located in malls, though their product line is different than the Company's. The Company also competes with on-line toy retailers, such as eToys Inc. and Amazon.com. The toy market is particularly characterized by large retailers and discount stores with intensive advertising and marketing campaigns and with deeply discounted pricing of such products. The Company competes as to price, personnel, service, speed of delivery, and breadth of product line.

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

Warehousing, Shipping and Inventory Systems

         The Company's stores are serviced from one distribution facility in San Marcos, California which is approximately 37,000 square feet, plus 12,000 square feet in an adjacent ancillary facility. Inventory and shipment of products continues to be monitored by a computerized point-of-sale system. The point-of-sale system is a sophisticated scanning, inventory control, purchasing, and warehouse system which allows each store manager to monitor sales activity and inventory at each store and enables the Company's officers to obtain reports on all stores. It monitors sales at all store locations and automatically notifies the warehouse and shipping department each time stock of a particular item is low or out, depending upon the item and the instructions programmed into it. Through this system, the Company analyzes product sales and adjusts product mix in order to maximize return and effectively manage its retail space.

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

Trademarks

     In 1976, 1994, and 1998, the Company received federal registrations for the trademarks "Play Co. Toys," "TKO" and "Toy Co.", respectively. Play Co. Toys and Toy Co. are trademarks utilized by the Company in connection with certain of its stores. "TKO" was used for certain items the Company previously manufactured. The Company also utilizes the tradenames "Toys International" and "Tutti Animali."

Employees

         At June 30, 2000, the Company had four executive officers, approximately 148 full time employees, and approximately 346 part time employees in the United States. Toys International.de GmbH has an additional five full time employees in Germany. None of the employees of the Company is represented by a union, and the Company considers employee relations to be good. Each store employs a store manager, an assistant manager, and between fifteen to twenty-five full-time and part-time employees. Each of the Company's store managers reports to the Company's vice president of retail operations and vice president of merchandising who in turn report directly to the Company's executive officers.

Financing through FINOVA Capital Corporation

         On January 21, 1998, the Company entered into a $7.1 million secured, revolving Loan and Security Agreement with FINOVA. The credit line offered under the FINOVA Agreement replaced the $7 million credit line the Company previously had with Congress Financial Corporation (Western) ("Congress"). Neither FINOVA nor Congress is affiliated with the Company. The Company repaid the Congress loan on February 3, 1998. The FINOVA credit line is secured by substantially all of the Company's assets and expires on August 3, 2000. The FINOVA Agreement is guaranteed by United Textiles and accrues interest at a rate of floating prime plus one and one-half percent. Effective July 30, 1998, the Company and FINOVA amended the Agreement to increase the maximum level of borrowings thereunder from $7.1 million to $7.6 million. Effective September 24, 1998, the Company and FINOVA entered into a second amendment to increase the maximum level of borrowings thereunder from $7.6 million to $8.6 million through December 31, 1998. As of January 1, 1999, the maximum level of borrowings returned to the $7.6 million level. In December 1998, the FINOVA Agreement was amended a third time to reflect FINOVA's taking of a subordinate position with respect to its lien on only such equipment as has been leased by the Company from Phoenix Leasing, Inc.

         In November 1998, pursuant to an agreement ("ZD Agreement") with ZD Group, L.L.C. ("ZD") - a related New York limited liability company, the beneficiary of which is a member of the family of the Company's chairman - ZD issued a $700,000 irrevocable standby L/C in favor of FINOVA. As consideration for its issuance of the L/C, ZD was entitled to (i) a one-third profit percentage after application of corporate overhead beginning April 1, 1999 through the end of the terms of the store leases from three of the Company's stores (Venetian Hotel in Las Vegas, Nevada; Auburn Hills, Michigan; and Gurnee, Illinois) and (ii) nominate and appoint one-third of the Company's directors during the aforesaid store lease terms (but in no event later than fiscal year end 2013). Such stores did not generate a profit after application of corporate overhead through March 31, 2000, thus, no payments have accrued or been made to ZD through March 31, 2000. As a result of the L/C, FINOVA lent a matching $700,000 to the Company in the form of a term loan, pursuant to a fourth amendment to the FINOVA Agreement entered into on February 11, 1999. The term loan from FINOVA expires on August 3, 2000 and bears interest at prime plus one percent. In March 1999, the Company and FINOVA entered into a Fifth Amendment to Loan and Security Agreement which stretches the agreed upon (in the FINOVA Agreement) decrease in advance rate against the Company's cost value of its inventory over a five month period. In August 1999, the Company and FINOVA entered into a Sixth Amendment to Loan and Security Agreement pursuant to which the Company's maximum level of borrowings was increased to $11.3 million. The amendment also (1) increased the minimum net worth financial covenant from $750,000 to $2.9 million as of June 30, 1999 with the $2.9 million threshold increasing by 60% of any equity raised by the Company and by 60% of any annual profits generated by the Company; (2) allows the Company to sell a minority equity interest (up to 49%) in its Toys subsidiary; and (3) increased the maximum levels of capital expenditures, capital leases and unsecured debt allowed under the financing agreement.

         In December 1999, at the Company's request, FINOVA agreed to reduce the maximum borrowing level of the credit facility from $11.3 million to $9.3 million and to terminate a $2 million standby L/C that previously helped support the credit facility. The termination of the L/C allowed the Company access to a $2 million certificate of deposit which previously was restricted and was used as collateral for the L/C by the issuing bank.

         On March 13, 2000, the Company and FINOVA agreed that FINOVA would release its interest as beneficiary in $1.7 million of standby letters of credit. These standby letters of credit had originally been provided by Multimedia Concepts International, Inc. for $1 million, and by ZD for $700,000. Further, the total amount available under the facility was reduced to $5 million. Beginning April 30, 2000, the facility is to be further reduced by $1 million at each month-end, until reduced to zero in August 2000. On March 31, 2000, the Company had $47,542 outstanding under its revolving credit facility with FINOVA representing fees and interest as the principal balance was paid down to zero.

         In May  2000,  the  Company  entered  into a  Termination  and  Release
Agreement with ZD, pursuant to which (i) the Company agreed to pay ZD an aggregate amount of $500,000 ("Termination Fee") in full satisfaction of any and all obligations to ZD under the ZD Agreement and (ii) all of ZD's obligations under ZD Agreement, including the provision of the L/C in favor of FINOVA, were terminated. By supplemental letter, in lieu of payment of the Termination Fee, ZD agreed to receive 854,700 shares of the Company's Series E Preferred Stock. Subsequently, ZD entered into an Assignment of Termination and Release Agreement which provided for the assignment by ZD of all its rights and obligations under the Termination and Release Agreement to EACF. Accordingly, the Company has issued the 854,700 shares of Series E Preferred Stock to EACF. The Series E Preferred Stock was valued of $0.59 per share, which represented a 60 percent discount of the market value as of the date of the transaction. To obtain a fair value for the Series E Preferred Stock, the Company engaged the services of an independent appraiser to determine the value of the Series E Preferred Stock near the transaction date.

         The Company is currently seeking an alternative lending arrangement with a bank or finance company. Although the Company has received three letters of intent for such a facility, there can be no assurance that it will be able to obtain such a facility on acceptable terms, or at all.

 Trade Financing

         The Company relies on credit terms from its suppliers and manufacturers to purchase nearly all of its inventory. Credit arrangements vary for reasons both within and outside the control of the Company. See "Description of Business-- Suppliers and Manufacturers."

Fixture Financing

         Since the beginning of fiscal year 1999, the Company has utilized lease financing agreements for the acquisition of fixtures and security equipment for its remodeled and new stores. These agreements were entered into with various entities, none of which is affiliated with the Company, and bear terms of between three and five years. The agreements are payable monthly and are in the approximate aggregate amount of $1,750,000. All such financings are secured by the Company's store fixtures and equipment. The Company is currently seeking additional financing of this type.

Recent Developments

         In June 2000, the Company added Carolyn Morrison to its executive management team. Ms. Morrison joins the Company in the capacity of President and Chief Operating Officer of Toys. Richard Brady, who formerly held those titles in the Toys subsidiary, has been promoted to Chief Executive Officer of Toys.

         Ms. Morrison has a deep knowledge of the specialty toy market. She has over 20 years of retail experience, most recently having served for eight years with FAO Schwartz as Executive Vice President.

         The Company believes that Ms. Morrison's leadership skills coupled with her proven successful implementation of strategic plans and her experience in multi-store management will play a pivotal role in the achievement of the Company's plan to strengthen its position within the specialty toy segment of the toy industry.

         On July 15, 1999, Tudor, a British Virgin Islands corporation of which Mr. Mika is a shareholder, as an assignee of an option to acquire from the Company 25% of the outstanding shares of the common stock of Toys, elected to exercise such option (the "Tudor Option"). At the time, the Company owned 100% of Toys, or 9,340,000 shares of common stock. The Tudor Option called for the purchase price to be 25% of Toy's book value at June 30, 1999, which book value was determined to be $2,894,711. In October 1999, Tudor paid the Company $723,678 (25% of the book value as of June 30, 1999) for 2,335,000 shares of Toys common stock. This was the conversion option (as hereinafter defined) which was assigned to Tudor by ABC.

         On July 20, 1999, the Company and Toys entered into an investment agreement whereby an unaffiliated investment bank (Concord) and CDMI Capital Corp. ("CDMI," a British Virgin islands corporation of which Moses Mika, a director of the Company, is a shareholder) each purchased 330,000 shares (or 3.3%) of Toys common stock for an aggregate of $2.8 million as a private placement prior to the aforementioned public offering. This sale of securities reduced the Company's ownership of Toys from 75% to 70.05%.

         On November 19, 1999, the Company's subsidiary, Toys, consummated an initial public offering of its common stock on the SMAX segment of the Frankfurt Stock Exchange ("IPO"). The Offering was underwritten by Concord Effekten AG of Frankfurt, Germany. Toys sold 2 million shares, or a 16.7% interest, in the Offering for net proceeds of approximately $23.3 million. The Offering was priced at 13 Euros per share, or approximately US $13.52 per share. The Company retained majority ownership of Toys (58.4%).

         In May 1999, the Company sold 750,000 shares of Series F Stock, at a purchase price of $1.00 per share, in a private placement. The Company received approximately $645,000 in net proceeds from the sale. In September 1999, the Company filed a registration statement on Form SB-2 (the "Registration Statement") covering the resale of 1,500,000 shares of Common Stock underlying the Series F Stock sold in the above-described private placement, an additional 350,000 shares of Common Stock underlying options which were granted to the Placement Agent and its designees as part of the private placement, and 100,000 shares of Common Stock which will be issued on effectiveness of the Registration Statement to a former commercial lessor as part of a settlement of an action commenced by same against the Company. In May 2000, the Company filed Amendment No. 1 to the Registration Statement, which has not yet been declared effective.

         In March 1999, the Company borrowed an aggregate of $400,000 from Full Moon Development, Inc., a corporation not affiliated with the Company, pursuant to two promissory notes, each in the amount of $200,000. The Company has repaid both notes.

         In February 1999, the Company entered into a one year agreement with Typhoon Capital Consultants, LLC ("Typhoon") pursuant to which Typhoon was to provide financial consulting services and other consulting services encompassing assistance in the production of a summary business plan and corporate profile, the creation of an advisory committee to assist the Company in assessing certain proposed actions, and the marketing of the Company's websites. In exchange for its services, Typhoon was to be granted an option to purchase an aggregate of

150,000 shares of Common Stock, exercisable at $1.75 per share until their expiration on August 30, 2001. The Company terminated this agreement in August 1999, however, due to Typhoon's breach of its obligations thereunder. Accordingly, the Company has not executed the option agreements and does not expect to issue such options.

         In November 1998, the Company borrowed $250,000 from Amir Overseas Capital Corp. ("Amir"), a corporation not affiliated with the Company, under a promissory note which bore interest at 12%. The note was repaid in January 1999. In September 1998, the Company borrowed $1,000,000 from Amir, under a promissory note, which bore interest at 12%. This note was repaid in December 1998.

         In July 1998, the Company entered into a Lead Generation/Corporate Relations Agreement with Corporate Relations Group, Inc. ("CRG"), a Florida corporation not affiliated with the Company, pursuant to which CRG was to provide investor and public relations services to the Company for a period of five years. Under the terms of the Agreement, the Company paid $100,000 to CRG upon execution of the agreement, and a Company shareholder remitted 50,000 shares of the Company's Series E Stock as a reimbursement for expenses. In addition, in exchange for CRG's services, the agreement provided for the grant to CRG and four of its principals options to purchase an aggregate 450,000 shares of Common Stock at an exercise price of $0.78125 per share and an aggregate 700,000 shares of Series E Stock at an exercise price of $2.25 per share. The Company has recorded an aggregate value for this transaction of $143,750, representing only the $100,000 cash payment and $43,750 for the Series E Stock (based on a closing market price of $0.875 per share on August 27, 1998), as the Company did not execute the option agreements given CRG's failure to perform material duties required of it by the agreement.

         In June 1998, ABC, a Belize corporation and an affiliate of the Company under common control, the holder of a 5% convertible secured subordinated debenture - dated January 21, 1998 and due August 15, 2000 - offered to amend the terms of the debenture to enable the conversion of the principal amount and accrued interest thereon, into shares of Series E Stock, at a conversion price of $1.00 per share. Management agreed to convert the debenture since the conversion of the debt into equity would result in a strengthened equity position which management believed would provide confidence to the Company's working capital lender, FINOVA, and trade creditors. Further, converting the debt to equity eliminated on-going interest expense requirements as well as the cash flow required to repay the debenture. Simultaneously with its offer to amend the debenture, ABC elected to convert same as of June 30, 1998, whereby $1.5 million in principal amount and $33,333 in accrued interest were converted into 1,533,333 shares of Series E Stock. ABC did not receive any registration rights regarding the shares. Simultaneously, ABC terminated the Subordinated Security Agreement between the parties and the Intercreditor and Subordination Agreement, dated January 21, 1998, by and between ABC and FINOVA.

         The  debenture  provided for the  conversion  of same,  at ABC's option
("Conversion Option"), into shares of common stock of either (i) a subsidiary which the Company intended to form for the purpose of acquiring those stores operated by the Company (or its subsidiaries) which conduct business as "Toys International," or (ii) any other subsidiary (such as Toys) which might acquire a portion of the assets and business of the Company. This option to convert was exercisable at the net book value of the subsidiary's shares on the date ABC exercised the option with a limitation on such share ownership being 25% of the total outstanding shares of said subsidiary. In September 1998, in accordance with the terms of the debenture, ABC assigned its option to Tudor as discussed above.

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

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company leases (i) 40,000 square feet of combined office and warehouse space (approximately 3,000 square feet is office space, and the remaining 37,000 square feet is warehouse space, plus 12,000 square feet in an adjacent ancillary facility) located at 550 Rancheros Drive, San Marcos, California and (ii) approximately 2,600 square feet of separate space which houses defective merchandise until same is either returned to the manufacturers or the Company is authorized by the manufacturers to destroy the goods. The latter lease is on a month to month basis, which the Company intends to terminate in the near future. The 40,000 square foot facility is leased at an approximate annual cost of $247,000 from a partnership of which one of the partners is Richard Brady, the president and a director of the Company. This lease, which was renewed March 2000 for a two-year period ending April 2002, contains an option to extend the lease for an additional three-year period. The fixed minimum rent has increased, effective May 1, 2000, to $25,000 per month, or $300,000 per year. As part of the renewal, the lease was assigned to the Company's Toys subsidiary. The Company believes that this lease is on terms no more or less favorable than terms it might otherwise have negotiated with an unaffiliated party.

         The following table sets forth the leased properties on which the Company is currently operating stores (aggregating 31) are located:

===============================================================================================================================
                                                    SIZE IN SQUARE FEET                                  APPROXIMATE
                                                                                 LEASE                     BASE RENT
                 STORE LOCATION                                               EXPIRATION                  ANNUAL COST
-------------------------------------------------------------------------------------------------------------------------------


Play Co. Toys                                            12,000                July 2006                          $108,000.00
Santa Clarita
19232 Soledad Canyon Rd
Santa Clarita, CA  91351
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                             7,800                January 2001                        $85,000.00
Santa Margarita
27690-B Santa Margarita
Mission Viejo, CA  92691
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                             8,250              December 1999                         $88,000.00
Chula Vista
1193 Broadway
Chula Vista, CA  91911
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                            10,030                June 2000                          $128,000.00
El Cajon
327 N. Magnolia
El Cajon, CA  92020
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                            10,000           September 2005                          $111,000.00
Encinitas
280 N. El Camino Real
Encinitas, CA  92024
-------------------------------------------------------------------------------------------------------------------------------

===============================================================================================================================
                                                    SIZE IN SQUARE FEET                                   APPROXIMATE
                                                                                 LEASE                     BASE RENT
                 STORE LOCATION                                               EXPIRATION                  ANNUAL COST
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                  9,800         December 2004                        $117,000.00
Pasadena
885 S. Arroyo Parkway
Pasadena, CA  91105
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 12,000         January 2001                          $96,000.00
Orange
1349 E. Katella
Orange, CA  92513
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 10,478         March 2005                           $113,000.00
Redlands
837 Tri-City
Redlands, CA  92373
-------------------------------------------------------------------------------------------------------------------------------
Toys International.deGmbH*                                    50,000         December 2001                        $138,000.00
Neuwiederstrasse 80
56566 Neuwied Germany
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 10,156          August 2002                          $88,000.00
Clairemont
4615-A Clairemont Drive
San Diego, CA  92117
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 11,597          March 2004                           $91,000.00
Rancho Cucamonga
9950 W. Foothill Blvd, Suite U
Rancho Cucamonga, CA 91730
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 10,000         October 2004                          $65,000.00
Corona
1210 W. Sixth Street
Corona, CA  91720
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                  9,400         December 2003                        $179,000.00
Woodland Hills
19804 Ventura  Blvd., #366
Woodland Hills, CA 91364
-------------------------------------------------------------------------------------------------------------------------------
Toys International                                             5,183         January 2004                         $160,000.00
South Coast Plaza, Ste. 1020
3333 Bristol Street, Suite 1030
Costa Mesa, CA  92626
-------------------------------------------------------------------------------------------------------------------------------
Toys International                                             3,869         January 2001                         $146,000.00
Century City
10250 Santa Monica Blvd
Los Angeles, CA  90067
-------------------------------------------------------------------------------------------------------------------------------
Tutti Animali                                                  1,220         January 2000                         5% of Sales
Crystal Court
3333 Bear Street
Cost Mesa, CA  92626
-------------------------------------------------------------------------------------------------------------------------------

===============================================================================================================================
                                                    SIZE IN SQUARE FEET                                   APPROXIMATE
                                                                                 LEASE                     BASE RENT
                 STORE LOCATION                                               EXPIRATION                  ANNUAL COST
-------------------------------------------------------------------------------------------------------------------------------
Toys International                                             3,620          August 2007                         $83,000.00
Galleria at South Bay
1815 Hawthorne Blvd., #366
Redondo Beach, CA  90278
-------------------------------------------------------------------------------------------------------------------------------
Toy  Co.                                                       5,642         January 2003                         $113,000.00
Ontario Mills
One Mills Circle, #302
Ontario, CA  91764
-------------------------------------------------------------------------------------------------------------------------------
Toy Co.                                                        7,103         October 2002                         $163,000.00
Arizona Mills
5000 Arizona Mills Circle, #689
Tempe, AZ  85282
-------------------------------------------------------------------------------------------------------------------------------
Toy Co.                                                        6,567             May 2008                         $175,000.00
Fashion Outlet of Las Vegas
32100-320 Las Vegas Blvd. So.
Primm, NV 89019
-------------------------------------------------------------------------------------------------------------------------------
Toy Co.                                                        9,369           May 2003                           $175,000.00
Grapevine Mills
3000 Grapevine Mills Pkwy, Ste. 312
Grapevine, TX 76051

-------------------------------------------------------------------------------------------------------------------------------
Toys International                                             5,339           December 2008                      $133,000.00
Thousand Oaks
208 W. Hillcrest Drive
Thousand Oaks, CA 91360
-------------------------------------------------------------------------------------------------------------------------------
Toys International                                            10,000           May 2008                           $195,000.00
Great Lakes Crossing
4236 Baldwin Rd., #551
Auburn Hills, MI 48326
-------------------------------------------------------------------------------------------------------------------------------
Toy Co.                                                       12,496           July 2003                          $169,000.00
Gurnee Mills Mall
06170 W. Grand Ave., Sp. #559
Gurnee, IL 60031
-------------------------------------------------------------------------------------------------------------------------------
Toys International                                             9,400          March 2008                          $221,000.00
The Block
20 City Dr. West, Ste. 203
Orange, CA 92868
-------------------------------------------------------------------------------------------------------------------------------
Toys International                                             7,002          June 2004                          $450,000.00
The Venetian Resort & Casino
3311 Las Vegas Blvd. South, Ste.1212
Las Vegas, NV 89109
===============================================================================================================================

===============================================================================================================================
                                                    SIZE IN SQUARE FEET                                  APPROXIMATE
                                                                                 LEASE                     BASE RENT
                 STORE LOCATION                                               EXPIRATION                  ANNUAL COST
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------- --------------- ------------------------- -------------------------
Toys International                                          5,500        August 2009                         $116,000
Pier 39
The Embarcadero
San Francisco, CA 94133
-------------------------------------------------- --------------- ------------------------- -------------------------
Play Co.                                                    4,594         July 2008                          $106,000
Concord Mills
8111 Concord Mills Blvd.
Concord, NC 28027
-------------------------------------------------- --------------- ------------------------- -------------------------
Toy Co.                                                    10,402         July 2008                          $229,000
Concord Mills
8111 Concord Mills Blvd.
Concord, NC 28027
-------------------------------------------------- --------------- ------------------------- -------------------------
Toy Co.                                                     8,988        October 2009                        $198,000
Katy Mills
5000 Katy Mills Circle, Ste. 514
Katy, TX 77494
-------------------------------------------------- --------------- ------------------------- -------------------------
Play Co.                                                    4,476        October 2009                        $103,000
Katy Mills
5000 Katy Mills Circle, Ste. 722
Katy, TX 77494
-------------------------------------------------- --------------- ------------------------- -------------------------
Toys International                                          5,959        January 2010                        $155,000
The Shops at Mission Viejo
30 Shops at Mission Viejo
Mission Viejo, CA 92691
================================================== =============== ========================= =========================

-------------------------
* Consists of office and warehouse space.


ITEM 3.  LEGAL PROCEEDINGS

          In October 1997, in the Superior Court of the State of California, County of San Bernardino, Foothill Marketplace, Ltd., a former lessor, commenced suit against the Company for breach of contract pertaining to premises located in Rialto, California. During the third quarter of fiscal year end 2000, the parties settled the action pursuant to a stipulated agreement whereby the Company remitted an initial cash payment of $35,000 and agreed to remit an aggregate $186,138 over the ensuing 36-month period. In addition, the Company agreed to issue 100,000 shares of Common Stock to Foothill Marketplace. The Company has estimated the total net present value of the settlement to be $233,905.

         The Company is a party to legal proceedings and claims which arise in the ordinary course of its business. The Company believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operations, or liquidity.

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

                                               Votes                      Votes                    Abstentions
                                              Cast For                Cast Against

Common Stock                                  3,709,300                     3,202                     687
Series E Preferred Stock                      3,845,880                         0                       0

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

         Calendar                                                             Series E (2)         Series E (2)
          Period               Stock(1 Common) (3)       Warrants (1)       Preferred Stock          Warrants
          ------               ---------------           ------------       ----------------         --------
                                Low         High        Low       High        Low      High       Low        High
                                ---         ----        ---       ----        ---      ----       ---        ----

           1998

01/01/98 - 03/31/98                 .67         1.25                               1     4.75         .5       1.75
04/01/98 - 06/30/98                 .58         1.75                             .87     3.5          .5       1.25
07/01/98 - 09/30/98                 .75         1.56                             .31     3.5          .12      1.12
10/01/98 - 12/31/98                 .56         1.22                             .20      .67         .01       .37

           1999

01/01/99 - 03/31/99                 .75         2.56                             .20     1.72         .03       .25
04/01/99 - 06/30/99                1.06         2.03                             .50     3.37         .10       .58
07/01/99 - 09/30/99                 .75         1.50                             .84     1.62         .13       .29
10/01/99 - 12/31/99                 .50         1.44                             .63     4.13         .13       .95

           2000

01/01/00 - 03/31/00                 .31         2.00                            1.88     3.94         .28       .56
04/01/00 - 07/12/00                 .20          .47                            1.25     2.68         .19       .43

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

         As of July 12, 2000, there were approximately 437 holders of record of the Company's Common Stock, although the Company believes that there are approximately 1,530 additional beneficial owners of shares of Common Stock held in street name. As of July 12, 2000, the number of outstanding shares of the Company's Common Stock was 47,369,542 (This number is subject to change, nominally, as the pre-July 1997 reverse split shares which have not been exchanged as yet are offered for such exchange by the Company's shareholders). See "Market For Common Equity and Related Stockholder Matters - - Conversion of Series E Preferred Stock to Common Stock."

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

Series F Preferred Stock Private Placement

         In May 1999, pursuant to ss.506 of Regulation D, the Company sold 750,000 shares of Series F Preferred Stock (the "Series F Stock"), at a purchase price of $1.00 per share, through Robb Peck McCooey Clearing Corporation (the "Placement Agent"). The Company received $750,000 for the sale, less expenses, and the placement agent's 10% commission and 1% nonaccountable expense allowance. Each share of Series F Stock is convertible, at the holder's option, into two fully paid and non-assessable shares of Common Stock, at any time commencing on the date the registration statement registering the Series F Stock and Common Stock underlying same is declared effective by the Securities and Exchange Commission.

         In September 1999, the Company filed a registration statement on Form SB-2 (the "Registration Statement") covering the resale of 1,500,000 shares of Common Stock underlying the Series F Stock sold in the above-described private placement, an additional 350,000 shares of Common Stock underlying options which were granted to the Placement Agent and its designees as part of the private placement, and 100,000 shares of Common Stock which will be issued on effectiveness of the Registration Statement to a former commercial lessor as part of a settlement of an action commenced by same against the Company. In May 2000, the Company filed Amendment No. 1 to the Registration Statement.

Series E Preferred Stock Issuance

         In May  2000,  the  Company  entered  into a  Termination  and  Release
Agreement with ZD, pursuant to which (i) the Company agreed to pay ZD an aggregate amount of $500,000 ("Termination Fee") in full satisfaction of any and all obligations to ZD under the ZD Agreement and (ii) all of ZD's obligations under ZD Agreement, including the provision of the L/C in favor of FINOVA, were terminated. By supplemental letter, in lieu of payment of the Termination Fee, ZD agreed to receive 854,700 shares of the Company's Series E Preferred Stock. Subsequently, ZD entered into an Assignment of Termination and Release Agreement which provided for the assignment by ZD of all its rights and obligations under the Termination and Release Agreement to EACF. Accordingly, the Company has issued the 854,700 shares of Series E Preferred Stock to EACF.

         Pursuant to the settlement agreement, the Company agreed to pay to ZD $500,000 in cash. Subsequently, ZD agreed to receive 854,700 shares of Series E Preferred Stock in lieu of the $500,000 cash. The Series E Preferred Stock was thereby valued at $0.59 per share, which represented a 60 percent discount of the market value as of the date of the transaction. To obtain a fair value for the Series E Stock, the Company engaged an independent appraiser to determine the value of the Series E Stock near the transaction date. ZD assigned its rights under this agreement to EACF and accordingly, the Company issued the 854,700 shares of Series E Stock to EACF.

Conversion of Series E Preferred Stock to Common Stock

         Beginning in January 2000, and through the fourth quarter, certain holders of 929,563 shares of Series E Preferred Stock elected to convert their shares into Common Stock shares. Each Series E Preferred Stock was converted into six shares of Common Stock, or a total of 5,577,378 shares of Common Stock. Subsequent to March 31, 2000, a substantial amount of Common Stock has been issued upon conversion of the Series E Preferred Stock.

Conversion of Convertible Debenture into Series E Preferred Stock

         In February 1999, the Company issued convertible debentures to Europe American Capital Foundation ("EACF") and Frampton Industries, Ltd ("Frampton") in the amounts of $500,000 and $150,000, respectively, both bearing interest at 5% per annum (the "Debentures"). Such Debentures were convertible into an amount of the Company's Series E Preferred Stock. The Debentures were amended from time-to-time and as a result, the Debentures became convertible into Series E Preferred Stock at $.20 per share.

         In December 1999, Frampton assigned its debenture to EACF, and on March 3, 2000, EACF advised the Company of its intention to convert the debenture effective February 29, 2000. Accordingly, in March 2000, in accordance with the terms of the debenture, the Company issued 3,423,300 shares of Series E Stock to EACF.

Issuance/Reservation of Common Stock

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

         In December 1999, the Company settled its last tenant/landlord matter. Pursuant to a settlement agreement, the Company agreed to issue 100,000 shares of Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Results of Operations."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table summarizes certain selected financial data and is qualified in its entirety by the more detailed financial statements contained elsewhere in this document.


                                                                  Year Ended March 31,
                                               1997              1998             1999              2000
                                               ----              ----             ----              ----

Balance Sheet Data:

Working capital (deficiency)                 $(1,570,486)        $4,452,481       $5,763,509       $13,550,389
Total assets                                    9,378,618        14,139,887       21,081,758        32,283,781
Total current liabilities                       8,148,657         4,581,831        7,558,647         7,436,310
Long term obligations                             226,925         7,055,549        8,527,116         1,124,374
Stockholders' equity                            1,003,036         2,502,507        4,995,995        13,779,690
Common stock dividends                                ---               ---              ---               ---




                                                                  Year Ended March 31,

                                                1997              1998              1999             2000
                                                ----              ----              ----             ----

Operating Data:

Net sales                                      $19,624,276       $22,568,527       $34,371,230     $37,252,210
Gross profit                                     5,955,172         8,878,928        14,780,446      15,197,485
Gross margin                                         30.3%             39.3%             43.0%           40.8%
Total operating expenses                         8,789,570        10,119,430        13,741,011      22,996,151
Minority interest in net loss of
consolidated subsidiary                                ---               ---               ---         952,757
Extraordinary gain on extinguishment of
debt                                                   ---               ---               ---         650,000
Net income (loss)                              (3,584,881)       (2,054,470)         (577,766)     (8,015,367)
Effects of non-cash dividends on
convertible preferred stock                            ---       (1,473,806)       (1,707,725)     (2,592,252)
Net income (loss) applicable to common
shares                                         (6,474,496)       (3,528,276)       (2,285,491)    (10,607,619)
Income (loss) per common share(1)                   (1.29)            (0.86)             (.50)          (1.58)
Weighted average shares outstanding(1)
                                                 2,791,876         4,098,971         4,590,642       6,719,736

(1) Adjusted for effects of 1 for 3 reverse split of Common Stock in July 1997.

Results of Operations

     This Annual Report on Form 10-KSB and the following "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing in some cases, forward-looking statements can be identified by the use of terminology such as "may", "will", "expects", "plans", "anticipates", "estimates", "potential", or "continue" or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements are subject to inherent risks and uncertainties. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results might differ.

     The Company has two subsidiaries, Toys International.COM, Inc. ("Toys") and Play Co. Toys Canyon Country, Inc. ("Canyon"). Toys currently operates twenty-nine of the Company's aggregate thirty-three stores, of which Canyon holds the lease for one of Toys' retail locations.

For the year ended March 31, 2000 as compared to the year ended March 31, 1999

     The Company generated net sales of $37,252,210 in the year ended March 31, 2000 (also referred to as fiscal year 2000). This represented an increase of $2,880,980, or 8.4%, over net sales of $34,371,230 in the year ended March 31, 1999 (also referred to as fiscal year 1999). Of this sales growth, $1,238,720 can be attributed to the Company's Internet operations in the United States and Germany ("Internet Operations"); the remainder of the sales growth can be attributed to the Company's new stores as same store sales declined by 24.8% for the period. The sales of the Internet Operations included both business to consumer (approximately $719,000) and business to business (approximately $520,000) sales. The business to business sales activity also included wholesale transactions to other toy retailers and wholesalers. The Company runs all wholesale transactions through its Internet division, since its wholesale division was closed several years ago.

     The Company believes that its same store sales showed a decline (after a period of two years of continuous increases in the fiscal years ended March 31, 1998 and March 31,1999) due to a significant reduction in the sales of certain collectible items, in particular, Beanie Babies. The Company attributes a great deal of this decline both to a reduction in demand for Beanie Babies and related items and a general lack of availability of those items from the manufacturer. This decline represented approximately a $7.9 million decline in same store sales. Excluding sales of Beanie Babies and related products, the Company's same store sales actually increased by 5.7% in the fiscal year 2000. The Company expects this trend to continue only through the second quarter of current fiscal year 2001.

         The Company ended fiscal year 2000 with 31 retail locations in seven states, compared to 25 retail locations in six states at the end of fiscal year 1999. During fiscal year 2000, the Company opened seven new stores and closed one store due to a lease expiration.

         The Company posted a gross profit of $15,197,485 in the year ended March 31, 2000. This represented an increase of $417,039, or 2.8%, over the gross profit of $14,780,446 in the year ended March 31, 1999. The gross profit increase was due to the above noted growth in net sales. The Company's gross margin declined from 43.0% in fiscal year 1999 to 40.8% in fiscal year 2000. This 2.2% gross margin decrease was largely due to dampening effect of the 12.6% gross margin posted by the Internet Operations on the Company's overall gross margin and to a $250,000 inventory reserve established by the Company. Excluding the impact of the inventory reserve, the Company posted a gross margin of 41.5%.

         Operating expenses (total operating expenses less litigation related expenses and depreciation and amortization) in the year ended March 31, 2000 were $21,586,969. This represented a $8,859,959, or 69.6%, increase over the Company's operating expenses of $12,727,010 in the year ended March 31, 1999. The primary reasons for the operating expense increase were operating expenses relating to the Internet Operations of approximately $2,721,000, a growth in rent expense of approximately $2,020,000 and in payroll and related expenses of $1,770,000. The increases in rent and salary expenses were largely due to the opening of the seven new stores in fiscal year 2000 coupled with a full fiscal year of expenses related to the six stores that opened in the second half of fiscal year 1999. As a percentage of sales, operating expenses increased by 20.9% to 57.9% of net sales for fiscal year 2000 from 37.0% in fiscal year 1999.

         During fiscal year 2000, the Company settled its final store closing related litigation. Under this settlement, the Company agreed to an upfront cash payment of $35,000, to issue 100,000 shares of its common stock, and to pay an aggregate $186,138 over a 36-month period. The Company has estimated the total net present value of the settlement to be $233,905 and accrued an additional amount of $270,206 in fiscal year 2000 to cover the estimated value of the settlement and other litigation related expenses. In fiscal year 1999, the Company incurred $27,659 of litigation related expenses.

         Depreciation and amortization expense in the year ended March 31, 2000 was $1,138,976. This represented a $152,634, or 15.5%, increase over the Company's depreciation and amortization expense of $986,342 in the year ended March 31, 1999. Depreciation and amortization are non-cash charges. The primary reason for the depreciation and amortization expense increase was the depreciation related to the fixed assets purchased for the seven new stores that opened during fiscal year 2000.

         Total operating expenses (the sum of operating expenses, litigation related expenses, and depreciation and amortization expense) in the year ended March 31, 2000 were $22,996,151. This represented a $9,255,140, or 67.4%, increase over the Company's total operating expenses of $13,741,011 in the year ended March 31, 1999. The reasons for this increase are noted in the three preceding paragraphs.

         The Company recorded an operating loss of $7,798,666 in fiscal year 2000 compared to operating income of $1,039,435 in fiscal year 1999. This represented a reduction of $8,838,101. This decrease was a result of the $417,039 increase in gross profit being more than offset by the $9,255,140 increase in total operating expenses. Approximately $2.6 million of the operating loss was generated by the Company's Internet Operations.

         Total interest expense, net of interest income of $276,923, amounted to $1,819,458 in the year ended March 31, 2000. This represented a $204,407, or 12.7%, increase over the Company's interest expense of $1,615,051 in fiscal year 1999, a year in which the Company had no interest income. Interest income for the year ended March 31, 2000 was earned on increased cash positions resulting from the proceeds of Toys' equity transactions discussed below. In both fiscal years, the Company recorded a $650,000 non-cash interest charge that related to the beneficial conversion feature of certain convertible subordinated debentures. No cash or stock dividends were actually paid out. The Company's interest expense increased due to a higher level of borrowings in fiscal year 2000 than in fiscal year 1999.

         Given the Company's loss in each of fiscal 2000 and 1999, current income tax expense is not material to the Company's operations. Changes in deferred taxes were offset dollar for dollar by adjustments to the Company's valuation allowance, which has reduced its net deferred tax assets to zero as of March 31, 2000 and 1999 and resulted in a net zero dollar provision for deferred income taxes for each of the years ended March 31, 2000 and 1999.

         In fiscal year 2000, the Company recorded a minority interest in the loss of the consolidated Toys subsidiary of $952,757. This minority interest arose out of various sales of stock in the Company's Toys subsidiary, as described in Note 11 to the consolidated financial statements and below. This minority interest represented a reduction in the Company's net loss for fiscal year 2000. Since Toys operated as a wholly owned division of the Company in fiscal year 1999, no minority interest was recorded in that year.

         In fiscal year 2000, the Company recorded a $650,000 extraordinary gain that related to the modification of terms on certain convertible subordinated debentures. This extraordinary gain offset the $650,000 non-cash interest charge recorded above.

         In fiscal year 2000, the Company recorded other comprehensive loss of $151,531 that related to foreign currency translation adjustments arising from Toys' Internet operations in Germany. There were no foreign currency translation adjustments in fiscal year 1999.

         As a result of the above-mentioned factors, the Company recorded a comprehensive net loss of $8,166,898 for the fiscal year ended 2000 compared to a comprehensive net loss of $577,766 for the fiscal year ended March 31, 1999.

         In fiscal year 2000, the net loss of $8,015,367 was increased by non-cash dividends of $2,592,252 in order to determine the net loss applicable to common shares. The non-cash dividends represent amortization of the discount recorded upon issuance of Series E and Series F Stock with a beneficial conversion feature. No dividends in the form of securities or other assets were actually paid out. A non-cash dividend of $1,707,725 was recorded for fiscal year 1999. As a result, the net loss applicable to common shares was $10,607,619, or $1.58 per share, for the year ended March 31, 2000 and $2,285,491, or $.50 per share, for the year ended March 31, 1999.

Liquidity and Capital Resources

         At March 31, 2000, the Company had $13,550,389 of working capital compared to a working capital position of $5,763,509 at March 31, 1999. The primary factor in the $7,786,880 increase in working capital was the November 1999 initial public offering of Toys, which generated approximately $22,864,000 in net proceeds and $2,800,000 generated by a private equity transaction in July 1999. Another significant factor in the ending March 31, 2000 working capital position was a paydown of the Company's line of credit from $7,814,666 at March 31, 1999 to a balance of $47,542 at March 31, 2000, after having reached a peak borrowing level of $11.3 million during the fiscal year.

         While the Company generated an operating profit during fiscal year ended March 31, 1999, the Company generated an operating loss in fiscal 2000 and in the fiscal years prior to fiscal 1999. The Company has historically financed those operating losses and its working capital requirements through debt and sales of the Company's equity securities. There can be no assurance that the Company will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to achieve consistent profitability.

         For the year ended March 31, 2000, the Company used $12,026,338 of cash in its operations compared to $1,231,117 used in operations in the year ended March 31, 1999. The primary reason for the $10,795,221 increase in the use of cash in operations was the Company's comprehensive net loss of $8,166,898 compared to the prior year's comprehensive net loss of $577,766.

         The Company used $2,046,750 of cash in its investing activities during fiscal year 2000 compared to $2,799,819 in fiscal year 1999. The primary investment in both fiscal years was the purchase of property and equipment generally for new stores. The Company purchased approximately $2.3 million and $2.7 million in property and equipment in fiscal years 2000 and 1999, respectively. Additionally, in fiscal year 2000, the Company generated $723,678 from the sale of a portion of its investment in Toys, as discussed below.

         The Company generated $20,148,659 from its financing activities in the year ended March 31, 2000 compared to the generation of $3,507,917 from financing activities in the year ended March 31, 1999. The most significant item in the Company's financing activities in fiscal year 2000 was the November 1999 initial public offering of Toys, which generated approximately $22,864,000 in net proceeds and $2,800,000 generated by a private equity transaction in July 1999.

         As a result of the above factors, the Company had a net increase in cash and cash equivalents of $5,924,040 in fiscal year 2000 compared to a net decrease in cash and cash equivalents of $523,019 in fiscal year 1999.

         During fiscal 2000, the Company opened seven new stores in high traffic shopping malls for a total cost (excluding inventory) of approximately $2.3 million. The stores are located in Las Vegas, Nevada; Katy (near Houston), Texas; Concord (near Charlotte), North Carolina; San Francisco and Mission Viejo (near Los Angeles), both in California. The Company opened six stores in fiscal 1999.

         The Internet Operations were another significant use of capital in fiscal year 2000. The Company invested approximately $4,577,000, primarily in Germany, to finance the Internet Operations including capitalized website development costs of approximately $1,183,000, operating expenses of approximately $2,566,000, and inventories in Germany of approximately $828,000. The Internet Operations began in April 1999 with the debut of the Company's U.S. website, www.toyswhypayretail.com. The Company debuted its German website, www.webjumbo.de, in October 1999.

         The Company had planned to finance the costs of opening those new stores and its Internet Operations through a combination of capital lease financing, use of the Company's working capital, and the sale of additional equity. The Company received approximately $861,000 in lease financing during fiscal year 2000. The Company continues to seek additional capital lease financing.

         The following equity transactions entered into over fiscal year 2000 were equity and debt transactions structured to help the Company with the cost of the capital expenditures associated with opening the seven new stores and starting the Internet Operations.

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

         On July 20, 1999, the Company's subsidiary, Toys, sold a 6.6% minority interest to two investors for $2.8 million in gross proceeds in a private transaction. The investors were an unaffiliated investment banking firm, Concord Effekten AG ("Concord") of Frankfurt, Germany and CDMI, a British Virgin Islands corporation. Mr. Mika is a shareholder of CDMI. Each party invested $1.4 million in the transaction.

         In early October 1999, the Company loaned $50,000 to Shopnet.com, Inc. and $200,000 to Breaking Waves, Inc., both of which entities are affiliated with the Company. The loans carried interest at 9% and were repaid in March 2000.

         On October 25, 1999, Tudor lent the Company $127,922 under a Demand Promissory Note ("Demand Note") bearing an interest rate of eight percent per annum. The Demand Note was a bridge loan designed to be paid off after the completion of the then contemplated initial public offering of Toys and has been paid in full.

         On November 19, 1999, Toys completed an initial public offering (the "Offering") on the SMAX segment of the Frankfurt Stock Exchange in Germany.
Concord underwrote the Offering. Toys sold 2 million shares, or a 16.7% interest, in the Offering for net proceeds of approximately $22,864,000. The Offering was priced at 13 euros per share, or approximately US $13.52 per share. The Company retained majority ownership of Toys with a 58.4% equity interest in the subsidiary and, as a result, will continue to consolidate Toys' operations in its financial statements. No gain or loss was recorded on the sales of Toys' shares in the public offering or in earlier private placements per Staff Accounting Bulletin Topic 5, as discussed in Note 11 to the consolidated financial statements.

         On November 29, 1999, the Company loaned Shopnet $400,000 under a Demand Promissory Note ("Demand Note") bearing an interest rate of nine percent per annum. The Demand Note required a principal repayment of $100,000 plus accrued interest on January 30, 2000 and requires that the balance be paid on April 30, 2000. The January and April payments were remitted as agreed.

         In March 2000, the holders of the Company's convertible subordinated debentures converted the then outstanding $650,000 of debentures into the Company's Series E Preferred Stock at the agreed conversion price of $0.20 per share. This resulted in an issuance of 3,423,300 shares of Series E stock being issued, including accrued interest.

         In November 1998, the Company entered into an agreement with ZD Group LLC ("ZD"), a related party, to secure additional financing. Pursuant to this agreement, ZD issued a $700,000 irrevocable standby letter of credit ("L/C") in favor of FINOVA, the Company's working capital lender. FINOVA then lent a matching $700,000 to the Company in the form of a term loan with interest at prime plus one percent. The term loan was repaid during the year ended March 31, 2000.

         As consideration for its issuance of the L/C, ZD was entitled to receive payments representing one-third (33%) of the net profits from three stores beginning in April 1999. To date, those stores have not earned any net profits; therefore, the Company has not been liable for any payments.

In May 2000, ZD and the Company reached a settlement whereby the Company is no longer liable for paying to ZD a percentage of the net profits of the three stores. As of March 31, 2000, and the date of the settlement, the Company had no liabilities to ZD as the three stores had not yet made any net profits.

         Pursuant to the settlement agreement, the Company agreed to pay to ZD $500,000 in cash. Subsequently, ZD agreed to receive 854,700 shares of Series E Preferred Stock in lieu of the $500,000 cash. The Series E Preferred Stock was thereby valued at $0.59 per share, which represented a 60 percent discount of the market value as of the date of the transaction. To obtain a fair value for the Series E Stock, the Company engaged an independent appraiser to determine the value of the Series E Stock near the transaction date. ZD assigned its rights under this agreement to EACF and, accordingly, the Company issued the 854,200 shares of Series E Stock to EACF.

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

         During fiscal 2000, the FINOVA Agreement was amended to name the Company and Toys as co-borrowers under the Agreement. The Agreement was further amended to reduce the available borrowing levels. As of March 31, 2000, the total amount available under the facility was $5 million, which is to be further reduced by $1 million, beginning April 30, 2000 and at each subsequent month-end, until reduced to zero by August 2000.

         The FINOVA Financing also includes various covenants, two of which the Company violated during the year ended March 31, 1999 by exceeding the specified maximum levels of capital expenditures and debt financing. The Company received a waiver of these defaults in connection with an amendment to the FINOVA financing, which was executed in August 1999. The FINOVA Agreement as amended established new covenants with which the Company was in compliance during the year ended March 31, 2000 and with which it expects to comply through the maturity date of August 2000.

         The FINOVA financing also requires the maintenance of a minimum level net worth in amounts defined by the Agreement. As of March 31, 1999, the requirement was $750,000. The amendment executed in August 1999 requires the Company to maintain a base net worth of $2,900,000, plus 60% of any equity raised between June 30, 1999 and March 31, 2000. At March 31, 2000, the required equity base is calculated to be approximately $18,300,000, with which the Company is in compliance given consideration to the aggregate of minority interest and stockholders' equity.

     The FINOVA Agreement is guaranteed by United Textiles & Toys Corp. ("UTTC") and is secured by substantially all the assets of the Company and $3,000,000 in letters of credit. Of the $3,000,000 in letters of credit, $2,000,000 was collateralized by amounts held in a restricted certificate of deposit. Multimedia Concepts International, Inc., an affiliate under common control, has provided a $1,000,000 L/C. The letters of credit were released by FINOVA.

         Due to the August 2000 maturity of the FINOVA Agreement, the Company is seeking an alternative financing agreement. The Company has received a letter of intent from a major finance company, which is completing its due diligence. However, there can be no assurance that any such finance agreement will be consummated on terms acceptable to the Company, or if at all.

         Planned new store openings remain a significant capital commitment of the Company. The Company has entered into leases to open seven new stores by the end of calendar year 2000. The Company expects that the costs of building those new stores net of landlord tenant improvement contributions and of inventory requirements will be approximately $3.4 million. The Company plans to finance the costs of opening those new stores through a combination of capital lease financing, use of the Company's working capital, and the sale of additional equity.

         The Company has opened two of those seven new stores. The first of those stores opened in May in the Nashville, Tennessee. The second store opened in June in Orlando, Florida. The cost of opening those stores (excluding inventory) was approximately $570,000. The Company expects to receive landlord tenant improvement contributions on those two stores in the approximate amount of $212,000, which will reduce the net cost of opening those stores to approximately $358,000.

         The remaining five stores scheduled to be opened in the second half of calendar year 2000 are expected to cost (excluding inventory) approximately $3.2 million. The Company expects to receive landlord tenant improvement contributions on those five stores in the approximate amount of $200,000, which will reduce the net cost of opening those stores to approximately $3 million.

         The Company has developed a new strategy for its Internet Operations that it believes may differentiate its websites from its competitors' websites. The Company has invested approximately $2 million in this new concept. The new concept requires the participation of media and/or financing partners. The new concept is based on the use of a continuing story line to draw repeat viewers/potential customers to its websites rather than spending significant amounts of capital on advertising expense. The Company believes that it may draw a more loyal customer base in this new approach. If the Company does secure the participation of media partners, than it will also need to raise additional financing to fund the somewhat open-ended nature of capital expenditures associated with this new project. The Company is currently seeking additional financing for this purpose. There can be no assurance that such financing will be available on terms acceptable to the Company or at all.

         In May 1999, pursuant to ss.506 of Regulation D, the Company sold 750,000 shares of Series F Preferred Stock, par value $0.01 per share ("Series F Stock"), at a purchase price of $1.00 per share, through Robb Peck McCooey Clearing Corporation as placement agent. The Company received approximately $645,000 in net proceeds from the sale. Each share of Series F Stock is convertible, at the holder's option, into two fully paid and non-assessable shares of Common Stock, at any time commencing on the date the registration statement registering the Series F Stock and Common Stock underlying same is declared effective by the Securities and Exchange Commission. A registration statement was originally filed in September 1999 on Form SB-2 and amended in May 2000. The registration statement has not yet been declared effective. The shares of Series F Stock shall convert automatically, without any action by the holder upon the earlier of (i) two years from issuance, or (ii) in the event the closing price per share of the Common Stock has been at least $5.00 for a consecutive 30-day period.

         We believe that current cash and cash equivalents and cash that may be generated from operations will be sufficient to meet our anticipated cash needs through March 31, 2001. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, cash equivalents and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity or debt securities or to obtain a line of credit. The sale of additional equity or equity-related securities would result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Trends Affecting Liquidity, Capital Resources and Operations

         The Company believes that the period covered by its fiscal year 2000 was a slow year for the worldwide toy industry. With the exception of the Pokemon phenomenon, there were very few hot toys. Movie related toy products (such as Star Wars) did not sell well in that period and as discussed above, sales of Beanie babies slowed dramatically.

         The Company is trying to mitigate this slowness in the toy industry by locating its new stores in sites that have a large amount of customer foot traffic such as tourist areas. These high-traffic areas should enable the Company to provide better access to its educational, specialty, and collectible toy merchandise. Additionally, the history of the toy industry indicates that there is generally at least one highly popular toy every year. The Company believes that its new locations will help position the Company to take advantage of those future positive trends.

         The Company's future financial performance will depend upon continued demand for toys and the Company's ability to choose locations for new stores, the Company's ability to purchase product at favorable prices and on favorable terms, and the effects of increased competition and changes in consumer preferences.

         The toy and hobby retail industry faces a number of potentially adverse business conditions including price and gross margin pressures and market consolidation. The Company competes with a variety of mass merchandisers, superstores, and other toy retailers, including Toys R Us and Kay Bee Toy Stores. Competitors that emphasize specialty and educational toys include Disney Stores, Warner Bros. Stores, Learning Smith, Lake Shore, Zainy Brainy, and Noodle Kidoodle. The Company also competes both through its electronic commerce operations and through its stores against Internet oriented toy retailers such as eToys, Inc, Amazon.com and Toys R Us.com. There can be no assurance that the Company's business strategy will enable it to compete effectively in the toy industry.

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

Net Operating Loss Carryforwards

         At  March  31,  2000,  the  Company  has  net  operating  loss  ("NOL")
carryforwards of approximately $16,000,000 for federal purposes and approximately $7,000,000 for state purposes. The federal NOLs are available to offset future taxable income and expire at various dates through March 31, 2020 while the state NOLs are available and expire at various dates through March 31, 2005.

         A portion of the NOLs described above is subject to provisions of the Internal Revenue Code ss.382 which limits use of NOL carryforwards when changes of ownership of more than 50% occur during a three year testing period. During the years ended March 31, 1994 and 1995, the Company's ownership changed by more than 50% as a result of the May 1993 purchase of a majority interest in the Company by American Toys, Inc. and the Company's November 1994 completion of an initial public offering of its Common Stock. Further changes in common and preferred stock ownership during each of the years ended March 31, 1997 through 1999 have also potentially limited the use of NOLs. The effect of such limitations has yet to be determined. NOLs could be further limited upon the exercise of outstanding stock options and stock purchase warrants or as result of the May 1999 private offering of Series F Stock. Further, a portion of the NOL's may be allocable to the Toys subsidiary, the operations of which generated a portion of the NOL's while previously operating as a division of the Company. The effects of such have not yet been determined.

ITEM 7. FINANCIAL STATEMENTS

         See attached Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Officers and Directors

         The following table sets forth the names, ages, and titles of all directors and officers of the Company:

         Name                           Age               Position

         Harold Rashbaum                 73               Chairman of the Board

         Richard Brady                   48               Chief Executive Officer, President, and Director

         James Frakes                    43               Chief Financial Officer, Secretary, and Director

         Moses Mika                      79               Director

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

     Richard Brady is a co-founder of the Company and has acted as the Company's chief executive officer and president since December 1995. Mr. Brady was the executive vice president, secretary, and a director from the Company's inception in 1974 until December 1996. He was re-elected director of the Company in January 1998. Mr. Brady has been the president of Toys since January 1997 and a director thereof since May 1998. Commencing July 2000, Mr. Brady was promoted from President of Toys to Chief Executive Officer.

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

     Carolyn Morrison has acted as President and Chief Operating Officer of Toys since June 18, 2000. From September 1992 until February 2000, Ms. Morrison served as Senior Vice President and Executive Vice President for FAO Schwarz, Inc. ("FAOS"). From May 1989 through July 1992, she held various executive positions with Hartmarx Corporation. From June 1995 through May 1992 she worked for Federated Department Stores Inc. She has held retail positions from 1976 until 1985. Ms. Morrison is a graduate of DePauw University in Indiana and holds a B.A. degree in communications.

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

         No person ("a Reporting Person") who during the fiscal year ended March 31, 2000 was a director, officer, or beneficial owner of more than ten percent of the Company's Common Stock or Series E Stock which are the only classes of equity securities of the Company registered under ss.12 of the Securities Exchange Act of 1934, failed to file on a timely basis reports required by ss.16 of the Act during the most recent fiscal year except as follows: (i) Richard Brady, (ii) Harold Rashbaum, (iii) UTTC, (iv) MMCI, (v) ATPLC, (vi) ABC, (vii) EACC, and (viii) EACF. The foregoing is based solely upon a review by the Company of (i) Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(e) under the Act, (ii) Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and (iii) any representation received by the Company from any reporting person that no Form 5 is required, except as described herein.

ITEM 10 EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded or paid by the Company during the years ended March 31, 2000, 1999, and 1998 to each of the named executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation                             Long-Term Compensation

                                                                                      Awards                       Payouts
                                                                                                Securities
                                                                                Restricted      Underlying             All Other
                                                                              Stock Award(s)     Options/     LTIP    Compen-sation
                                                                                    ($)            SARs       Payouts         ($)
Name and Principal          Year      Salary    Bonus(#) ($)  Other Annual
Position                                                      Compen-sation
   Richard Brady
     President,  CEO,
    and Director            2000      175,000    5,000        9,147 (1)       --               --             --         --
                            1999      124,500    --           8,579 (1)       --               --             --         --
                            1998      120,000    --           8,579 (1)       25,000(2)        --             --         --

James B. Frakes
Chief Financial
Officer, Secretary, and
Director                    2000      110,000    --           3,797(3)        --               --             --         --
                            1999      101,200    --             --            --               --             --         --
                            1998        N/A


     (1) Includes an automobile allowance of $7,200 for each of 2000, 1999, and 1998, and the payment of life insurance premiums of $1,947 for 2000 and $1,379 for each of 1999 and 1998.

     (2) Mr. Brady received 25,000 shares of Series E Stock as a bonus in March 1998: these shares vested equally over a 12 month period commencing in April 1998 and were sold by Mr. Brady in March 2000.

     (3) Represents lease payments on a Company car.

         During fiscal 2000, Harold Rashbaum, the Company's chairman of the board, received an aggregate of $48,600 in compensation from the Company in consideration of the consulting services he provided therefor. In March 1998, the Company issued 25,000 shares of Series E Stock, subject to a vesting schedule, to each of Mr. Brady and Mr. Rashbaum, both of whom sold their respective shares during the fourth quarter of the fiscal year ended March 31, 2000. Mr. Rashbaum devotes a significant portion of his time to the Company.
Among other things, he reviews potential store sites, assists in strategic planning, reviews all cash outflows, and otherwise works closely with management in further developing and implementing the Company's ongoing business strategy.

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

1994 401(k) Employee Stock Option Plan ("ESOP")

         In May 1994, the Company adopted corporate resolutions approving a 401(k) Employee Stock Ownership Plan (the "401(k) ESOP Plan") which covers substantially all employees of the Company. The 401(k) ESOP Plan was filed on July 14, 1995 with the Internal Revenue Service and includes provisions for both employee stock ownership and a 401(k) Plan. The 401(k) ESOP Plan allows contributions only by the Company: these can be made annually at the discretion of the Company's board of directors. The 401(k) ESOP Plan has been designed to invest primarily in the Company's stock. The employees of the Company will contribute to the 401(k) portion of the Plan through payroll deductions. The Company does not intend to match contributions to the 401(k). Contributions to the 401(k) ESOP Plan may result in an expense, resulting in a reduction in earnings, and may dilute the ownership interests of persons who currently own securities of the Company. On January 26, 1995, Messrs. Brady and Tom Davidson (a founder of the Company and the Company's former president) and the Company's then parent company contributed an aggregate of 15,333 shares of the Company's Common Stock to the 401(k) ESOP Plan. During the year ended March 31, 1999, 5,673 shares of the Company's Common Stock were contributed to the plan by individuals.

Toys Employee Stock Option Plan ("ESOP")

         In October 1999, Toys adopted an Employee Stock Option Plan, pursuant to which 1,000,000 shares of Common Stock have been reserved for issuance. To date, Carolyn Morrison has been granted options in the aggregate of 225,000, subject to certain vesting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's outstanding Common Stock as of July 12, 2000 (on which date there were 47,369,542 shares outstanding) by (i) each beneficial owner of 5% or more of the Company's Common Stock; (ii) each of the Company's executive officers, directors, and key employees; and (iii) all executive officers, directors, and key employees as a group:

------------------------------------------------------- ----------------------------------- ------------------------------------
                   Name and Address                      Number of Shares of Common Stock
                 Of Beneficial Owner                           Beneficially Owned1                Percent of Common Stock
                                                                                                   Beneficially Owned2,3
------------------------------------------------------- ----------------------------------- ------------------------------------
Harold Rashbaum 4
c/o Play Co. Toys & Entertainment Corp.
550 Rancheros Drive                                                     --                                  --
San Marcos, CA 92069
------------------------------------------------------- ----------------------------------- ------------------------------------
Richard Brady
c/o Play Co. Toys & Entertainment Corp.
550 Rancheros Drive                                                   25,587                                 *
San Marcos, CA 92069
------------------------------------------------------- ----------------------------------- ------------------------------------
James B. Frakes 5
c/o Play Co. Toys & Entertainment Corp.
550 Rancheros Drive                                                   30,000                                 *
San Marcos, CA 92069
------------------------------------------------------- ----------------------------------- ------------------------------------
Moses Mika
c/o Play Co. Toys & Entertainment Corp.
550 Rancheros Drive                                                     --                                  --
San Marcos, CA 92069
------------------------------------------------------- ----------------------------------- ------------------------------------
Breaking Waves, Inc. 4
112 West 34th Street                                                1,270,000                              2.7%
New York, New York  10120
------------------------------------------------------- ----------------------------------- ------------------------------------
ShopNet.Com, Inc. 4
14 East 60th Street, Suite 402                                      1,270,000                              2.7%
New York, New York  10022
------------------------------------------------------- ----------------------------------- ------------------------------------
United Textiles & Toys Corp. 6
1410 Broadway, Suite 1602                                           4,384,910                              9.3%
New York, NY 10018
------------------------------------------------------- ----------------------------------- ------------------------------------
Multimedia Concepts International, Inc.7
1410 Broadway, Suite 1602                                           4,818,420                              10.1%
New York, NY 10018
------------------------------------------------------- ----------------------------------- ------------------------------------
U.S. Stores Corp. 8
1385 Broadway, Suite 814                                                --                                  --
New York, New York  10018
------------------------------------------------------- ----------------------------------- ------------------------------------

(table continued from previous page)
------------------------------------------------------- ----------------------------------- ------------------------------------
                   Name and Address                      Number of Shares of Common Stock
                 of Beneficial Owner                           Beneficially Owned1                Percent of Common Stock
                                                                                                   Beneficially Owned2,3
------------------------------------------------------- ----------------------------------- ------------------------------------
American Telecom, PLC 9
8-13 Chiswell Street                                                2,400,000                              5.1%
London EC 1Y 4UP
------------------------------------------------------- ----------------------------------- ------------------------------------
ABC Fund, Inc.10
P.O. Box 47 Road Town                                               3,757,920                              7.9%
Tortola, BVI
------------------------------------------------------- ----------------------------------- ------------------------------------
Europe American Capital Foundation 11
c/o Vermogenstreuhand GMBH                                          20,539,800                             43.4%
14 Kaiser Street
Bregenz, Austria A-6900
------------------------------------------------------- ----------------------------------- ------------------------------------
Officers and Directors as a Group
(4 persons)4,5                                                        45,587                                 *
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

     (3) Does not include 41,715,060 shares of Common Stock issuable upon the conversion of 6,952,510 shares of Series E Stock outstanding, or any portion thereof, except where directly applicable and in accordance with footnote 2 above. Between March 31, 2000 and July 12, 2000, a substantial amount of Common Stock has been issued upon conversion of the Series E Preferred Stock.

     (4) Mr. Rashbaum, the Company's chairman of the board, is also the president and the sole director of Breaking Waves which is a wholly owned subsidiary of ShopNet, a publicly traded company. Mr. Rashbaum is also the president and a director of ShopNet. By virtue of its ownership of Breaking Waves, ShopNet may be deemed the beneficial owner of the Company's Common Stock owned by Breaking Waves.

     (5) Represents shares underlying an option.

     (6) The president of United Textiles, a publicly traded company, is Ilan Arbel who is also the president, chief executive officer, and a director of Multimedia, a publicly traded company which is the parent company of United Textiles (owning approximately 78.5% of same). Multimedia is owned approximately 67.7% by U.S. Stores Corp. ("U.S. Stores"), a company of which Mr. Arbel is the president and a director. U.S. Stores is owned 100% by American Telecom, PLC ("ATPLC"), a British corporation.

     (7) By virtue of its majority ownership of United Textiles, Multimedia also may be deemed a beneficial owner of the Company's Common Stock held by United Textiles.

     (8) By virtue of its majority ownership of Multimedia, U.S. Stores may be deemed a beneficial owner of the Company's Common Stock held by Multimedia.

(footnotes continued from previous page)

     (9) Represents shares of Common Stock into which ATPLC's 400,000 shares of Series E Stock are convertible. By virtue of its ownership of U.S. Stores, ATPLC also may be deemed a beneficial owner of the Company's Common Stock beneficially owned by U.S. Stores.

     (10) Represents shares of Common Stock into which its EACF's shares of Series E Stock are convertible.

     (11) Represents shares of Common Stock into which its 3,423,300 shares of Series E Stock are convertible. By virtue of its ownership of ATPLC, EACF also may be deemed a beneficial owner of the Company's Common Stock beneficially owned by ATPLC.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ShopNet.Com, Inc.

         In October 1999, the Company loaned $50,000 to ShopNet. The loan bore interest at 9% and was repaid in March 2000.

         In January 1999, the Company borrowed $100,000 from ShopNet under an unsecured note, with interest at 9%. In each of April and May 1999, the Company borrowed an additional $100,000 under unsecured notes, with interest at 9% and maturity on August 31, 1999 and September 30, 1999, respectively. These notes were repaid.

Breaking Waves, Inc.

         On November 29, 1999, the Company loaned Breaking Waves $400,000 under a Demand Promissory Note bearing an interest rate of nine percent per annum. The Demand Note required a principal repayment of $100,000 plus accrued interest on January 30, 2000 and requires that the balance be paid on April 30, 2000. The January and April payments were remitted as agreed.

         In October 1999, the Company loaned $200,000 to Breaking Waves. The loan bore interest at 9% and was repaid in March 2000.

         On November 24, 1998, pursuant to a sales agreement entered into by and between the Company and Breaking Waves, Breaking Waves purchased 1.4 million unregistered shares of the Company's Common Stock in a private transaction. The shares purchased by Breaking Waves represent approximately 25.2% of the total Common Stock currently issued and outstanding. The consideration for the stock was $665,000, which represents a price of $0.475 per share. The price represents an approximate 33% discount from the then current market price of $0.718 reflecting a discount for the illiquidity of the shares, which do not carry any registration rights. $300,000 of the consideration was remitted in cash, and the remaining $365,000 consisted of product from Breaking Waves (primarily girl's swimsuits). The $365,000 value of the swimsuit inventory was determined by the Company based on its analysis of the net realizable value of the inventory received. The Company had previously carried swimsuits from Breaking Waves in its stores on a trial basis. While the Company purchased no additional pieces of suits during the year ended March 31, 2000, the Company continues to sell the suits at its retail locations.

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

         On July 15, 1998, the Company borrowed $300,000 from Breaking Waves and issued an unsecured promissory note (at 9% interest per annum) to same in exchange therefor. The note called for five monthly installments of principal and interest commencing August 15, 1998 and ending December 30, 1998 and has been repaid in full.

         On March 1, 1998, the Company borrowed $250,000 from Breaking Waves and issued an unsecured promissory note (at 15% interest per annum) to same in exchange therefor. The note called for ten monthly installments of principal and interest commencing on March 31, 1998 and ending on December 31, 1998 and has been repaid in full.

ZD Group, L.L.C.

         In November 1998, pursuant to an agreement with ZD - a related New York limited liability company, the beneficiary of which is a relative of the Company's chairman - ZD issued a $700,000 irrevocable standby L/C in favor of FINOVA. As consideration for its issuance of the L/C, ZD is entitled (i) to a one-third profit percentage after application of corporate overhead beginning April 1, 1999 from three of the Company's stores (Woodfield Mall in Schaumburg, Illinois, now scheduled to open in the late fall of 1999; Auburn Hills, Michigan; and Gurnee, Illinois) and (ii) to nominate and appoint one-third of the Company's directors during the aforesaid store lease terms (but in no event later than fiscal year end 2013). Such stores did not generate a profit after application of corporate overhead in the nine-month period ended December 31, 1999, thus, no payments have accrued or been made to ZD to date. FINOVA then lent a matching $700,000 to the Company in the form of a term loan, pursuant to a fourth amendment to the FINOVA Agreement entered into on February 11, 1999. The beneficiary interest in the $700,000 standby letter of credit was released by FINOVA in March 2000.

         In May  2000,  the  Company  entered  into a  Termination  and  Release
Agreement with ZD, pursuant to which (i) the Company agreed to pay ZD an aggregate amount of $500,000 ("Termination Fee") in full satisfaction of any and all obligations to ZD under the ZD Agreement and (ii) all of ZD's obligations under ZD Agreement, including the provision of the L/C in favor of FINOVA, were terminated. By supplemental letter, in lieu of payment of the Termination Fee, ZD agreed to receive 854,700 shares of the Company's Series E Preferred Stock. Subsequently, ZD entered into an Assignment of Termination and Release Agreement which provided for the assignment by ZD of all its rights and obligations under the Termination and Release Agreement to EACF. Accordingly, the Company has issued the 854,700 shares of Series E Preferred Stock to EACF.

         Pursuant to the settlement agreement, the Company agreed to pay to ZD $500,000 in cash. Subsequently, ZD agreed to receive 854,700 shares of Series E Preferred Stock in lieu of the $500,000 cash. The Series E Preferred Stock was thereby valued at $0.59 per share, which represented a 60 percent discount of the market value as of the date of the transaction. To obtain a fair value for the Series E Stock, the Company engaged an independent appraiser to determine the value of the Series E Stock near the transaction date. ZD assigned its rights under this agreement to EACF and accordingly, the Company issued the 854,200 shares of Series E Stock to EACF

Frampton Industries, Ltd. and Europe American Capital Foundation

         In January 1999, the Company and Frampton, then an affiliated British Virgin Islands company under the common control of EACF, an entity which beneficially controls the Company, executed a letter agreement pursuant to which Frampton agreed to act as the exclusive placement agent and financial advisor for the Company in connection with a contemplated proposed offering of convertible debentures. The agreement, which provided that Frampton shall be provided an investment banking fee of 8% of the face amount of each debenture funded, initially bore a six month term and was extended on mutual agreement until March 31, 2000 whereupon it terminated.

         In November 1998, the Company entered into agreements with each of (i) Frampton and (ii) EACF to secure additional financing. Pursuant to the agreements, Frampton loaned $500,000 to the Company and EACF loaned $150,000 to the Company, each loan in the form of a convertible, subordinated debenture due December 31, 1999. The debentures bore a 5% interest rate and initially were convertible into Series E Stock at a price of $0.10 per share at Frampton's and EACF's respective options. This price represents a 50% discount from the then current (November 10, 1998) market price reflecting a discount for the illiquidity of the shares, which do not carry any registration rights. In May 1999, Frampton and EACF each agreed to amend such conversion price to $0.20 per share, which represents the full market price on the date of the original transaction. In December 1999, Frampton assigned its debenture to EACF, and on March 3, 2000, EACF advised the Company of its intention to convert the debenture effective February 29, 2000. Accordingly, in March 2000, in accordance with the terms of the debenture, the Company issued 3,423,300 shares of Series E Stock to EACF.

United Textiles & Toys Corp.

         The  Company's  former  majority  stockholder,   United  Textiles,  has
guaranteed the Company's loan from FINOVA.

         On July 27, 1998, the Company sold 100,000 shares of Series E Stock to United Textiles, the Company's parent, for $100,000. In determining the purchase price paid by United Textiles, the trading price of the Company's Series E Stock
- along with the applicable discounts for illiquidity, lack of marketability, and lack of registration rights - were considered. The trading price of approximately $2.00 per share was discounted by 50% for the above reasons.

ABC Fund, Ltd.

         In June 1998, ABC, a Belize corporation and an affiliate of the Company under common control, the holder of a 5% convertible secured subordinated Debenture - dated January 21, 1998 and due August 15, 2000 - offered to amend the terms of the Debenture to enable the conversion of the principal amount and accrued interest thereon, into shares of Series E Stock, at a conversion price of $1.00 per share. Management agreed to convert the Debenture since the conversion of the debt into equity would result in a strengthened equity position which management believed would provide confidence to the Company's working capital lender, FINOVA, and trade creditors. Further, converting the debt to equity eliminated on-going interest expense requirements as well as the cash flow required to repay the Debenture. Simultaneously with its offer to amend the Debenture, ABC elected to convert same as of June 30, 1998, whereby, $1.5 million in principal amount and $33,333 in accrued interest were converted into 1,533,333 shares of Series E Stock. ABC did not receive any registration rights regarding the shares. Simultaneously, ABC terminated the Subordinated Security Agreement between the parties and the Intercreditor and Subordination Agreement, dated January 21, 1998, by and between ABC and FINOVA.

         The Debenture provided for the conversion of same, at ABC's option, into shares of common stock of either (i) a subsidiary which the Company intended to form for the purpose of acquiring those stores operated by the Company (or its subsidiaries) which conduct business as "Toys International," or
(ii) any other subsidiary (such as Toys) which might acquire a portion of the assets and business of the Company. This option to convert was exercisable at the net book value of the subsidiary's shares on the date ABC exercised the option with a limitation on such share ownership being 25% of the total outstanding shares of said subsidiary. In September 1998, in accordance with the terms of the Debenture, ABC assigned its option to Tudor, an entity of which Mr. Moses Mika (a director of the Company) is a shareholder.

Tudor Technologies, Inc.

         On July 15, 1999, Tudor elected to exercise its right to purchase the Toys common stock, assigned from ABC, and requested that the exercise price be amended to reflect the book value of Toys at the most recent fiscal quarter, June 30, 1999. The Company agreed to Tudor's request and, on September 15, 1999, provided Tudor with a compilation of the Toys June 30, 1999 financial statements as the formal basis for the exercise price. In October 1999, Tudor received 2,335,000 shares of Toys' common stock, representing 23.35% of the outstanding shares of the Toys subsidiary as of October 1999, in exchange for $723,678.

         On October 25, 1999, Tudor lent the Company $127,922 under a Demand Promissory Note. The Demand Note carried an interest rate of eight percent per annum and was utilized as a bridge loan, which was paid off after the completion of Toys' initial public offering.

CDMI Capital Corporation

         On July 20, 1999, the Company and Toys entered into an investment agreement whereby Concord (an unaffiliated investment bank) and CDMI (a British Virgin islands corporation of which Moses Mika, a director of the Company, is a shareholder) each purchased 330,000 shares (or 3.3%) of Toys common stock for an aggregate of $2.8 million as a private placement financing to the Toys German public offering.

Officers and Directors

         The Company leases 40,000 square feet of combined office and warehouse space (approximately 3,000 square feet is office space, and the remaining 37,000 square feet is warehouse space), at an approximate annual cost of $247,000, from a partnership of which one of the partners is Richard Brady, the president and a director of the Company.

         During fiscal 2000, the Company remitted an aggregate of $48,000 to Mr. Rashbaum in consideration of the consulting services he provided therefor. During fiscal year 1999, the Company remitted $33,000 to Mr. Rashbaum for his services. Mr. Rashbaum devotes a significant portion of his time to the Company. Among other things, he reviews potential store sites, assists in strategic planning, reviews all cash outflows, and otherwise works closely with management in further developing and implementing the Company's ongoing business strategy.

         In March 1998, each of Messrs. Brady and Rashbaum was issued 25,000 shares of Series E Stock as bonuses in recognition of their efforts to further the Company's turnaround toward profitability. Both sold their shares in the fourth quarter of fiscal year end 2000.

         See  "Executive   Compensation"  for  a  detailed  description  of  the
Company's compensation of its officers and directors.

Multimedia Concepts International, Inc.

         In January 1998, in accordance with certain financing provided by FINOVA, the Company received $3.0 million in standby L/Cs. Of same, $2 million was established by the Company and was secured by a $2 million certificate of deposit, which was acquired with $1.5 million in proceeds from a subordinated debt arrangement and $500,000 from the proceeds of the Company's December 1997 public offering of Series E Stock. The remaining $1 million was provided by Multimedia, an affiliate of the Company by virtue of its 78.5% ownership of United Textiles. The letter of credit was terminated in March 2000. See "Business of the Company - Financing Through FINOVA Capital Corporation."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following financial statements of the Company are included as Part II, Item 8:

Table of Contents                                               F-1
Report of Independent Certified Public Accountants              F-2
Consolidated Balance Sheets                                     F-3
Consolidated Statements of Operations and Comprehensive
Net Income (Loss)                                               F-5
Consolidated Statements of Stockholders' Equity                 F-6
Consolidated Statements of Cash Flows                           F-8
Notes to Consolidated Financial Statements                      F-10

     (b) During its last fiscal 2000 quarter, the Company filed no Forms 8-K.

     (c) All exhibits, except (i) those designated with an asterisk (*) which are filed herewith or (ii) those designated with a double asterisk (**) which shall be filed by amendment hereto, have previously been filed with the Commission either (i) in connection with the Company's Registration Statement on Form SB-2, dated November 2, 1994, under file No. 33-81940-NY; (ii) with the Company's Registration Statement on Form SB-2, Registration No. 333-32051; with the Company's Registration Statement on Form SB-2, Registration No. 333-87251 or
(iii) as indicated by the reference herein and pursuant to 17 C.F.R. ss.230.411 are incorporated by reference herein. Exhibits previously filed but not as part of the SB-2 Registration Statement are incorporated herein by reference to the appropriate document.

  1.1               Form of Underwriting Agreement. See (ii) above.
  3.1               Certificate of Incorporation of the Company dated June 15, 1995. See (i) above.
  3.2               Amendment to Certificate of Incorporation of the Company, filed July 2, 1997. See (ii) above).
  3.2(a)            Amendment to  Certificate  of  Incorporation  of the Company,  filed August 11, 1997.  See (ii)
                    above.
  3.2(b)            Amendment to Certificate of Incorporation of the Company, filed May 9, 1996
  3.2(c)            Amendment to Certificate of Incorporation of the Company, filed August 13, 1996
  3.2(d)            Amendment to Certificate of Incorporation of the Company, filed March 24, 1997
  3.2(e)            Amendment to Certificate of Incorporation of the Company, filed May 29, 1998
  3.2(f)            Amendment to Certificate of Incorporation of the Company, filed May 12, 1999
  3.2(g)            Amendment to Certificate of Incorporation of the Company, filed May 25, 1999
  3.3               By-Laws of the Company. See (i) above.
  4.1               Specimen Common Stock Certificate See (i) above).
  4.2               Specimen Series E Redeemable Purchase Warrant Certificate. See (ii) above
  4.3               Specimen Series E Preferred Stock Certificate. See (ii) above
  4.4               ESOP Plan See (i) above).

  4.5               Form of Warrant Agreement  between the Company,  the Underwriter and Continental Stock Transfer
                    & Trust Company. See (ii) above.
10.26               Lease Agreement for Store - Chula Vista. See (i) above.
10.27               Lease Agreement for Store - El Cajon. See (i) above.
10.29               Lease Agreement for Store - Simi Valley. See (i) above.
10.30               Lease Agreement for Store - Encinitas. See (i) above.
10.34               Lease Agreement for Store - Redlands. See (i) above.
10.35               Lease Agreement for Store - Rancho Cucamonga. See (i) above.
10.36               Lease Agreement for Store - Woodland Hills. See (i) above.
10.37               Lease Agreement for Warehouse - Executive Offices. See (i) above.
10.38               Lease Agreement for Store - Pasadena. See (i) above.
10.41               The Company Incentive Stock Option. Plan See (i) above.
10.44               Lease Agreement for Store - Corona Plaza. See (i) above.
10.50               Extension of Warehouse Lease. See (i) above.
10.75               Asset Purchase  Agreement for the purchase of Toys  International - (incorporated  by reference herein to exhibit  10.75 of the Company's  10-QSB for the period ended  December 31, 1996 filed with the Commission).
10.77               Lease Agreement for Store - Santa Clarita  International  (incorporated  by reference herein to exhibit  10.77 of the  Company's  10-KSB  for the year  ended  March 31,  1997,  filed with the
                    Commission).
10.78               Lease Agreement for Store - South Coast Plaza  International  (incorporated by reference herein to exhibit  10.78 of the  Company's  10-KSB for the year ended  March  31,1997,  filed with the
                    Commission).
10.79               Lease Agreement for Store - Century City  International  (incorporated  by reference  herein to exhibit  10.79 of the  Company's  10-KSB  for the year  ended  March 31,  1997,  filed with the
                    Commission).
10.80               Lease Agreement for Store - Crystal Court  International  (incorporated  by reference herein to exhibit  10.80 of the  Company's  10-KSB  for the year  ended  March 31,  1997,  filed with the
                    Commission).
10.81               Lease Agreement for Store - Orange County  (incorporated  by reference herein to exhibit (i) of the Company's 10-QSB/A-1 for the period ended September 30, 1995 filed with the Commission).
10.85               Lease Agreement for Store - Mission Viejo  (incorporated by reference herein to exhibit (iv) of the Company's 10-QSB for the period ended December 31, 1995).
10.86               Subscription  Agreement  between the Company and Volcano  Trading  Limited dated June 30, 1997.
                    (incorporated by reference herein to exhibit 10.86 to the Company's  Registration  Statement on
                    Form SB-2, Registration No. 333-32051.
10.87               Lease Agreement for Store - Clairemont  (incorporated  by reference  herein to exhibit 10.87 of the Company's 10-QSB/A-1 for the period ended September 30, 1997).
10.88               Lease Agreement for Store - Redondo Beach  (incorporated  by reference  herein to exhibit 10.88 of the Company's 10-QSB/A-1 for the period ended September 30, 1997).
10.89               Lease Agreement for Store - Arizona Mills  (incorporated  by reference  herein to exhibit 10.89 of the Company's 10-QSB/A-1 for the period ended September 30, 1997).
10.90               FINOVA Loan and Security  Agreement  (incorporated  by reference herein to exhibit 10.90 of the
                    Company's 10-QSB for the period ended December 31, 1997)
10.91               Schedule to Loan and Security  Agreement  (incorporated by reference herein to exhibit 10.91 of the Company's 10-QSB for the period ended Dec. 31, 1997).
10.92               Lease Agreement for Store - City Mills  (incorporated  by reference  herein to exhibit 10.92 of the Company's 10-KSB for the fiscal year ended March 31, 1998).
10.93               Lease  Agreement  for  Store -  Fashion  Outlet of Las Vegas (incorporated by reference herein to exhibit  10.93 of the Company's 10-KSB for the fiscal year ended March 31, 1998).
10.93(a)            Fixture Financing Agreements
10.93(b)            Letter from Ilan Arbel, dated May 15, 1998, re: funding of Company's  operations  (incorporated by reference herein to exhibit  10.93(b) of the Company's  10-KSB/A-2 for the fiscal year ended
                    March 31, 1998).
10.94               Lease Agreement for  Store-Concord  Mills (Play Co. Toys)  (incorporated by reference herein to exhibit 10.94 of the Company's 10-QSB for the period ended June 30, 1998).
10.95               Lease  Agreement for  Store-Katy  Mills (Play Co. Toys)  (incorporated  by reference  herein to exhibit 10.95 of the Company's 10-QSB for the period ended June 30, 1998).
10.96               Lease Agreement for Store-Concord  Mills (Toy Co.) (incorporated by reference herein to exhibit
                    10.96 of the Company's 10-QSB for the period ended June 30, 1998).
10.97               Lease Agreement for Store-Katy  Mills (Toy Co.)  (incorporated  by reference  herein to exhibit
                    10.97 of the Company's 10-QSB for the period ended June 30, 1998).
10.98               Lease Agreement for Store-Ontario  Mills (Toy Co.) (incorporated by reference herein to exhibit
                    10.98 of the Company's 10-QSB for the period ended June 30, 1998).
10.99               Amendment No. 1 to Finova Loan Agreement  (incorporated by reference herein to exhibit 10.99 of the Company's 10-QSB for the period ended June 30, 1998).
10.100              Amendment No. 1 to Lease Agreement for Store-Rancho  Cucamonga (Play Co. Toys) (incorporated by reference herein to exhibit 10.100 of the Company's 10-QSB for the period ended June 30, 1998).
10.101              Company & Corporate Relations Group, Inc. Lead Generation/Corporate  Relations Agreement, dated
                    July 22, 1998  (incorporated  by reference herein to exhibit 10.101 of the Company's 10-QSB for the period ended June 30, 1998).
10.103              Promissory Note with Amir Overseas Capital Corp.  (dated  September 18, 1998)  (incorporated by reference  herein to exhibit 10.103 of the Company's  10-QSB for the period ended September 30, 1998).
10.104              Promissory  Note with Amir Overseas  Capital Corp.  (dated November 9, 1998)  (incorporated  by reference  herein to exhibit 10.104 of the Company's  10-QSB for the period ended September 30, 1998).
10.105              Lease Agreement for Store - Dallas  (incorporated  by reference herein to exhibit 10.105 of the
                    Company's 10-QSB/A-1 for the period ended September 30, 1998).
10.106              Lease Agreement for Store - Thousand Oaks  (incorporated  by reference herein to exhibit 10.106 of the Company's 10-QSB/A-1 for the period ended September 30, 1998).
10.107              Lease Agreement for Store - Detroit  (incorporated by reference herein to exhibit 10.107 of the
                    Company's 10-QSB/A-1 for the period ended September 30, 1998).
10.108              Lease  Agreement for Store - Chicago  (incorporated  by reference  herein to exhibit  10.108 of the Company's 10-QSB/A-1 for the period ended September 30, 1998).
10.109              Lease Agreement for Store - Orange County  (incorporated  by reference herein to exhibit 10.109 of the Company's 10-QSB/A-1 for the period ended September 30, 1998).
10.110              Phoenix  Leasing  Incorporated  Loan and Security  Agreement and Ancillary  Documents  (October
                    1998)  (incorporated by reference herein to exhibit 10.109 of the Company's  10-QSB/A-1 for the period ended September 30, 1998).
10.111              Agreement  by  and  between  the  Company  and  ZD  Group,  L.L.C.,  dated  November  11,  1998
                    (incorporated  by reference  herein to exhibit  10.111 of the  Company's  10-QSB for the period ended December 31, 1998).
10.112              Intercreditor  and Subordination  Agreement by and between ZD Group,  L.L.C. and FINOVA Capital
                    Corporation,  dated February 11, 1999  (incorporated  by reference  herein to exhibit 10.112 of the Company's 10-QSB for the period ended December 31, 1998).
10.111(a)*          Termination and Release  Agreement by and between ZD Group,  L.L.C. and the Company,  dated May
                    2000.
10.113              5% Convertible  Secured  Subordinated  Debenture in favor of Frampton  Industries,  Ltd., dated
                    November 11, 1998  (incorporated  by reference herein to exhibit 10.113 of the Company's 10-QSB for the period ended December 31, 1998).
10.114              Subordinated  Security  Agreement  by and between the Company and  Frampton  Industries,  Ltd., dated November 11, 1998  (incorporated  by reference  herein to exhibit 10.114 of the Company's
                    10-QSB for the period ended December 31, 1998).
10.115              Intercreditor and Subordination  Agreement by and between Frampton Industries,  Ltd. and FINOVA
                    Capital  Corporation,  dated  February 11, 1999  (incorporated  by reference  herein to exhibit
                    10.115 of the Company's 10-QSB for the period ended December 31, 1998).
10.115(a)           Third  Amendment to Loan and Security  Agreement by and between the Company and FINOVA  Capital
                    Corporation,  dated December 1998 (incorporated by reference herein to exhibit 10.115(a) of the
                    Company's 10-QSB/A-1 for the period ended December 31, 1998).
10.116              Fourth  (initially  filed as "Third")  Amendment to Loan and Security  Agreement by and between the Company and FINOVA Capital  Corporation,  dated  February 11, 1999 (later renamed  "Fourth"
                    Amendment)  (incorporated by reference herein to exhibit 10.116 of the Company's 10-QSB for the period ended December 31, 1998).
10.117              Letter of Intent by and between the Company and Frampton  Industries,  Inc.,  dated  January 4,
                    1999  (incorporated  by  reference  herein to exhibit  10.117 of the  Company's  10-QSB for the period ended December 31, 1998).
10.118              Fifth  Amendment  to  Loan  and  Security  Agreement  by and between the Company and FINOVA
                    Capital  Corporation,  dated March  1999  (incorporated  by  reference  herein to exhibit
                    10.118 of the  Company's  10-QSB/A-1  for the  period  ended December 31, 1998).
10.119              Typhoon Capital Consultants, LLC agreement dated February 1, 1999 (incorporated  by  reference herein to exhibit 10.118 of the Company's  10-QSB/A-1  for the period ended December 31, 1998).
10.120              5% Convertible Secured  Subordinated  Debenture in favor of Europe American Capital Foundation, dated November 11, 1998.
10.121              Amendment to Lease Agreement - Tutti Animali.
10.122              Lease Agreement for Store - Aladdin.
10.123              Lease Agreement for Store - Pier 39.
10.124              Lease Agreement for Store - Opry Mills.
10.125              Lease Agreement for Store - Mission Viejo.
10.126              Fixture Financing Agreement with Premier Capital Corp., dated October 15, 1998.
10.127              Lease Agreement for Store - Venetian.
10.128              Lease Agreement for Store - Woodfield Mall.
10.129              Amendment to Lease Agreement - Rancho Cucamonga.
10.130              Promissory Notes - Full Moon Development, Inc.
10.131              ABC Fund,  Inc.  Assignment of Debenture to Tudor  Technologies,  Inc. dated September 15, 1998
                    (incorporated  by reference  herein to exhibit  10.131 of the  Company's  10-QSB for the period ended June 30, 1999).
10.132              Tudor  Technologies,  Inc. Election to Exercise dated July 15, 1999  (incorporated by reference herein to exhibit 10.132 of the Company's 10-QSB for the period ended June 30, 1999).
10.133              Sixth  Amendment  to  Loan  and  Security  Agreement  by and between the Company and FINOVA
                    Capital  Corporation,  dated  August 1999  (incorporated  by  reference  herein to exhibit
                    10.133 of the Company's 10-QSB for the period ended June 30, 1999).
10.134              Fixture   Financing   Agreement   With   Longwater   Capital Corporation (incorporated by
                    reference  herein to exhibit 10.134 of the Company's 10-QSB for the period ended June 30, 1999).
10.135              Lease Agreement for Store - International Gateway
10.136              Investment Agreement

10.137              Amendment to Lease  Agreement - Concord Mills (Toy Co.)  (incorporated  by reference  herein to exhibit 10.137 of the Company's 10-QSB for the period ended September 30, 1999).
10.138              Amendment No. 2 to Chula Vista Lease Agreement
10.139              Amendment and Assignment of Warehouse Lease Agreement
10.140              Assignment of Rancho Cucamonga Lease
10.141              Lease Agreement - Arundel Mills
21.01*              Subsidiaries.
27.01*              Financial Data Schedule.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of July 2000.

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


/s/ Harold Rashbaum                 Chairman of the                             7/14/00
Harold Rashbaum                     Board of Directors                          Date


/s/ Richard Brady                   Chief Executive Officer,                    7/14/00
Richard Brady                       President, and Director                     Date


/s/ James Frakes                    Chief Financial Officer,                    7/14/00
James Frakes                        Secretary, and Director                     Date


/s/ Moses Mika                      Director                                    7/14/00
Moses Mika                                                                      Date

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                                Table of Contents

                             March 31, 2000 and 1999


                                                                                                               Page

Report of Independent Certified Public Accountants                                                             F-2

Consolidated Financial Statements

     Consolidated Balance Sheets                                                                               F-3

     Consolidated Statements of Operations and Comprehensive Net Income (Loss)                                 F-5

     Consolidated Statements of Stockholders' Equity                                                           F-6

     Consolidated Statements of Cash Flows                                                                     F-8

Notes to Consolidated Financial Statements                                                                    F-10













HASKELL
  &
WHITE LLP

CERTIFIED PUBLIC ACCOUNTANTS


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors
Play Co. Toys & Entertainment Corp.

We have audited the accompanying  consolidated balance sheets of Play Co. Toys &
Entertainment Corp. and Subsidiary as of March 31, 2000 and 1999 and the related consolidated  statements  of operations  and  comprehensive  net income  (loss), stockholders'  equity,  and cash  flows for each of the two years in the  period
ended  March  31,  2000.  These  consolidated   financial   statements  are  the
responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

As  discussed  in Note 13, the  Company  restated  its  previously  issued  1999 financial statements.

In our opinion, the consolidated  financial statements referred to above present fairly,  in all material  respects,  the  financial  position of Play Co. Toys &
Entertainment  Corp.  and Subsidiary at March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period
ended  March  31,  2000  in  conformity  with  generally   accepted   accounting
principles.



                                                             HASKELL & WHITE LLP

Irvine, California
July 7, 2000




                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

                                 ASSETS (Note 4)

                                                                                             March 31,
                                                                                -----------------------------------
                                                                                     2000                1999
                                                                                                       Restated
                                                                                                       (Note 13)
                                                                                ---------------    ----------------

Current
     Cash and cash equivalents                                                  $     6,050,007    $        125,967
     Restricted certificates of deposit (Notes 2 and 4)                                 129,000             350,000
     Accounts receivable, net of allowance for doubtful
         accounts of $119,949 in 2000                                                   676,456              98,276
     Merchandise inventories, net of reserve for obsolete
         inventory of $250,000 in 2000                                               14,111,236          11,506,284
     Other current assets                                                                20,000           1,241,629
                                                                                ---------------    ----------------

                  Total current assets                                               20,986,699          13,322,156

Property and  equipment,  net of  accumulated  depreciation
and  amortization  of $5,162,813 and $4,058,603, respectively
(Note 3)                                                                              7,398,621           5,348,175

Restricted certificate of deposit (Notes 2 and 4)                                             -           2,000,000

Deposits and other assets (Note 4)                                                    3,898,461             411,427
                                                                                ---------------    ----------------

                                                                                $    32,283,781    $     21,081,758
                                                                                ===============    ================








          See accompanying notes to consolidated financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

                      Liabilities and Stockholders' Equity

                                                                                             March 31,
                                                                                -----------------------------------
                                                                                     2000                1999
                                                                                                       Restated
                                                                                                       (Note 13)
                                                                                ---------------    ----------------
Current
     Accounts payable                                                           $     6,110,161    $      5,611,442
     Accrued expenses and other liabilities                                             892,428             595,008
     Current portion of capital lease obligations (Note 5)                              386,179             227,197
     Current portion of notes payable (Note 6)                                                -           1,125,000
     Borrowings under financing agreement (Note 4)                                       47,542                   -
                                                                                ---------------    ----------------

                  Total current liabilities                                           7,436,310           7,558,647

Borrowings under financing agreement (Note 4)                                                 -           7,814,666

Capital lease obligations, net of current portion (Note 5)                              988,767             585,681

Deferred rent liability                                                                 135,607             126,769
                                                                                ---------------    ----------------

                  Total liabilities                                                   8,560,684          16,085,763
                                                                                ---------------    ----------------

Minority interest                                                                     9,943,407                   -
                                                                                ---------------    ----------------

Commitments and contingencies (Notes 4, 5, 7, 9, 10 and 14)

Stockholders' equity (Note 11)
     Series E Convertible Preferred Stock, $.01 par value, 25,000,000 and 10,000,000 shares authorized; 8,377,640 and 5,883,903 shares outstanding, respectively, full liquidation value of $8,377,640 and
     $5,883,903, net of unamortized discount of $0 and $1,842,252 for
     beneficial conversion   feature  (Notes  6  and  11)                            7,349,154           5,761,101

     Series  F Convertible Preferred Stock, $.01 par value,
       5,500,000 shares authorized, 750,000 and none outstanding                       750,000                   -
     Common stock, $.01 par value, 160,000,000 and 51,000,000 shares
       authorized; 11,227,568 and 5,503,519 shares outstanding, respectively           112,275              55,035
     Additional paid-in capital                                                     33,053,724          15,906,172
     Accumulated other comprehensive income (loss)                                    (151,531)                  -
     Accumulated deficit                                                           (27,333,932)        (16,726,313)
                                                                                ---------------    ----------------

                  Total stockholders' equity                                        13,779,690           4,995,995
                                                                                ---------------    ----------------

                                                                                $   32,283,781     $     21,081,758
                                                                                ===============    ================

          See accompanying notes to consolidated financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

    Consolidated Statements of Operations and Comprehensive Net Income (Loss)

                                                                                       Years Ended March 31,
                                                                                -----------------------------------
                                                                                     2000                1999
                                                                                                       Restated
                                                                                                       (Note 13)
                                                                                ---------------    ----------------
Net sales                                                                       $    37,252,210    $     34,371,230
Cost of sales                                                                        22,054,725          19,950,784
                                                                                ---------------    ----------------
                  Gross profit                                                       15,197,485          14,780,446
                                                                                ---------------    ----------------

Operating expenses
     Operating expenses (Notes 9 and 10)                                             21,586,969          12,727,010
     Litigation related expenses (Note 7)                                               270,206              27,659
     Depreciation and amortization                                                    1,138,976             986,342
                                                                                ---------------    ----------------
                  Total operating expenses                                           22,996,151          13,741,011
                                                                                ---------------    ----------------
Operating income (loss)                                                              (7,798,666)          1,039,435
                                                                                ---------------    ----------------
Interest income (expense)
     Interest income                                                                    276,923                   -
     Interest and finance charges                                                    (1,152,988)           (855,074)
     Amortization of debt issuance costs                                               (293,393)           (109,977)
     Effective non-cash interest for beneficial conversion feature (Note 6)            (650,000)           (650,000)
                                                                                ---------------    ----------------
                  Total interest income (expense)                                    (1,819,458)         (1,615,051)
                                                                                ---------------    ----------------
Net loss before income taxes and minority interest                                   (9,618,124)           (575,616)

Provision for income taxes (Note 8)                                                           -               2,150
                                                                                ---------------    ----------------
Net loss before minority interest                                                    (9,618,124)           (577,766)

Minority interest in net loss of consolidated subsidiary                                952,757                   -
                                                                                ---------------    ----------------
Net loss before extraordinary gain                                                   (8,665,367)           (577,766)

Extraordinary gain on extinguishment of debt (Note 6)                                   650,000                   -
                                                                                ---------------    ----------------
Net loss                                                                             (8,015,367)           (577,766)

Other items of comprehensive income (loss)                                             (151,531)                  -
                                                                                ---------------    ----------------
Comprehensive net loss                                                          $    (8,166,898)   $       (577,766)
                                                                                ===============    ================

Calculation of basic and diluted loss per share:

     Net loss                                                                   $    (8,015,367)   $       (577,766)

     Effects of non-cash dividends on convertible
        preferred stock (Note 11)                                                    (2,592,252)         (1,707,725)
                                                                                ---------------    ----------------
Net loss applicable to common shares                                            $   (10,607,619)   $     (2,285,491)
                                                                                ===============    ================

Basic and diluted loss per common share and share equivalents (Note 1)          $         (1.58)   $           (.50)
                                                                                ===============    ================

Weighted average number of common shares and
     share equivalents outstanding                                                    6,719,736           4,590,642
                                                                                ===============    ================

          See accompanying notes to consolidated financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
                       Years Ended March 31, 2000 and 1999
                                (Notes 6 and 11)

                                               Preferred Stock              Preferred Stock                             Additional
                                                  Series E                     Series F           Common Stock           Paid-In
                                          Shares            Amount        Shares    Amount      Shares     Amount        Capital
                                       -------------    -------------     ------    -------    ---------  --------     -------------

Balances, March 31, 1998                4,200,570    $   3,974,376             -    $     -    4,103,519  $ 41,035     $12,927,918

Conversion of debt and accrued
    interest to Series E Stock          1,533,333                -             -          -            -         -       1,533,333
Issuance of Series E Stock
    for cash                              100,000                -             -          -            -         -         100,000
Issuance of Series E Stock to
    consultants                                 -                -             -          -            -         -          43,750
Issuance of Series E Stock to officers     50,000           79,000             -          -            -         -               -
Issuance of common stock for cash
    and inventories                             -                -             -          -    1,400,000    14,000         651,000
Non-cash dividend to amortize discount
    on Series E                                 -        1,707,725             -          -            -         -               -
Beneficial conversion feature for
    convertible debentures                      -                -             -          -            -         -         650,000
Miscellaneous adjustments                       -                -             -          -            -         -             171
Net loss for the year                           -                -             -          -            -         -               -
                                       -------------    -------------     ------     ------    ---------    ------      ----------

Balances, March 31, 1999 (Note 13)      5,883,903        5,761,101             -          -    5,503,519    55,035      15,906,172

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                                    (cont'd)

                                       Accumulated
                                          Other                            Total
                                       Comprehensive    Accumulated     Stockholders'
                                        Income(Loss)      Deficit          Equity
                                       -------------    -------------   -------------
Balances, March 31, 1998                $    -           $(14,440,822)  $ 2,502,507

Conversion of debt and accrued
    interest to Series E Stock               -                 -          1,533,333
Issuance of Series E Stock
    for cash                                 -                 -            100,000
Issuance of Series E Stock to
    consultants                              -                               43,750
Issuance of Series E Stock to officers       -                 -             79,000
Issuance of common stock for cash
    and inventories                          -                 -            665,000
Non-cash dividend to amortize discount
    on Series E                              -             (1,707,725)           -
Beneficial conversion feature for
    convertible debentures                   -                 -            650,000
Miscellaneous adjustments                    -                 -                171
Net loss for the year                        -               (577,766)     (577,766)
                                       -------------    -------------     -----------

Balances, March 31, 1999 (Note 13)           -            (16,726,313)    4,995,995






          See accompanying notes to consolidated financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY


           Consolidated Statements of Stockholders' Equity (continued)
                       Years Ended March 31, 2000 and 1999
                                (Notes 6 and 11)

                                                                                                                        Accumulated
                                            Preferred Stock      Preferred Stock                           Additional     Other
                                               Series E              Series F             Common Stock       Paid-In   Comprehensive
                                           Shares     Amount     Shares    Amount       Shares    Amount     Capital    Income(Loss)
                                         ---------  ----------   -------  ---------   ---------  --------  ----------- -------------

Balances, March 31, 1999 (Note 13)       5,883,903  $5,761,101         -  $       -   5,503,519  $ 55,035  $15,906,172  $          -

Issuance of Series F Stock                       -        -      750,000          -           -         -      645,380             -
Conversion of debt and accrued interest
    to Series E Stock                    3,423,300     684,660         -          -           -         -            -             -
Conversion of Series E Stock
    to common stock                       (929,563)   (938,859)        -          -   5,577,378    55,774      883,085             -
Issuance of subsidiary stock                     -        -            -          -           -         -   15,521,953             -
Issuance of common stock to consultant           -        -            -          -      45,333       453       55,647             -
Non-cash dividend to amortize discount
    on Series E and F Preferred Stock            -   1,842,252         -    750,000           -         -            -             -
Issuance of common stock for litigation
    settlement                                   -        -            -          -     100,000     1,000       41,500             -
Translation adjustment                           -        -            -          -           -         -            -     (151,531)
Miscellaneous adjustments                        -        -            -          -       1,338        13         (13)             -
Net loss                                         -        -            -          -           -         -            -             -
                                        ----------   ----------   -------  --------  ----------  --------  -----------    ----------

Balances, March 31, 2000                 8,377,640   $7,349,154   750,000  $750,000  11,227,568  $112,275  $33,053,724    $(151,531)
                                        ==========   ==========   =======  ========  ==========  ========  ===========    ==========


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY


           Consolidated Statements of Stockholders' Equity (continued)
                       Years Ended March 31, 2000 and 1999
                                (Notes 6 and 11)

                                    (cont'd)

                                                                   Total
                                            Accumulated         Stockholders'
                                              Deficit              Equity
                                         ----------------    -----------------

Balances, March 31, 1999 (Note 13)       $(16,726,313)        $ 4,995,995

Issuance of Series F Stock                          -             645,380
Conversion of debt and accrued interest
    to Series E Stock                               -             684,660
Conversion of Series E Stock
    to common stock                                 -                   -
Issuance of subsidiary stock                        -          15,521,953
Issuance of common stock to consultant              -              56,100
Non-cash dividend to amortize discount
    on Series E and F Preferred Stock      (2,592,252)                  -
Issuance of common stock for litigation
    settlement                                      -              42,500
Translation adjustment                              -            (151,531)
Miscellaneous adjustments                           -                   -
Net loss                                   (8,015,367)         (8,015,367)
                                         ---------------     -----------------

Balances, March 31, 2000                $ (27,333,932)   $     13,779,690
                                         ===============     =================






          See accompanying notes to consolidated financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                 Consolidated Statements of Cash Flows (Note 12)



                                                                                       Years Ended March 31,
                                                                                -----------------------------------
                                                                                     2000                1999
                                                                                                       Restated
                                                                                                       (Note 13)
                                                                                ---------------    ----------------

Cash flows from operating activities:
     Net loss                                                                   $    (8,015,367)   $       (577,766)
     Adjustments to reconcile net loss to net cash
       used for operating activities:
         Depreciation and amortization                                                1,138,976             986,342
         Minority interest in net loss of subsidiary                                   (952,757)                  -
         Effective interest for beneficial conversion feature                           650,000             650,000
         Extraordinary gain on extinguishment of debt                                  (650,000)                  -
         Stock compensation                                                                   -              79,000
         Other                                                                           13,110              (2,883)
         Amortization of debt issuance costs                                            293,393             109,977
         Deferred rent                                                                    8,838              16,418
     Increase (decrease) from changes in:
         Accounts receivable                                                           (278,180)            (19,682)
         Merchandise inventories                                                     (2,604,952)         (3,268,480)
         Other current assets                                                         1,221,629          (1,123,757)
         Deposits and other assets                                                   (3,780,428)            (88,238)
         Accounts payable                                                               498,719           2,106,212
         Accrued expenses and other liabilities                                         430,681             (98,260)
                                                                                ---------------    ----------------

                  Cash used for operating activities                                (12,026,338)         (1,231,117)
                                                                                ---------------    ----------------

Cash flows from investing activities:
     Purchase of restricted certificates of deposit                                    (129,000)           (100,000)
     Purchases of property and equipment                                             (2,341,428)         (2,699,819)
     Sale of stock in subsidiary                                                        723,678                   -
     Issuance of notes receivable to affiliates                                        (650,000)                  -
     Repayment of notes receivable to affiliates                                        350,000                   -
                                                                                ---------------    ----------------

                  Cash used for investing activities                                 (2,046,750)         (2,799,819)
                                                                                ---------------    ----------------

                     See accompanying notes to consolidated
                             financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999


           Consolidated Statements of Cash Flows (Note 12) (continued)



                                                                                       Years Ended March 31,
                                                                                -----------------------------------
                                                                                     2000                1999
                                                                                                       Restated
                                                                                                       (Note 13)
                                                                                ---------------    ----------------

Cash flows from financing activities:
     Borrowings under financing agreements                                      $    27,061,000    $     43,239,568
     Repayments under financing agreements                                          (34,828,124)        (40,870,100)
     Proceeds from notes payable                                                        127,922           2,700,000
     Repayment of notes payable                                                        (602,922)         (1,925,000)
     Repayments under capital leases                                                   (299,036)            (36,551)
     Proceeds from issuance of common stock                                                   -              14,000
     Proceeds from issuance of preferred stock                                          645,380             386,000
     Proceeds from issuance of common stock of subsidiary                            25,694,439                   -
     Reclassification of restricted cash                                              2,350,000                   -
                                                                                ---------------    ----------------

                  Cash provided by financing activities                              20,148,659           3,507,917
                                                                                ---------------    ----------------

Effect of exchange rate changes on cash                                                (151,531)                  -
                                                                                ---------------    ----------------

Net increase (decrease) in cash and cash equivalents                                  5,924,040            (523,019)

Cash and cash equivalents, beginning of year                                            125,967             648,986
                                                                                ---------------    ----------------

Cash and cash equivalents, end of year                                          $     6,050,007    $        125,967
                                                                                ===============    ================


                     See accompanying notes to consolidated
                              financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999


1.       Summary of Accounting Policies

         Business Organization

         Play Co. Toys & Entertainment Corp. (the "Company") is a Delaware corporation that owns and operates retail stores which sell educational, specialty, collectible, and traditional toys. The Company also owns a majority interest in a subsidiary, Toys International.COM, Inc. ("Toys") that is in the same line of business, with the addition of e-commerce operations. Prior to April 1, 1999, Toys operated as a division of the Company. Effective April 1, 1999, the net assets and liabilities of the division were pushed-down to a separate subsidiary corporation. Toys has a wholly owned foreign subsidiary in Germany, Toys International.de GmbH ("Toys.de").

         The Company had thirty-one (31) retail stores located within southern California, Arizona, Illinois, Michigan, Nevada, North Carolina, and Texas at March 31, 2000, as compared to twenty-five (25) stores located in the same states, except North Carolina, as of March 31, 1999. The Company's retail stores, which are located in resorts, high-traffic malls, and strip centers, operate under the names "Play Co. Toys," "Toys International," and "Toy Co."

         Revenue Recognition

         Revenues are recognized at the point of sale for retail locations. Internet sales are recorded at the shipping date of the merchandise.

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, Toys. All significant intercompany transactions and balances have been eliminated. A minority interest is reflected in the consolidated balance sheet to reflect the minority stockholders' share of Toys equity and cumulative pro rata share of net income (loss).

         Nature of Relationships with Affiliates

         As described in the following footnotes, the Company obtains a portion of the financing from, and engages in transactions with affiliated entities, many of which are under common control. These entities and the nature of the affiliates are as follows:

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999




1.       Summary of Accounting Policies (continued)

         Nature of Relationships with Affiliates (continued)

                         Affiliates Under Common Control
                    Name of Entity and Nature of Affiliation

         United Textiles & Toys Corp. ("UTTC"): A company that held a majority of the Company's common stock ("Common Stock") through November 1998. As a result of the Company's equity transactions, and/or those of UTTC, UTTC's interest in the Company has been reduced to 44.9% as of March 31, 1999 and 22% as of March 31, 2000. The Company is influenced to a significant degree by UTTC, as a result of affiliate relationships between members of the management of UTTC and the Company. Ilan Arbel ("Arbel") is the President of UTTC. Arbel is the son-in-law of Harold Rashbaum, the President, Chief Executive Officer, and a Director of ShopNet.com ("ShopNet") and Breaking Waves, Inc. ("BWI"), which holds 11% of the Company's Common Stock. Moses Mika, the father of Arbel, and Harold Rashbaum occupy two of the four seats on the Company's Board of Directors.

         Multimedia  Concepts  International,   Inc.  ("MMCI"):   Majority
         stockholder in UTTC. Arbel is the President and Director of MMCI.

                    Name of Entity and Nature of Affiliation

          Europe American Capital Foundation ("EACF"): A Liechtenstein trust, of which Arbel is an agent. EACF is the majority stockholder of Frampton Industries, Ltd. and ABC Fund, Ltd., and the majority stockholder of American Telecom, PLC.

          Europe American Capital Corporation ("EACC"): Entity of which Arbel is an officer.

         Frampton Industries, Ltd. ("Frampton"):  Majority-owned entity of EACF.

         American Telecom PLC:  80%-owned entity of EACF.

         ABC Fund, Ltd. ("ABC"): Majority-owned entity of EACF.

         U.S. Stores Corp. ("USSC"): A private company, and parent company of MMCI, whose president and director is Arbel.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999




1.       Summary of Accounting Policies (continued)

         Nature of Relationships with Affiliates (continued)

                                Other Affiliates
                    Name of Entity and Nature of Affiliation

          ZD   Group   L.L.C.   ("ZD"):   ZD  is a New  York  limited  liability
          company whose members are related to Arbel and the Company's Chairman.

          European Ventures Corp. ("EVC"): Partial owner of ShopNet.com.(24%) Arbel is the president.

          ShopNet.com ("ShopNet"): The Chairman of Play Co. is the    president,
          CEO, and a director of ShopNet.

          Breaking Waves, Inc. ("BWI"): This entity is a wholly owned subsidiary of ShopNet, and also owns 11% of Play Co.'s Common Stock (Note 11). The President of BWI is also the Chairman of the Board of the Company and a relative of Arbel.

         The  following  chart  depicts  the  Company's   approximate  ownership
         structure at March 31, 2000 for those entities under common control:

                       Europe American Capital Foundation
                 / /                   ||               \\
                / /                    \/                \\
Frampton Industries (>50%) American Telecom PLC (80%)    ABC Fund, Ltd. (>50%)
                                     (100%)
                                       ||
                                       \/
                                U.S. Stores Corp.
                                     (62.0%)
                                       ||
                                       \/
                     Multimedia Concepts International, Inc.
                                     (79.0%)
                                       ||
                                       \/
                          United Textiles & Toys Corp.
                                     (22.0%)
                                       ||
                                       \/
                       Play Co. Toys & Entertainment Corp.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999


1.       Summary of Accounting Policies (continued)

         Concentration of Credit Risk

         The Company maintains cash balances at three banks. Accounts at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. Uninsured balances are approximately $39,211 and $2,603,308 at March 31, 2000 and 1999, respectively. The Company also maintains a brokerage account in which it invests surplus cash in money market funds. The account is insured by the Securities Investor
         Protection Corporation up to $500,000. Uninsured balances are approximately $4,805,325 and $0 at March 31, 2000 and 1999, respectively.

         Cash and Cash Equivalents

         For purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be "cash equivalents."

         Merchandise Inventories

         Merchandise inventories are stated at the lower of cost (first-in, first-out method - "FIFO") or market.

         Property and Equipment

         Property and equipment is recorded at cost. Depreciation and amortization are provided using the "straight-line" method over the estimated useful lives (3 - 15 years) of the related assets. Leasehold improvements are amortized over the lesser of the related lease terms, or the estimated useful lives of the improvements. Maintenance and repairs are charged to operations as incurred.

         Store Opening and Closing Costs

         Costs incurred to open a new retail location, such as advertising, training expenses, and salaries of newly hired employees, are generally expensed as incurred, and improvements to leased facilities are capitalized. Upon permanently closing a retail location, the costs to relocate fixtures, terminate employees, and other related costs, are expensed as incurred. In addition, the unamortized balances of any abandoned leasehold improvements are expensed.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



1.       Summary of Accounting Policies (continued)

         Store Opening and Closing Costs (continued)

         In April 1998, the AICPA's Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." The SOP, which is effective for fiscal years beginning after December 15, 1998, with earlier application encouraged, requires entities to expense start-up and organization costs for establishing new operations. The Company adopted the provisions of this statement as of March 31, 1999 without impact, given its historical treatment of store opening costs.

         Income Taxes

         The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes are recognized based on the differences between financial statement and income tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, and the change during the period, in deferred tax assets and liabilities, including the effect of change in the valuation allowance, if any.

         Net Loss Per Share

         During the three-month period ended December 31, 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share," which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss), after reduction for preferred stock dividends and the accretion of any redeemable preferred stock, by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is similar to basic earnings (loss) per share, except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, and the conversion of preferred stock, as if they had been issued.

         For the year ended March 31, 2000, there is no difference between basic and diluted loss per common share, as the effects of stock options or warrants and conversion of preferred stock are anti-dilutive, given the net loss applicable to common shares for each year.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999


1.       Summary of Accounting Policies (continued)

         Net Loss Per Share (continued)

         The following summarizes the components of the basic and diluted loss per common share and share equivalents:

                                                                                       Years Ended March 31,
                                                                                -----------------------------------
                                                                                     2000                1999
                                                                                ---------------    ----------------

         Net loss before extraordinary gain                                     $       (1.29)     $         (.13)

         Extraordinary gain                                                               .10                    -
                                                                                -------------      ---------------

         Net loss                                                                       (1.19)               (.13)

         Effects of non-cash dividends on convertible
              preferred stock                                                            (.39)               (.37)
                                                                                -------------      --------------

         Net loss applicable to common shares                                   $       (1.58)     $         (.50)
                                                                                =============      ==============

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999


1.       Summary of Accounting Policies (continued)

         Net Loss Per Share (continued)

         As of March 31, 2000 and 1999, potentially dilutive securities outstanding which were not included in the calculation of basic and diluted net loss per common share consist of the following:

                                                                                      Potential Common Shares
                                                                                             March 31,
                                                                                     2000                1999
                                                                                ---------------    ----------------
         Common shares issuable upon:
        Conversion of Series E Convertible Preferred Stock
        ("Series E Stock"); 8,377,640 and 5,883,903 shares
        outstanding, each convertible into six shares of Common
        Stock; all holding periods eliminated in February 2000.                     50,265,840          35,303,418

        Exercise of 2,000,000 outstanding warrants to purchase
        2,000,000 shares of convertible Series E Stock, each share of Series E Stock then convertible into six shares of Common
        Stock; all holding periods eliminated in February 2000.                     12,000,000          12,000,000

        Conversion of debentures (Note 6) into 6,500,000 shares
        of Series E Stock, each share of Series E Stock then
        convertible into six shares of Common Stock, subject to
        holding periods. The debentures were amended in May 1999
        (Note 6) reducing the number of shares of Series E Stock to
        3,250,000 related to principal. The debentures were
        converted in March 2000. The shares of Series E Stock
        resulting from the conversion of principal and interest are
        included above.                                                                     -           39,000,000

        Conversion of Series F Convertible Preferred Stock
        ("Series F Stock"); 750,000 and no shares outstanding,
        respectively, each convertible into two shares of common
        stock, subject to holding periods (Note 11).                                1,500,000                    -

        Exercise of employee stock options                                             30,000               30,000
                                                                                ---------------    ----------------

                                                                                   63,795,840           86,333,418
                                                                                ===============    ================

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999


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

         For short-term debt arrangements, the Company estimates the fair value of these obligations in relation to the interest rate on its primary financing arrangement. As of March 31, 2000 and 1999, the effects of imputing interest on these obligations is considered to be immaterial (Note 6).

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities, at the date of the financial statements. Actual amounts could differ from those estimates.

         Impairment of Long-Lived Assets

         Long-lived assets, and certain identifiable intangibles held and used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purposes of evaluating potential impairment, the Company's assets are grouped by physical location: namely, the corporate office/warehouse, and individual retail locations. Through March 31, 2000, the Company had not identified any circumstances giving rise to impairment, other than the closing of retail locations discussed above.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999


1.       Summary of Accounting Policies (continued)

         Stock-Based Compensation

         SFAS No. 123, "Accounting for Stock-Based Compensation," established financial accounting and reporting standards for stock-based employee compensation plans and certain other transactions involving the issuance of stock. The Company adopted the disclosure requirements of SFAS 123 for stock-based employee compensation effective April 1, 1996. However, the Company continues to use the "intrinsic-value" method for recording compensation expenses, as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The "fair-value" method prescribed by SFAS No. 123 is used to record stock-based compensation to non-employees.

Capitalization of Internet Development Cost

         In March 2000, the Emerging Issues Task Force ("EITF") provided guidance for the accounting treatment of website development costs with Issue No. 00-2. The consensus of the EITF was that Statement of Position 98-1, "Accounting for Cost of Computer Software Developed or Obtained for Internal Use," should be applied to account for costs associated with developing websites. The Company has adopted these provisions and has capitalized certain costs directly attributable to developing the software for its e-commerce operations under its Toys subsidiary. All other costs to develop and implement the Internet and e-commerce operations have been expensed as incurred. Capitalized amounts are being amortized on a straight-line basis over the estimated useful life, initially believed to be two years.

         Comprehensive Income (Loss)

         The Company applies the provision of SFAS No. 130, "Reporting Comprehensive Income," which requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the "Equity" section of a statement of financial position. During the fiscal year ended March 31, 1999, the Company had no items of comprehensive income (loss). For the year ended March 31, 2000, items of comprehensive income (loss) were related to foreign currency translation.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



1.       Summary of Accounting Policies (continued)

                               Segment Information

         The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in the fiscal year ended March 31, 2000. This accounting standard changes the way the Company reports information about its operating segments.

         The Company's reportable segments are its retail store operations and its Internet operations. The retail store operations are entirely based in the United States, and its Internet operations occur both in the United States and in Germany. The Internet operations consist of both business-to-consumer and business-to-business (or wholesale) sales. Since the Internet activities effectively began in April 1999, no restatements of prior-year presentations are necessary to comply with SFAS 131.

         Information on segments which is based on information utilized by the Company's chief operating decision maker, and a reconciliation to income (loss) before income taxes, are as follows:

         Fiscal year ended March 31, 2000:

         Sales:
                           Retail stores                            $ 36,013,490
              Internet                                                 1,238,720
                                                            --------------------
                                                          Sales     $ 37,252,210
                                                            ====================

         Gross profit:
                            Retail stores                           $ 15,041,506
                                Internet                                 155,979
                  Gross profit                                      $ 15,197,485
                                                            ====================

         Operating income (loss):
                           Retail stores                           $ (5,132,710)
                              Internet                               (2,565,955)
                         Operating income                          $ (7,698,665)
                                                            ====================

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



2.       Restricted Certificates of Deposit

         At March 31, 1999, the Company had three certificates of deposit, which were restricted as to their nature. The first, in the amount of $2,000,000, represented collateral against a letter of credit securing financing under the FINOVA Capital Corporation ("FINOVA") agreement ("FINOVA Financing") (Note 4) and was classified as a non-current asset since the funds in the certificate of deposit remained restricted until the letter of credit expired or was released by FINOVA. The second, in the amount of $250,000, was collateral for a facility for letters of credit. The third, in the amount of $100,000, was to cover an increase on the previously mentioned letter of credit facility.

         As the Company paid off the principal balance of the FINOVA financing during fiscal 2000, the $2,000,000 certificate of deposit was released. Separately, the remaining $350,000 of certificates of deposit, in aggregate, were also released as the facilities for letter of credit expired. The certificates were not renewed, and the funds were used for current operations.

         As of March 31, 2000, the Company maintains time deposits as collateral to cover trade letters of credit, and a standby letter of credit as security for its electrical utility provider.

3.       Property and Equipment

         Property and equipment consisted of the following:

                                                                                             March 31,
                                                                                -----------------------------------
                                                                                     2000                1999
                                                                                ---------------    ----------------

         Furniture, fixtures and equipment                                      $     8,025,451    $      5,968,292
         Leasehold improvements                                                       3,860,829           2,763,711
         Signs                                                                          493,509             501,798
         Vehicles                                                                       104,912             104,912
         Construction in progress                                                        76,733              68,065
                                                                                ---------------    ----------------
                                                                                     12,561,434           9,406,778

         Accumulated depreciation and amortization                                   (5,162,813)         (4,058,603)
                                                                                ---------------    ----------------

                                                                                $     7,398,621    $      5,348,175
                                                                                ===============    ================

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



3.       Property and Equipment (continued)

         The following is a summary of property and equipment held under capital leases (Note 5):

                                                                                             March 31,
                                                                                -----------------------------------
                                                                                     2000                1999
                                                                                ---------------    ----------------

         Furniture and fixtures                                                 $     1,765,270    $        849,429

         Accumulated depreciation                                                      (345,873)           (112,584)
                                                                                ---------------    ----------------

                                                                                $     1,419,397    $        736,845
                                                                                ===============    ================

4.       Financing Agreements

         On February 3, 1998, the Company borrowed $4,866,324 under the FINOVA Financing, the proceeds of which were used primarily to repay the then outstanding borrowings under a previous credit facility with Congress Financing, and to pay fees related to the FINOVA Financing.

         The FINOVA Financing, as amended currently, provides for maximum borrowings up to $5,000,000 based on a percentage of the cost value of eligible inventory, as defined. Outstanding borrowings bear interest at 1.5% above prime rate, as defined (the prime rate at March 31, 2000 and 1999 was 9.0% and 7.75%, respectively). Beginning April 30, 2000, the availability is to be reduced by $1 million at each month end until reduced to zero by the maturity date in August 2000.

         Total fees related to the FINOVA Financing aggregated approximately $272,000 and are being amortized over the 30-month term of the agreement. The unamortized portion of these debt issuance costs was $33,269 and $133,876, as of March 31, 2000 and 1999, respectively, and is included in "Deposits and other assets" in the consolidated balance sheets. Additional costs were incurred and capitalized during the year relating to amendments to the agreement that increased the borrowing capacity.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



4.       Financing Agreements (continued)

         The FINOVA Financing also includes various covenants, two of which the Company violated during the year ended March 31, 1999, by exceeding the specified maximum levels of capital expenditures and debt financing. The Company received a waiver of these defaults in connection with an amendment to the FINOVA Financing, which was executed in August 1999. The amendment increased the available borrowing level and established new covenants with which the Company was in compliance during the year ended March 31, 2000, and with which it expects to comply through the maturity date of August 2000.

         The FINOVA Financing also requires the maintenance of a minimum level of net worth in an amount defined by the agreement. As of March 31, 1999, the requirement was $750,000. The amendment executed in August 1999, requires the Company to maintain a base net worth of $2,900,000, plus 60% of any equity raised between June 30,1999 and March 31, 2000. At March 31, 2000, the required equity base is calculated to be approximately $18,300,000, with which the Company is in compliance, given consideration to the aggregate of minority interest and stockholders' equity.

         The FINOVA Financing is guaranteed by UTTC and is secured by substantially all of the assets of the Company, and formerly secured by $3,000,000 in letters of credit, $2,000,000 of which was collateralized by amounts held in a restricted certificate of deposit (Note 2). The remaining $1,000,000 letter of credit had been provided by MMCI, an affiliate of the Company (Note 1).

         At March 31, 1999, the Company also had $700,000 included in its borrowings from FINOVA under a term loan due concurrently with the overall FINOVA Financing, with interest at prime, plus one percent, secured by a letter of credit (Note 9), which was repaid during the year ended March 31, 2000.

         As of July 7, 2000, the Company is seeking an alternative financing arrangement. The Company has received a letter of intent from a major finance company, which is completing its due diligence. However, there can be no assurance that any such finance agreement will be consummated on terms acceptable to the Company, or if at all.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



5.       Capital Lease Obligations

         At March 31, 2000, the Company was obligated to several leases with financing companies that have been classified as "capital lease obligations." The amounts financed ranged from $1,000 to $232,000, with varying monthly installment payments from $26 to $5,300, at interest rates varying from 6% to 17%. The leases, which have maturity dates ranging from 2001 to 2006, require minimum payments as follows:

                  Year ending
                       March 31,
                         2001                                                                      $        564,312
                         2002                                                                               505,123
                         2003                                                                               387,520
                         2004                                                                               242,381
                         2005                                                                                35,596
                                                                                                   ----------------

                  Total minimum lease payments                                                            1,734,932

                  Less amount representing interest                                                        (359,986)
                                                                                                   ----------------

                  Present value of minimum lease payments                                                 1,374,946

                  Less current portion                                                                     (386,179)
                                                                                                   ----------------

                  Long-term portion                                                                $        988,767
                                                                                                   ================

6.       Notes Payable

                                                                                             March 31,
                                                                                -----------------------------------
                                                                                     2000                1999
                                                                                ---------------    ----------------
        Note payable to ShopNet, an affiliate (Note 1), bearing
        interest at 9% per annum, payable in monthly installments of
        $25,000. Note was paid in April 1999.                                   $ -                     75,000

        Note payable to Full Moon Development, Inc., an
        unaffiliated entity, bearing interest at 12%, payable in
        monthly installments of $50,000. Paid in July 1999.                       -                    200,000

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



6.       Notes Payable (continued)

                                                                                             March 31,
                                                                                -----------------------------------
                                                                                     2000                1999
                                                                                ---------------    ----------------
        Note payable to Full Moon Development, Inc., an
        unaffiliated entity, bearing interest at 12%, payable in
        monthly installments of $66,667. Paid in June 1999.                      -                      200,000

        Convertible debenture to Frampton, an affiliate (Note
        1), bearing interest at 5% per annum, with interest-only
        payments due monthly, beginning March 1, 1999, convertible
        to Series E Stock. Converted in December 1999.                           -                      500,000

        Convertible debenture to EACF, an affiliate (Note 1),
        bearing interest at 5% per annum, with interest-only
        payments due monthly, beginning March 1, 1999, convertible
        to Series E Stock. Converted in December 1999.                           -                      150,000
                                                                                ---------------    ----------------

                  Total notes payable, all current                              $ -                   1,125,000
                                                                                ===============    ================

         The above notes may have carried interest rates that differed from prevailing interest rates. The Company did not provide for imputed interest on rate discounts or premiums, as the effects were immaterial to the financial statements.

         The embedded privilege to convert the debentures to Frampton and EACF into Series E Stock represents a beneficial conversion feature, which is accounted for separately, in accordance with Topic D-60 of the EITF. Topic D-60 of the EITF communicated the views of the staff of the Securities and Exchange Commission ("SEC"), in that for such convertible debentures, that portion of the proceeds upon issuance of the debentures allocable to the beneficial conversion feature should be recorded as additional paid-in capital and recognized as interest expense over the minimum period in which the holder can realize the conversion.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



6.       Notes Payable (continued)

         The intrinsic value is calculated based on the value of the underlying stock into which the debenture can be converted, limited to the proceeds. On the date of funding the convertible debentures in February 1999, the Company recorded a discount for $650,000, and immediately recognized the amortization of this discount as non-cash effective interest for the beneficial conversion feature for the year ended March 31, 1999, since the debenture allowed for immediate conversion, which was effectively offset by the dollar-for-dollar increase in additional paid-in capital (Note 13).

         In May 1999, the Company and these two creditors, EACF and Frampton, agreed to modify certain terms of their convertible debentures. The debentures originally contained a 50% discount factor to the market price of the Series E Stock. The amended debenture was changed to eliminate the discount, based on the market price on the date of the original agreement. This changed the conversion price from $.10 per share to $.20 per share; i.e., for every $100,000 converted, the holder would receive only 500,000 shares as a result of the modification in terms. The Company had previously recognized a $650,000 non-cash effective interest expense for the year ended March 31, 1999. The Company has subsequently applied the provisions of EITF 96-19 to recognize this modification of debt terms as an extinguishment of debt. Thus, an extraordinary gain of $650,000 resulting from the modification of the terms was recognized in the quarter ended June 30, 1999.

         However, since the agreement was revised in May 1999, the revised agreement is treated as a new debt arrangement for accounting purposes. At the date of the amended agreement, the $.20 conversion price was substantially lower than the approximate $2.00 per share closing market price for the Series E Stock. As such, the modified agreement also contains a beneficial conversion feature, the amount of which is limited to the original proceeds of $650,000 under Topic D-60 of the EITF. Therefore, the Company also recognized $650,000 in non-cash effective interest expense for the beneficial conversion feature in the quarter ended June 30, 1999. As previously noted, both EACF and Frampton elected to convert the debentures and the accrued interest into Series E Stock.

         The above convertible debentures to Frampton and EACF, and accrued interest thereon, were converted into Series E Stock during the year ended March 31, 2000. The conversion price was $.20 per share; i.e., for every $100,000 converted, the holder would receive 500,000 shares. Each share of Series E Stock is convertible into six shares of Common Stock (Note 11).

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



7.       Closure of Retail Stores - Litigation

         During the year ended March 31, 1998, the Company closed, and ultimately vacated, five retail locations prior to the end of their lease terms. As a result, four of the five landlords filed lawsuits against the Company to collect unpaid rent, as well as rental obligations remaining under the terms of the respective leases.

         Subsequent to the filing of actions by the landlords, and through May 1998, the Company with assistance of outside counsel, reached settlement agreements with the various landlords. These settlements aggregated $469,600, of which $57,820 remained outstanding on one settlement as of March 31, 1999, and was satisfied during the year ended March 31, 2000.

         In December 1999, the Company settled its last tenant/landlord matter. Pursuant to a settlement agreement, the Company made a cash payment of $35,000 and agreed to pay installment payments of $5,170.50 per month, aggregating $186,138 over a 36-month period. In addition, the Company agreed to issue 100,000 shares of Common Stock.

         The statements of operations for the years ended March 31, 2000 and 1999 includes $270,206 and $27,659 of "litigation-related expenses," which comprise the settlement costs on the aforementioned leases and legal fees associated with the negotiations.

8.       Income Taxes

         The components of the provision for income taxes are as follows:

                                                                                              March 31
                                                                                -----------------------------------
                                                                                     2000                1999
                                                                                ---------------    ----------------
         Current:
               Federal                                                          $             -    $              -
               State                                                                          -               2,150
                                                                                ---------------    ----------------
                  Total current                                                               -               2,150
                                                                                ---------------    ----------------

         Deferred:
               Federal                                                               (2,370,508)             40,424
               State                                                                   (330,811)             45,726
                                                                                ---------------    ----------------
                  Total deferred                                                     (2,701,319)             86,150
                                                                                ---------------    ----------------

                  Valuation allowance                                                 2,701,319             (86,150)
                                                                                ---------------    ----------------

                  Total provision for income taxes                              $             -     $         2,150
                                                                                ===============     ===============

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



8.       Income Taxes (continued)

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred income tax assets and liabilities are as follows:

                                                                                             March 31,
                                                                                -----------------------------------
                                                                                     2000                1999
                                                                                ---------------    ----------------

         Inventories                                                            $      (369,486)   $       (329,264)
         AMT tax credits                                                                (23,260)            (23,260)
         Accrued expenses                                                                24,810              72,760
                                                                                ---------------    ----------------

                  Current portion of net deferred income
                      tax (assets) liabilities                                         (367,936)           (279,764)
                                                                                ---------------    ----------------

         Depreciation and amortization                                                 (253,552)           (211,108)
         Loss on disposal of assets                                                     170,417             127,043
         Net operating loss carryforwards                                            (6,082,466)         (3,471,124)
         Deferred rent liability                                                        (53,620)            (50,099)
         Income taxes                                                                     1,585                 794
         Amortization of stock options                                                 (200,520)           (200,520)
                                                                                ---------------    ----------------

                  Long-term portion of net deferred
                      income tax (assets) liabilities                                (6,418,156)         (3,805,014)
                                                                                ---------------    ----------------

         Total net deferred income tax (assets) liabilities                          (6,786,092)         (4,084,778)
                                                                                ---------------    ----------------

         Valuation allowance                                                          6,786,092           4,084,778
                                                                                ---------------    ----------------

                  Net deferred income taxes                                     $             -    $              -
                                                                                ===============    ================

         At March 31, 2000 and 1999, a 100% valuation allowance has been provided on the net deferred income tax assets since the Company can not determine that it is "more likely than not" to be realized.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



8.       Income Taxes (continued)

         The reconciliation of income taxes computed at the federal statutory tax rate to income taxes at the effective income tax rate in the statements of operations is as follows:

                                                                                             March 31,
                                                                                -----------------------------------
                                                                                     2000                1999
                                                                                ---------------    ----------------

         Federal statutory income tax (benefit) rate                                   34.0%                34.0%
         Permanent adjustments                                                          (.2)                 4.4
         State income taxes, net of federal benefit                                        -                 1.5
         Change in valuation allowance                                                (33.8)               (38.4)
                                                                                -----------        -------------

                  Effective income tax rate                                                 -%               1.5%
                                                                                =============      =============

         At March 31, 2000, the Company has net operating loss ("NOL") carryforwards of approximately $16,000,000 for federal purposes, and approximately $8,000,000 for state purposes. The federal NOL's are available to offset future taxable income and expire at various dates through March 31, 2020, while the state NOL's are available and expire at various dates through March 31, 2005.

         A portion of the NOL's described above are subject to provisions of the Internal Revenue Code ss.382 which limits use of NOL carryforwards when changes of ownership of more than 50% occur during a three-year testing period. During the years ended March 31, 1994 and 1995, the Company's ownership changed by more than 50%, as a result of the May 1993 acquisition of a majority interest in the Company, and the Company's November 1994 completion of an Offering of its Common Stock. Further changes in common and preferred stock ownership during each of the years ended March 31, 1997 through 2000, as described in Note 11, have also potentially limited the use of NOL's. The effect of such limitations has yet to be determined. NOL's could be further limited upon the exercise of outstanding stock options and stock purchase warrants, or as a result of the May 1999 private offering of Series F Stock (Note 13). Further, a portion of the NOL's may be allocable to the Toys subsidiary, the operations of which generated a portion of the NOL's while previously operating as a division of the Company. The effects of such have not yet been determined.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



9.       Commitments and Contingencies

         Operating Leases

         The Company leases its retail store properties under noncancelable operating lease agreements, which expire through June 2009, and require various minimum annual rentals. Several of the leases provide for renewal options to extend the leases for additional five or ten-year periods. Certain store leases also require the payment of property taxes, normal maintenance, insurance, and additional rents based on percentages of sales in excess of various specified retail sales levels. Many of the retail leases contain a provision allowing the Company to cancel the agreement if certain mutually agreed-upon minimum sales thresholds are not achieved by the end of the third year of the lease. The Company leases its primary office/warehouse facility from a related party, as discussed in Note 10.

         During the years ended March 31, 2000 and 1999, the Company incurred total rental expense under all operating leases of $6,158,171 and $4,104,073, respectively. Contingent rent expense was insignificant during the years ended March 31, 2000 and 1999.

         At March 31, 2000, the aggregate future minimum lease payments due under these noncancelable leases are as follows:

                                                               Related
                                                                Party
                                                               Office/
                      Year Ending                              Warehouse            Retail
                       March 31,                               (Note 10)           Locations             Total
                   ----------------                         ---------------     ---------------    ----------------

                         2001                               $       323,484     $     4,975,164    $      5,298,648
                         2002                                       304,444           5,208,156           5,512,600
                         2003                                        27,963           5,100,892           5,128,855
                         2004                                             -           4,662,136           4,662,136
                         2005                                             -           4,210,678           4,210,678
                      Thereafter                                          -          16,187,494          16,187,494
                                                            ---------------     ---------------    ----------------

                  Total minimum lease payments              $       655,891     $    40,344,520    $     41,000,411
                                                            ===============     ===============    ================

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



9.       Commitments and Contingencies (continued)

         Operating Leases (continued)

         During the year, the Company executed leases for four (4) stores located in Florida, Nevada, Tennessee, and Illinois, which have varying lease expiration dates through 2001, for which stores are expected to open on various dates in fiscal 2001. Such leases require minimum rental payments aggregating approximately $15,800,000 over the life of the leases. The aggregate minimum rental payments attributable to these leases are included in the schedule of future minimum lease payments, above.

         As of the date of this report, the Company has executed leases for the opening of six (6) additional stores located in California, Colorado, Maryland, Minnesota, Oregon, and Texas. The stores are expected to open on various dates in fiscal 2001 and 2002, and the leases expire on various dates through April 2011. These leases will require expected minimum rental payments aggregating approximately $14,829,000 over the life of the leases. Accordingly, existing minimum lease commitments as of March 31, 2000, plus the expected minimum commitments for the proposed retail location would aggregate minimum lease commitments of approximately $55,829,000.

         In June 2000, Toys negotiated a lease for an approximate 50,000 square foot warehouse near Koblenz, Germany. The lease requires monthly payments of approximately $10,000 for the first five months, and $12,500 for the next thirteen months. After the initial 18-month period, Toys has an option to purchase the location for approximately $1,200,000 in cash; or approximately $1,400,000, including $700,000 of cash and $700,000 of Toys' common stock; or renew the lease for an additional two years at approximately $12,500 per month. The warehouse is to be used as a fulfillment center for Toys' Internet operations in Germany.

                                  Legal Matters

         The Company is party to legal proceedings and claims which arise in the ordinary course of its business. The Company believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operations, or liquidity.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



9.       Commitments and Contingencies (continued)

         Dependence on Suppliers

         Approximately 40% and 41% of the Company's inventory purchases were made directly from five (5) manufacturers for the years ended March 31, 2000 and 1999, respectively. The Company typically purchases products from its suppliers on credit arrangements provided by the manufacturers. The termination of a credit line, or the loss of or deterioration of a relationship with a major supplier, could have a material adverse effect on the Company's business.

         401(k) Employee Stock Ownership Plan

         In August 1994, the Company adopted a 401(k) Employee Stock Ownership Plan (the "Plan") which covers substantially all employees of the Company. The Plan includes provisions for both an Employee Stock Ownership Plan ("ESOP") and a 401(k) Plan.

         The ESOP allows only contributions by the Company, which can be made annually at the discretion of the Company's board of directors. The ESOP is designed to invest primarily in the Company's Common Stock. During the year ended March 31, 1999, 5,673 shares of Common Stock were contributed to the ESOP. However, these shares were contributed by individuals, and not by the Company. Therefore, the Company has recorded no expense with regards to the ESOP.

         The 401(k) portion of the Plan is contributed to by the employees of the Company through payroll deductions. The Company makes no matching contributions to the 401(k) portion of the Plan.

         Financing Agreement with ZD

         In November 1998, the Company entered into an agreement with ZD, a related party (Note 1), to secure additional financing. Pursuant to this agreement, ZD issued a $700,000 irrevocable standby letter of credit ("L/C") in favor of FINOVA, the Company's working capital lender. FINOVA then lent a matching $700,000 to the Company in the form of a term loan with interest at prime plus one percent. The term loan was repaid during the year ended March 31, 2000 (Note 4).

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



9.       Commitments and Contingencies (continued)

         Financing Agreement with ZD (continued)

         As consideration for its issuance of the L/C, ZD was entitled to receive payments representing one-third (33%) of the net profits from three retail locations beginning in April 1999. Through March 31, 2000, the stores had not made a net profit; therefore, the Company has not been liable for any payments.

         In May 2000, ZD and the Company entered into a termination and release agreement whereby the Company is no longer liable to pay ZD a percentage of the net profits of the retail locations. However, pursuant to the termination and release agreement, the Company agreed to pay ZD $500,000 in cash. Subsequently, ZD agreed to receive 854,700 shares of Series E Stock in lieu of the $500,000 cash. The Series E Stock was thereby valued at $0.59 per share, which represented a 60 percent discount of the market value as of the date of the transaction. To obtain a fair value for the Series E Stock, the Company engaged an independent appraiser to determine the value of the Series E Stock near the transaction date. ZD assigned its rights under this agreement to EACF and, accordingly, the Company issued the 854,700 shares of Series E Stock to EACF.

         1994 Stock Option Plan

         In June 1994, the Company adopted the 1994 Stock Option Plan, which provides for options to purchase an aggregate of not more than 50,000 shares of Common Stock, as may be granted from time to time by the Company's board of directors. Pursuant to hiring the Company's current chief financial officer and secretary, the Company granted an option to purchase 30,000 shares of Common Stock at an exercise price of $3.25 per share, vesting at the rate of 10,000 shares per annum in each of July 1998, 1999 and 2000. In June 1998, the board of directors adjusted the exercise price of the option to $1.15 per share. The option award initially granted was recorded as a fixed award under APB 25. Due to the subsequent modification in terms, it is to be valued as a "variable award," rather than a "fixed award." Under APB 25, such a variable award has the associated compensation expense adjusted, up or down, to reflect subsequent changes in the market price. The Company has not recorded any compensation expense related to this change, due to the change in the subsequent market price being immaterial. As of March 31, 200, no portion of the option to purchase Common Stock had been exercised.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999

9.       Commitments and Contingencies (continued)

         Seasonality

         The Company's business is highly seasonal, with a large portion of its revenues and profits being derived during the months of November and December. Accordingly, in order for the Company to operate, it must obtain substantial short-term borrowings from lenders, and the Company's suppliers, during the first three-quarters of each fiscal year to purchase inventory and to cover operating expenditures. Historically, the Company has been able to obtain such credit arrangements and substantially repay the amounts borrowed from suppliers, and reduce outstanding borrowings from its lender, during the fourth quarter of its fiscal year.

         Year 2000

         In 1998, the Company developed a plan to upgrade its existing management information system ("MIS") and computer hardware and to become year 2000 compliant. The Company completed the hardware upgrade and installed a year 2000 compliant upgrade to its accounting software. The Company finished the year 2000 compliance work by the end of September 1999.

         To finance the cost of the new hardware in the computer upgrade project, the Company entered into a lease in the amount of $82,472, bearing an interest rate of 10.8%. The total cost of the hardware and software purchased for the project was approximately $100,000. This lease is included with the capital lease obligations described in Note 5.

         Beyond the above-noted internal year 2000 system issue, the Company has no current knowledge of any outside third-party year 2000 issues that would result in a material negative impact on its operations. Management has reviewed its significant vendors' and financial institution's recent SEC filings vis-a-vis year 2000 risks and uncertainties and, on the basis thereof, is confident that the steps the Company has taken to become year 2000 compliant are sufficient. In continuation of this review, the Company shall continue to monitor, or otherwise obtain confirmation from, the aforesaid entities - and such other entities as management deems appropriate - as to their respective degrees of preparedness. To date, nothing has come to the attention of the Company that would lead it to believe that its significant vendors and/or service providers have experienced any difficulties related to year 2000.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



9.       Commitments and Contingencies (continued)

         Year 2000 (continued)

         Although the Company has not experienced any problems related to year 2000 issues, the possibility still exists that such problems may arise during the calendar year. However, the effect, if any, of year 2000 problems on the Company's results of operations, if the Company or its customers, vendors, or service providers are not fully compliant, cannot be estimated with any degree of certainty.

10.      Related-Party Transactions

         Office and Warehouse Lease

         The Company leases an office/warehouse building from Davidson, Welker, & Brady, a partnership of which one of the partners, Richard Brady, is the Company's chief executive officer, president, and a director. The original lease was executed in October 1986. The lease term was for a 10-year period, with increases in the monthly rent tied to the Consumer Price Index, adjusted every three years. The lease was amended in 1993 to extend the term through April 2000 (Note 9). In April 2000, the lease was assigned to, and renewed by, Toys for a two-year term with an option to extend the lease for an additional three years. Monthly rent payments are $25,000.

         Rent expense under this lease totaled $247,289 for each of the years ended March 31, 2000 and 1999.

         Consulting Fees to Chairman

         The Company made payments aggregating $48,600 and $33,000 to the Chairman of the Board of Directors of the Company for various consulting services during the years ended March 31, 2000 and 1999, respectively.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



10.      Related-Party Transactions (continued)

         Purchase Agreement with BWI

         In November 1998, the Company entered into an agreement with BWI, an entity that sells children's swimsuits and is an affiliate (Note 1), to purchase a minimum of 250 pieces of merchandise for each of its retail stores. BWI sells children's swimsuits. The agreement had an initial term of one year, and automatically extends each year, unless terminated by either party. The agreement additionally calls for the Company to provide advertising, promotional materials, and ads for this merchandise in all of its brochures, advertisements, catalogs, and all other promotional materials, merchandising programs, and sales promotions. While the Company purchased no additional pieces of merchandise during the year ended March 31, 2000, the Company continues to sell the swimsuits at its retail locations.

         Placement Agent Agreement with Frampton

         In January 1999, the Company and Frampton,  an affiliated  entity (Note
         1), executed a letter agreement pursuant to which Frampton has agreed to act as the exclusive placement agent and financial advisor for the Company in connection with a contemplated offering of convertible debentures. The agreement was for a term of six months and provides that Frampton shall be provided an investment-banking fee of 8% of the face amount of each debenture funded. Frampton has the option to extend the agreement for two months after the expiration. During the year ended March 31, 1999, Frampton arranged two such transactions for a face amount of $650,000 involving itself and EACF (Note 6).

         Unsecured Promissory Notes Payable/Receivable

         On July 15, 1998, the Company borrowed $300,000 from BWI and issued an unsecured promissory note at an interest rate of 9% per annum. The repayment terms of the note were for five monthly installments of principal and interest commencing on August 15, 1998 and ending December 30, 1998, at which time the note was repaid in full.

         Additionally, the Company had a $250,000 note payable with BWI as of March 31, 1998, which was repaid during the year ended March 31, 1999. The terms of this note are disclosed in Note 6.

         On April 22, 1999, the Company entered into an unsecured promissory note with ShopNet, an affiliate (Note 1), for $100,000 at an interest rate of 9% per annum. The principal payments and accrued interest were due monthly beginning May 31, 1999. The note was repaid upon its maturity date of August 31, 1999.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999


10.      Related Party Transactions (continued)

         Unsecured Promissory Notes Payable/Receivable (continued)

         On May 17, 1999, the Company entered into an unsecured promissory note with ShopNet, an affiliate (Note 1), for $100,000 at an interest rate of 9% per annum. The principal payments and accrued interest were due monthly beginning June 30, 1999. The note was repaid upon its maturity date of September 30, 1999.

         On October 25, 1999, Tudor Technologies, Inc. ("Tudor") lent the Company $127,922 under a demand promissory note ("Tudor Demand Note") bearing an interest rate of 8% per annum. The Tudor Demand Note was a bridge loan designed to be paid off after the completion of the then contemplated initial public offering of Toys and has been paid in full.

         In early October 1999, the Company loaned $50,000 to ShopNet and $200,000 to Breaking Waves, both of which entities are affiliated with the Company. The loans carry interest at 9% and were repaid during the year.

         On November 29, 1999, the Company loaned BWI $400,000 under a demand promissory note ("BWI Demand Note") bearing an interest rate of nine percent per annum. The BWI Demand Note required a principal repayment of $100,000, plus accrued interest, on January 30, 2000, and requires that the balance be paid on April 30, 2000. The January 30, 2000 payment was remitted as agreed. The remaining $300,000 balance is included in accounts receivable at March 31, 2000 and was paid, as agreed, subsequent to year-end.

                               Equity Transactions

         See Note 11 for equity transactions with affiliates of the Company.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



11.      Equity Transactions

         Capital Structure

         The following summarizes the Company's capital structure as of March 31, 2000 and 1999, as amended in April 1998, and the subsequent change thereto approved at the annual meeting of its shareholders on May 5, 1999 and effected May 12, 1999:

                                                                                   March 31,           March 31,
                                                                                     2000                1999
                                                                                ---------------    ----------------
                Common Stock
                Authorized shares of $.01 par value
                common stock                                                        160,000,000          51,000,000

                Preferred Stock

                Authorized 15,500,000 shares of preferred stock designated as:

                $.01 par convertible Series E Stock                                  25,000,000          10,000,000

                $.01 par convertible Series F Stock                                   5,500,000           5,500,000

         Each share of Series E Stock is convertible into six shares of Common Stock at the option of the holder commencing two years from the date of issuance for a period of five years. The Series E Stock has a liquidation preference of $1.00 per share. Prior to June 30, 1997, the Series E Stock was convertible into 20 shares of Common Stock upon issuance.

         Each share of Series F Stock is convertible into two shares of Common Stock, at the option of the holder, commencing at any time following the date that the registration statement is declared effective. Holders of Series F Stock are also entitled to, when and as declared by the board of directors, cumulative dividends at $.08 per share. Dividends are fully cumulative and accrue (whether or not declared), without interest, from the date such dividends are payable. The Series F Stock will be automatically converted in the event of the earlier of two years, or the Company's Common Stock having a closing price of at least $5.00 per share, for a consecutive 30-day period. The Series F Stock has a liquidation preference of $0.50 per share, subject only to the Series E Stock preference.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



11.      Equity Transactions (continued)

         Issuance of Common Stock to BWI

         In November 1998, the Company issued 1,400,000 shares of Common Stock to BWI, in consideration for cash and inventory. The Company received $300,000 in cash and inventory valued at $365,000, based upon the Company's analysis of the net realizable value of the inventory received.

         Common Stock Compensation of Consultant

         In May 1999, the Company issued 45,333 shares of common stock to a consultant as compensation for site selections and negotiation of retail location leases. These services are being provided for new Company stores opening in fiscal 2000. The shares are valued based on the May 17, 1999 closing price of $1.375 per share, less a 10% discount for marketability restrictions, for an aggregate value of approximately $56,000.

                  Conversion of Series E Stock to Common Stock

         Beginning in January 2000, and through the fourth quarter, certain holders of 929,563 shares of Series E Stock elected to convert their shares into Common Stock shares at six-to-one. This resulted in an issuance of 5,577,378 shares of Common Stock.

         Issuance of Common Stock for Settlement

         As described in Note 7, the Company reserved for issuance 100,000 shares of Common Stock as a result of a litigation settlement agreement.

         Issuance of Series E Stock

         On June 30, 1998, ABC offered to amend the terms of a $1.5 million debenture (Note 6) to enable the conversion of the principal and accrued interest into shares of Series E Stock at a conversion price of $1.00 per share. The conversion price reflects a 33% discount to the trading price of the Series E Stock and was determined on the basis of the trading price, the illiquidity of the restricted Series E Stock, and the absence of registration rights.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



11.      Equity Transactions (continued)

         Issuance of Series E Stock (continued)

         Simultaneously, ABC converted the debenture and $33,333 of accrued interest into 1,533,333 shares of Series E Stock. This transaction has, in substance, been accounted for as a capital transaction, since ABC and the Company were entities under common control through majority ownership greater than 50%, at the time the conversion occurred. (See chart in Note 1.)

         The debenture originally provided for the conversion, at the option of ABC, of the debenture into shares of common stock of either (i) a subsidiary which the Company intended to form for the purpose of acquiring certain stores operated by the Company, or (ii) any other subsidiary which might acquire a portion of the assets and business of the Company. This option to convert was exercisable at the net book value of the subsidiary's shares with a limitation on such share ownership being 25% of the total outstanding shares of said subsidiary. However, as part of the above-mentioned amendment, ABC retained this option to acquire up to 25% of the common stock of the subsidiary to be formed at book value at the time of the exercise, if any. ABC subsequently assigned this right to Tudor, an entity affiliated with the Company. Tudor is an affiliate due to the fact that Mr. Moses Mika is a director on the Boards of Directors of both Tudor and the Company.

         In July 1999, Tudor elected to exercise its right to purchase 25% of Toys based on Toys' book value, which was determined to be $2,894,711 as of June 30, 1999, the agreed-upon measurement date. The Company received $723,678 from Tudor in October 1999.

         On July 28, 1998, the Company sold 100,000 shares of Series E Stock to UTTC, its principal shareholder and owner of more than 50% of the Company's common stock as of the date of the transaction. As such, the Company is an entity under common control of UTTC. The sale was $1.00 per share, or $100,000. The Company has recorded the amount as additional paid-in capital since the related-party transaction was with a commonly controlled entity. The Series E Stock is convertible into Common Stock, and therefore, contains a beneficial conversion feature, the value of which exceeded the proceeds. The amount of the beneficial conversion is being amortized as a dividend over the required two-year holding period. (See "Series E Stock Dividends Resulting From Beneficial Conversion Feature" in Note 11.)

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



11.      Equity Transactions (continued)

         Issuance of Series E Stock (continued)

         In  March  2000,  EACF,  the  holder  of  the  Company's   $650,000  of
         convertible debentures, as amended, elected to convert the debentures into Series E Stock. Prior to this transaction, Frampton assigned its convertible debenture to EACF. The conversion of the $650,000, along with $34,660 in accrued interest at the amended $.20 per share, resulted in 3,423,300 shares of Series E Stock being issued to EACF.

         Private Placement of Series F Stock

         On May 18, 1999, the Board of Directors of the Company unanimously adopted a corporate resolution to enter into a securities purchase agreement (the "Private Placement") with several investors. The Private Placement was for 750,000 shares of the Company's Series F Stock ("Series F Stock"), par value of $.01 per share, for gross proceeds of $750,000. The Company was also authorized to amend its articles of incorporation to change the terms and privileges of the Series F Stock. The Series F Stock is convertible at the holder's option into two shares of Common Stock at any time following the effective date of the registration statement registering the Series F Stock and underlying shares of Common Stock for resale. The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission in September 1999, and amended the registration statement in May 2000. The registration statement has not yet been declared effective. The shares of Series F Stock shall convert automatically, without any action by the holder, upon the earlier of (i) two years from issuance, or (ii) in the event the closing price per share of the Common Stock has been at least $5.00 for a consecutive 30-day period.

         As part of the Private Placement, the Company granted an option to the placement agent and its assignees to purchase an aggregate 350,000 shares of Common Stock, with an exercise price of $3.00 per share for a period of four years from the date of closing of the Private Placement. Utilizing the Black-Scholes valuation model, the option was valued at $507,000, or $1.45 per option. The model utilized several variables to determine the value, including the current price of the stock and its expected volatility, and the risk-free interest rate for the expected term. The current stock price was $1.69 on May 27, 1999, the closing date. Based on an analysis of the stock price over the previous 20 months, the volatility factor utilized for the model was 155%. Additionally, the model used a risk-free interest rate of 6.0%.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



11.      Equity Transactions (continued)

         Private Placement of Series F Stock (continued)

         Additionally, the placement agent received a commission of 10%, or $75,000; and 1%, or $7,500, to cover administrative expenses. The Private Placement closed on May 27, 1999, providing net cash proceeds of $645,380 to the Company.

         Issuance of Options

         In February 1999, Typhoon Capital Consultants, LLC ("Typhoon") and the Company entered into a consulting agreement (the "Typhoon Agreement"), pursuant to which Typhoon is to provide financial and other consulting services. In exchange for Typhoon's services, the Typhoon Agreement provides for the grant of an option to purchase 150,000 shares of the Company's Common Stock, with an exercise price of $1.75 per share, in the following increments: an initial increment of 50,000 options followed by five monthly increments of 20,000 options. The options will expire on August 30, 2001. Each increment is valued by the Company using an option valuation model. The initial values would be capitalized and amortized through the term of the Typhoon Agreement. However, the Company has not been able to locate and communicate with any representatives at Typhoon. The Company has received no services and doubts that any services will be performed by Typhoon in the future and, accordingly, has not executed the option agreements, and does not expect to issue such options. Therefore, no amounts have been recorded for these options as of March 31, 1999.

         In July of 1998, Corporate Relations Group ("CRG") and the Company entered into a five-year consulting agreement to provide corporate-relations services (the "CRG Agreement"). As compensation for their services, CRG received $100,000 in cash upon execution of the CRG Agreement, and 50,000 shares of Series E Stock. The Company did not issue the shares of Series E Stock; however, such were provided to CRG by a Company shareholder. In addition, in exchange for CRG's services, the CRG Agreement provided for the grant of options to CRG and four of its principals. The options are for an aggregate 450,000 shares of Common Stock exercisable at $.78 per share, and an aggregate 700,000 shares of the Series E Stock exercisable at $2.25.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



11.      Equity Transactions (continued)

         Issuance of Options (continued)

         In the year ended March 31, 1999, the Company recorded an aggregate value for this transaction of $143,750, including the $100,000 cash payment, and $43,750 for the Series E Stock, based on a closing market price of $0.875 per share on August 27, 1998. The Company felt CRG did not fully perform under the contract and has, therefore, not issued the above-mentioned options for the 450,000 shares of Common Stock and 700,000 shares of Series E Stock. Should services ultimately be provided, and options issued, the fair value of the option compensation will be determined when earned. Accordingly, no amounts have been recorded for the option portion of this transaction. The $143,750 for the cash and stock tendered has been capitalized by the Company, and has been pro-ratably expensed over the term of the agreement, since the Company has received corporate brochures and other promotional material from CRG that it will continue to utilize over future periods.

         As of March 31, 2000, the Company has assessed the value of these brochures and has reevaluated the useful life of the brochures. Due to the changing focus of the Company, management expects the future benefits of the brochures will not be realized throughout the original five-year amortization period. Management estimates that an aggregate three-year amortization period will be an appropriate reflection of the time period that such brochures will provide a benefit to the Company. Therefore, the Company has recalculated and recorded an amortization expense in the current period to reflect the revised three-year period of benefit.

         Series E Stock Bonus

         In March 1998, the Board of Directors of the Company granted to its chairman, and to the Company's president, 25,000 shares each of its Series E Stock in recognition of their efforts to further the Company's turnaround towards profitability. The shares vested on a monthly basis over a one-year period commencing April 1, 1998, being fully vested April 1999. On the date of the grant, management determined the compensation value of this stock grant to be approximately $79,000 in the aggregate, based on a closing market price of $1.86 per share, which was subjected to a 15% marketability discount, given the restrictive nature and vesting requirement of the securities, as well as their relatively low trading volume.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



11.      Equity Transactions (continued)

         Series E and Series F Stock Dividends Resulting from Beneficial Conversion Feature

         For the years ended March 31, 2000 and 1999, the Company recorded non-cash dividends of $2,592,252 and $1,707,725 in applying the provisions of Topic No. D-60 of the EITF, as described below.

         Topic D-60 communicated the views of the staff of the SEC that the portion of the proceeds, upon issuance of the convertible stock allocable to the beneficial conversion feature, should be recorded as additional paid-in capital and recognized as a dividend over the minimum period in which the preferred shareholders can realize the conversion. The beneficial conversion feature is measured at the date of issuance of a convertible security, as the difference between the conversion price and the market price of the underlying security, and is limited to the proceeds received from the issuance of the convertible security.

         The Company's Series E Stock, of which shares were issued in varying amounts on various dates, as described above, includes a beneficial conversion feature in that each share of Series E Stock is convertible into six shares of the Company's Common Stock, at the option of the holder, commencing two years from the date of issuance. Shares of Series E Stock issued through June 30, 1997, were originally convertible into 20 shares of Common Stock, at the option of the holder, with no holding period requirement.

         Based on the calculations prescribed by Topic No. D-60, all proceeds initially received by the Company from the issuance of its Series E and Series F Stock have been initially recorded as additional paid-in capital, as 100% of the proceeds is allocable to the beneficial conversion feature. Over the required holding period, if any, a non-cash dividend is recorded reducing the retained earnings (or increasing the accumulated deficit) and increasing the balance recorded as Series E and Series F Stock in the balance sheet. Thus, there is no net effect on the total stockholders' equity of the Company.

         Since shares of Series E Stock issued prior to June 30, 1997 were originally convertible upon issuance, 100% of the non-cash dividend was recorded upon issuance of the Series E Stock. Non-cash dividends associated with shares of Series E Stock issued after June 30, 1997, were initially being recorded over the required two-year holding period of the security.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



11.      Equity Transactions (continued)

         Series E and Series F Stock Dividends Resulting from Beneficial Conversion Feature (continued)

         In February 2000, at a special meeting of the Company's stockholders, the holding period requirement for the Series E Stock was eliminated. As such, the balance of the unamortized dividend was recorded in the quarter ended March 31, 2000, such that there are no remaining dividends to be provided for Series E Stock issued through that date.

         As the Series F Stock was initially convertible into common stock upon an effective registration statement, the Company provided for dividends to be recognized over a seven-month period through December 1999, based on the time estimated to be necessary to effect a registration. As such, the dividends on the 750,000 shares of Series F Stock have been fully recognized during the year ended March 31, 2000. As of July 2000, the registration statement for the Series F Stock has not yet been declared effective.

                        Equity Transactions of Subsidiary

         Private Sale of Equities

         On July 20, 1999, Toys sold a 6.6% minority interest to two investors for $2.8 million in gross proceeds. The investors were an unaffiliated German investment-banking firm, which assisted with the public Offering discussed below and CDMI, a company in which one of the Company's directors, Moses Mika, is a shareholder. Each party invested $1.4 million in the transaction. No gain or loss was recorded by the Company on this sale of Toys' shares, or the transaction involving Tudor discussed above, in accordance with Staff Accounting Bulletin Topic 5 - Miscellaneous Accounting, "Accounting for Sales of Stock in a Subsidiary" ("SAB Topic 5"), as such shares were issued as part of a broader corporate reorganization; namely, the public offering of Toys shares discussed below.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



11.      Equity Transactions (continued)

                  Equity Transactions of Subsidiary (continued)

         Initial Public Offering

         On November 19, 1999, Toys completed an initial public offering (the "Offering") on the SMAX segment of the Frankfurt Stock Exchange in Germany. The Offering was underwritten by Concord Effekten AG ("Concord") of Frankfurt, Germany. In the Offering, Toys sold two million shares, or a 16.7% interest, for net proceeds of approximately $22,864,000. The Offering was priced at 13 Euros per share, or approximately US $13.52 per share. The Company retained majority ownership of Toys (58.4%) and, as a result, will continue to consolidate Toys' operations in its financial statements. No gain was recorded on the sale of Toys' shares in the Offering per SAB Topic 5, as the realization of the gain is not assured given the Company's history of losses from operations, net operating loss carryforwards, which are generally not available to offset capital gains, and the start-up nature of the Company's Internet operations, an emerging focus Toys cited in its Offering prospectus. As such, the transaction was reflected as a capital transaction, which affected the consolidated paid-in capital of the Company.

         Stock Options

In July 1999, Toys granted options to purchase an aggregate 250,000 shares of common stock to certain of its directors, officers, and advisors. The options bear an exercise price of $4.24 per share, and a term of three years, and are not exercisable prior to November 19, 2000. As the Company and Toys utilize the provisions of APB 25 for stock options granted to employees, no compensation expense was recorded for 224,000 of these options, as the exercise price was estimated by management to approximate the fair value given the private sales of Toys shares immediately preceding such grants. However, 26,000 of the options were granted to a legal advisor for services related to the proposed Offering, and were valued by management at the estimated fair value of approximately $118,000, which amount was netted against the proceeds of the Offering credited to additional paid-in capital. As such, the compensation recorded for such shares had no net effect on Toys' or the Company's equity or results of operations.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999


11.      Equity Transactions (continued)

         Stock Options (continued)

         Concurrently, Toys granted an additional 450,000 incentive options to acquire shares of Toys common stock, which have an exercise period over nine years at an exercise price of three Euros per share. The exercise price in US dollars will depend on the conversion rate at the time in the future when the options are exercised. The exercise price was $3.06 as of September 22, 1999, the date of the option grant. As these options were granted subject to Toys meeting future performance criteria, no compensation expense has been recorded currently, as the compensation has not yet been earned. If Toys meets these performance targets in the future, the officers will therefore be entitled to the options, and Toys will record compensation expense on the measurement date. As Toys utilizes the provisions under APB 25, a compensation expense for each option will be recognized for the difference between the quoted market price and the exercise price on the measurement date.

         The performance parameters of these options are based on Toys' annual, audited, retail after-tax profit. Retail after-tax profit is defined as Toys' "overall operations," excluding its Internet operations. The retail profit criteria are for any fiscal year after the grant date. Once the first threshold of greater than $5 million is achieved, a retail profit of greater than $6.5 million will need to be earned in any subsequent year in order for the next options to become exercisable. The same circumstance is applicable to the next threshold level. These options expire nine years after the grant date. The actual performance criteria, and the parties to whom the incentive option were issued, are shown in the following table:

                                                                                                         Total
                                            Retail Profit      Retail Profit     Retail Profit          Options
                  Name                        $5 million        $6.5 million      $9 million          Achievable
------------------------------            ------------------  ---------------    --------------  ------------------

         Richard Brady                                75,000           75,000            75,000             225,000
         Harold Rashbaum                              45,000           45,000            45,000             135,000
         James Frakes                                 30,000           30,000            30,000              90,000
                                          ------------------  ---------------   ---------------  ------------------
                                                     150,000          150,000           150,000             450,000
                                          ==================  ===============   ===============  ==================


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



11.      Equity Transactions (continued)

         Warrants for Services

         In November 1999, in exchange for services rendered in connection with Toys' Offering, Toys issued a warrant to Value Management & Research (Espana), S.A. ("VMR Spain"), whereby VMR Spain may purchase up to 44,250 shares of Toys' common stock. VMR Spain may exercise its rights at any time, in whole or in part, during the period commencing May 23, 2000 and ending May 19, 2001. The purchase price under this warrant is
         8.50 Euros per share of Toys' common stock, which is proportionately reduced if Toys should subdivide its outstanding common stock into a greater number of common shares or declare a dividend, or make any other distribution of common stock of the Company payable in common stock. Conversely, the purchase price is proportionately increased if the common stock outstanding is combined into a smaller number of common shares.

         Toys' management valued the warrants granted to VMR Spain at approximately $598,000, based on the commission rate stipulated in the service agreement and the portion of shares sold in the Offering resulting from introductions made by VMR Spain. As the $598,000 was netted against the proceeds of the Offering and credited to additional paid-in capital, the compensation had no net effect on Toys' or the Company's equity or results of operations. No warrants have been exercised as of July 7, 2000.

         Also in November 1999, in exchange for services to be rendered, Toys issued a warrant to Value Relations IR Services GmbH & Co. KG ("VMR Germany"), whereby VMR Germany may purchase up to 200,000 shares of Toys' common stock. VMR Germany may exercise its rights, in whole or in part, at any time during the period commencing June 1, 2000 and ending May 31, 2001. The purchase price of this warrant is the same as the above-described warrant. The warrant is exercisable in 40,000-share increments, based upon the bid price of the common stock on the Frankfurt Stock Exchange, as defined within the warrant agreement. No warrants have been exercised through July 7, 2000.

         The warrants granted to VMR Germany are in exchange for service to be rendered for marketing and public relations. As of July 7, 2000, Toys' management is not aware of any services performed to date, and no compensation has been earned by VMR Germany and, accordingly, Toys has recorded no compensation. If and when services are performed, and the related compensation is earned, the fair value of the warrants or services provided will be determined and recorded at that time. No warrants have been exercised as of July 7, 2000.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



12.      Supplemental Cash Flow Information

         Cash paid for income taxes and interest was as follows:

                                                                                       Years Ended March 31,
                                                                                -----------------------------------
                                                                                     2000                1999
                                                                                ---------------    ----------------

         Interest paid                                                          $     1,152,988    $        809,601
                                                                                ===============    ================

         Income taxes                                                           $         5,000    $            850
                                                                                ===============    ================


         Non-cash investing and financing activities consisted of the following:

         The Company acquired leasehold improvements and equipment during the year ended March 31, 2000 and 1999, by entering into capital lease obligations for $861,104 and $849,429, respectively (Notes 3 and 5).

         Convertible debt and accrued interest of $684,660 and $1,533,333 was converted into 3,423,300 and 1,533,333 shares of Series E Stock during the year ended March 31, 2000 and 1999, respectively (Note 11).

         Common stock was issued in exchange for cash and inventory during the year ended March 31, 1999. The inventory acquired had a value of $365,000 (Note 11).

         For the years ended March 31, 2000 and 1999, non-cash dividends of $2,592,252 and $1,707,725, respectively, were recorded to amortize the discount recorded on Series E and Series F Stock resulting from the beneficial conversion features (Note 11).

         During the year ended March 31, 2000, shares of Series E Stock were converted into Common Stock, which was reflected as a $938,859 reclassification from Series E Stock to Common Stock (Note 11).

         Common Stock was issued to satisfy two obligations of the Company for an aggregate value $98,600 during the year ended March 31, 2000.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



13.      Restatement of Amounts Previously Reported

         The March 31, 1999 financial statements contain certain restatements of amounts previously reported. These restatements have previously been reflected in an amendment to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999.

         The restatements were the result of inquiries made by the staff of the SEC regarding the accounting treatment for transactions revolving around the Company's debt and equity securities, including grants of options/stock (Note 11), convertible debentures (Note 6), and convertible preferred stock (Note 11). As a result, the Company has restated several amounts, which are described below. The table below identifies significant changes to balances in the financial statements.

         The revision for the grant of options relates to the Company recognizing a prepaid expense for the fair value of options at the time it entered into two agreements to issue options, the related services for which were never performed. Therefore, the Company reversed the accounting for these transactions. See Items 1 and 4 below for the impact on the balance sheet and Item 2 below for the impact on the "Consolidated Statement of Operations and Comprehensive Net Income
         (Loss)." This reduction of "Other current assets" is less than the amount of the adjustment to additional paid-in capital in Item 4 because of the reversal of the amortization of the prepaid expense recorded during the year ended March 31, 1999.

         The revision for the Series E Stock was to record the issuance of shares to officers for which the Company did not previously recognize compensation expense during the year ending March 31, 1999. See Item 2 below for the impact on the balance sheet, and Item 1 below for the impact on the "Consolidated Statement of Operations and Comprehensive Net Income (Loss)."

         The revision in Item 3 below is to reflect accounting necessary for a beneficial conversion feature included in $650,000 of debentures convertible into shares of Series E Stock at a discount from the trading price of the Series E Stock.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



Restatement of Amounts Previously Reported (continued)

         The following is a summary of the impact of the restatements on the 1999 consolidated balance sheet.

1.       Reduction  of other  current  assets for options not
         ultimately  issued  (CRG for  $35,000  and Typhoon for
         $44,000,  net of amortization expense of $10,366)                                                 $   (68,634)
2.       Increase in Series E Stock for issuance of shares to
         officers (See Note 11 "Series E Stock Bonus")                                                          79,000
3.       Increase in additional paid-in capital for beneficial
         conversion feature of convertible debentures                                                          650,000
4.       Reduction in additional paid-in capital for the options
         never issued to CRG and Typhoon                                                                       (79,000)
5.       Additional net loss in accumulated deficit (from above items)                                         718,634

         The following is a summary of the impact of the restatements on the 1999 consolidated statement of operations and comprehensive net income
         (loss).

1.       Increase in operating expenses from recognition of
         compensation expense from issuance of Series E Stock to
         officers                                                                                          $    79,000
2.       Reduction in operating expenses from reversing
         amortization for options not ultimately issued                                                        (10,366)
3.       Additional effective non-cash interest expense
         attributable to the beneficial conversion feature
         of convertible debentures                                                                             650,000
                                                                                                           ------------
         Decrease in 1999 net income                                                                      $    718,634
                                                                                                           ============

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



Restatement of Amounts Previously Reported (continued)

         The  effects  on  the  Company's   previously   issued  1999  financial
         statements are summarized as follows:

                                                             Previously         Increase
                                                              Reported         (Decrease)        Restated
                                                           ---------------  ----------------  ---------------


     Consolidated Balance Sheet:
              Other current assets                         $     1,310,263  $        (68,634) $     1,241,629

                  Total assets                             $    21,150,392  $        (68,634) $    21,081,758
                                                           ===============  ================  ===============

              Series E Stock                               $     5,682,101  $         79,000  $     5,761,101
              Additional paid-in capital                        15,335,172           571,000       15,906,172
              Accumulated deficit                              (16,007,679)          718,634      (16,726,313)

                 Total liabilities and stockholders'
                    equity                                 $    21,150,392  $        (68,634) $    21,081,758
                                                           ===============  ================  ===============

         Consolidated Statement of Operations and
             Comprehensive Income (Loss):
              Operating expenses                           $    12,658,376  $         68,634  $    12,727,010
              Effective interest for beneficial
                 conversion feature                                      -           650,000          650,000

              Net income (loss) and comprehensive
                 net loss                                  $       140,868  $       (718,634) $      (577,766)
                                                           ===============  ================  ===============
              Net income (loss) applicable to
                 common shares                             $    (1,566,857) $       (718,634) $    (2,285,491)
                                                           ===============  ================  ===============
              Basic and diluted income (loss) per
                 common share and share
                 equivalents                               $         (.34)  $         (.16)   $         (.50)
                                                           ==============   ==============    ==============


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                          Notes To Financial Statements
                       Years Ended March 31, 2000 and 1999



14.      Subsequent Events

         Software Development for Toys Subsidiary

         In the fiscal year ended March 31, 2000, Toys entered into two purchase orders with a European software developer to create the underlying concept and the initial sample of a potential next-generation Internet portal for the Company. Cash payments under the purchase orders were made as the software development unfolded. In May 2000, as part of the consideration for this first phase of the software development, Toys granted 11,430 shares of Toys' common stock to the software developer.

         In June 2000, Toys entered into a memorandum of understanding with the software developer for ongoing development of the next-generation concept. This memorandum summarizes several key points of an ongoing business relationship: (a) the intellectual property belongs to Toys;
         (b) the software developer will invoice Toys as expenses are incurred, based on budgets that must be preapproved by Toys; (c) Toys will grant options for 200,000 shares of Toys' common stock that will vest pro-ratably over three years, 10 Euros per share, with an exercise price.

         President and Chief Operating Officer of Toys Subsidiary

         On June 18, 2000, Toys hired a new president and chief operating officer under a three-year employment agreement (the "Employment Agreement"). The Employment Agreement calls for a stock option grant of 225,000 of Toys' common stock at 85% of the fair market value of Toys' common stock on the date of the Employment Agreement. The option grant is for a 10-year period and vests as follows: (a) on or after the first anniversary date, up to 50,000 shares; (b) on or after the second anniversary date, an additional 75,000 shares; (c) on or after the third anniversary date, an additional 100,000 shares.