Form 10KSB/A
period 1999-03-31
PLAY CO TOYS & ENTERTAINMENT CORP
filed 2000-08-03
CIK 927643

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

         Calendar                                                             Series E (2)         Series E (2)
          Period                 Stock(1 Common)         Warrants (1)       Preferred Stock          Warrants
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

                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation                             Long-Term Compensation

                                                                                      Awards                       Payouts
                                                                                                Securities
                                                                                Restricted      Underlying             All Other
                                                                              Stock Award(s)     Options/     LTIP    Compen-sation
                                                                                    ($)            SARs       Payouts         ($)
Name and Principal          Year      Salary    Bonus(#) ($)  Other Annual
Position                                         (1)          Compen-sation
   Richard Brady
     President,  CEO,
    and Director            1999      124,500    --           8,579 (2)       --               --             --         --
                            1998      120,000    --           8,579 (2)       25,000(3)        --             --         --
                            1997      108,000    --           6,179 (2)       --               --             --         --

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's outstanding Common Stock as of July 12, 1999, by (i) each beneficial owner of 5% or more of the Company's Common Stock; (ii) each of the Company's executive officers, directors, and key employees; and (iii) all executive officers, directors, and key employees as a group:

------------------------------------------------------- ----------------------------------- ------------------------------------
                   Name and Address                              Number of Shares                 Percent of Common Stock
                 of Beneficial Owner                           Beneficially Owned1                 Beneficially Owned2,3
                 -------------------                           ------------------                  ------------------

------------------------------------------------------- ----------------------------------- ------------------------------------
Harold Rashbaum 4
c/o Play Co. Toys & Entertainment Corp.                                 --                                  --
550 Rancheros Drive
San Marcos, CA 92069
------------------------------------------------------- ----------------------------------- ------------------------------------

Richard Brady
c/o Play Co. Toys & Entertainment Corp.                               25,587                                 *
550 Rancheros Drive
San Marcos, CA 92069
------------------------------------------------------- ----------------------------------- ------------------------------------

James B. Frakes 5
c/o Play Co. Toys & Entertainment Corp.                               20,000                                --
550 Rancheros Drive
San Marcos, CA 92069
------------------------------------------------------- ----------------------------------- ------------------------------------
Moses Mika
c/o Play Co. Toys & Entertainment Corp.                                 --                                  --
550 Rancheros Drive
San Marcos, CA 92069
------------------------------------------------------- ----------------------------------- ------------------------------------
United Textiles & Toys Corp. 6
1410 Broadway, Suite 1602                                           2,489,910                              45.2%
New York, NY 10018
------------------------------------------------------- ----------------------------------- ------------------------------------
Breaking Waves, Inc. 4
112 West 34th Street                                                1,400,000                              25.4%
New York, New York  10120
------------------------------------------------------- ----------------------------------- ------------------------------------
Multimedia Concepts International, Inc.7
1410 Broadway, Suite 1602                                               --                                  --
New York, NY 10018
------------------------------------------------------- ----------------------------------- ------------------------------------
ABC Fund, Ltd.8
Riva Caccia                                                             --                                  --
Lugano, Switzerland CH-900
------------------------------------------------------- ----------------------------------- ------------------------------------
Europe American Capital Foundation ("EACF")9
Via Cantonale                                                           --                                  --
Lugano, Switzerland CH-900
------------------------------------------------------- ----------------------------------- ------------------------------------
Volcano Trading Limited10
Via Cantonale
Lugano, Switzerland CH-900
------------------------------------------------------- ----------------------------------- ------------------------------------

Officers and Directors as a Group                                     35,587                                 *
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

------------------- ------------------------------------------------------------------------------------------------
  1.1               Form of Underwriting Agreement. See (ii) above.
------------------- ------------------------------------------------------------------------------------------------
  3.1               Certificate of Incorporation of the Company dated June 15, 1995. See (i) above.
------------------- ------------------------------------------------------------------------------------------------
  3.2               Amendment to Certificate of Incorporation of the Company, filed July 2, 1997. See (ii) above).
------------------- ------------------------------------------------------------------------------------------------
  3.2(a)            Amendment to  Certificate  of  Incorporation  of the Company,  filed August 11, 1997.  See (ii)
                    above.
------------------- ------------------------------------------------------------------------------------------------
  3.2(b)*           Amendment to Certificate of Incorporation of the Company, filed May 9, 1996
------------------- ------------------------------------------------------------------------------------------------
  3.2(c)*           Amendment to Certificate of Incorporation of the Company, filed August 13, 1996
------------------- ------------------------------------------------------------------------------------------------
  3.2(d)*           Amendment to Certificate of Incorporation of the Company, filed March 24, 1997
------------------- ------------------------------------------------------------------------------------------------
  3.2(e)*           Amendment to Certificate of Incorporation of the Company, filed May 29, 1998
------------------- ------------------------------------------------------------------------------------------------
  3.2(f)*           Amendment to Certificate of Incorporation of the Company, filed May 12, 1999
------------------- ------------------------------------------------------------------------------------------------
  3.2(g)*           Amendment to Certificate of Incorporation of the Company, filed May 25, 1999
------------------- ------------------------------------------------------------------------------------------------
  3.3               By-Laws of the Company. See (i) above.
------------------- ------------------------------------------------------------------------------------------------
  4.1               Specimen Common Stock Certificate See (i) above).
------------------- ------------------------------------------------------------------------------------------------
  4.2               Specimen Series E Redeemable Purchase Warrant Certificate. See (ii) above
------------------- ------------------------------------------------------------------------------------------------
  4.3               Specimen Series E Preferred Stock Certificate. See (ii) above
------------------- ------------------------------------------------------------------------------------------------
  4.4               ESOP Plan See (i) above).
------------------- ------------------------------------------------------------------------------------------------
  4.5               Form of Warrant Agreement  between the Company,  the Underwriter and Continental Stock Transfer
                    & Trust Company. See (ii) above.
------------------- ------------------------------------------------------------------------------------------------
10.26               Lease Agreement for Store - Chula Vista. See (i) above.
------------------- ------------------------------------------------------------------------------------------------
10.27               Lease Agreement for Store - El Cajon. See (i) above.
------------------- ------------------------------------------------------------------------------------------------
10.29               Lease Agreement for Store - Simi Valley. See (i) above.
------------------- ------------------------------------------------------------------------------------------------
------------------- ------------------------------------------------------------------------------------------------
10.30               Lease Agreement for Store - Encinitas. See (i) above.
------------------- ------------------------------------------------------------------------------------------------
10.34               Lease Agreement for Store - Redlands. See (i) above.
------------------- ------------------------------------------------------------------------------------------------
10.35               Lease Agreement for Store - Rancho Cucamonga. See (i) above.
------------------- ------------------------------------------------------------------------------------------------
10.36               Lease Agreement for Store - Woodland Hills. See (i) above.
------------------- ------------------------------------------------------------------------------------------------
10.37               Lease Agreement for Warehouse - Executive Offices. See (i) above.
------------------- ------------------------------------------------------------------------------------------------
10.38               Lease Agreement for Store - Pasadena. See (i) above.
------------------- ------------------------------------------------------------------------------------------------
10.41               The Company Incentive Stock Option. Plan See (i) above.
------------------- ------------------------------------------------------------------------------------------------
10.44               Lease Agreement for Store - Corona Plaza. See (i) above.
------------------- ------------------------------------------------------------------------------------------------
10.50               Extension of Warehouse Lease. See (i) above.
------------------- ------------------------------------------------------------------------------------------------
10.75               Asset Purchase  Agreement for the purchase of Toys  International - (incorporated  by reference herein to exhibit  10.75 of the Company's  10-QSB for the period ended  December 31, 1996 filed with the Commission).
------------------- ------------------------------------------------------------------------------------------------
10.77               Lease Agreement for Store - Santa Clarita  International  (incorporated  by reference herein to exhibit  10.77 of the  Company's  10-KSB  for the year  ended  March 31,  1997,  filed with the
                    Commission).
------------------- ------------------------------------------------------------------------------------------------
10.78               Lease Agreement for Store - South Coast Plaza  International  (incorporated by reference herein to exhibit  10.78 of the  Company's  10-KSB for the year ended  March  31,1997,  filed with the
                    Commission).
------------------- ------------------------------------------------------------------------------------------------
10.79               Lease Agreement for Store - Century City  International  (incorporated  by reference  herein to exhibit  10.79 of the  Company's  10-KSB  for the year  ended  March 31,  1997,  filed with the
                    Commission).
------------------- ------------------------------------------------------------------------------------------------
10.80               Lease Agreement for Store - Crystal Court  International  (incorporated  by reference herein to exhibit  10.80 of the  Company's  10-KSB  for the year  ended  March 31,  1997,  filed with the
                    Commission).
------------------- ------------------------------------------------------------------------------------------------
10.81               Lease Agreement for Store - Orange County  (incorporated  by reference herein to exhibit (i) of the Company's  10-QSB/A-1 for the  period  ended  September  30,  1995  filed with the
                    Commission).
------------------- ------------------------------------------------------------------------------------------------
10.85               Lease Agreement for Store - Mission Viejo  (incorporated by reference herein to exhibit (iv) of the Company's 10-QSB for the period ended December 31, 1995).
------------------- ------------------------------------------------------------------------------------------------
10.86               Subscription  Agreement  between the Company and Volcano  Trading  Limited dated June 30, 1997.
                    (incorporated by reference herein to exhibit 10.86 to the Company's  Registration  Statement on
                    Form SB-2, Registration No. 333-32051.
------------------- ------------------------------------------------------------------------------------------------
10.87               Lease Agreement for Store - Clairemont  (incorporated  by reference  herein to exhibit 10.87 of the Company's 10-QSB/A-1 for the period ended September 30, 1997).
------------------- ------------------------------------------------------------------------------------------------
10.88               Lease Agreement for Store - Redondo Beach  (incorporated  by reference  herein to exhibit 10.88 of the Company's 10-QSB/A-1 for the period ended September 30, 1997).
------------------- ------------------------------------------------------------------------------------------------
10.89               Lease Agreement for Store - Arizona Mills  (incorporated  by reference  herein to exhibit 10.89 of the Company's 10-QSB/A-1 for the period ended September 30, 1997).
------------------- ------------------------------------------------------------------------------------------------
10.90               FINOVA Loan and Security  Agreement  (incorporated  by reference herein to exhibit 10.90 of the
                    Company's 10-QSB for the period ended December 31, 1997)
------------------- ------------------------------------------------------------------------------------------------
------------------- ------------------------------------------------------------------------------------------------
10.91               Schedule to Loan and Security  Agreement  (incorporated by reference herein to exhibit 10.91 of the Company's 10-QSB for the period ended Dec. 31, 1997).
------------------- ------------------------------------------------------------------------------------------------
10.92               Lease Agreement for Store - City Mills  (incorporated  by reference  herein to exhibit 10.92 of the Company's 10-KSB for the fiscal year ended March 31, 1998).
------------------- ------------------------------------------------------------------------------------------------
10.93               Lease  Agreement  for  Store -  Fashion  Outlet of Las Vegas
                    (incorporated  by reference  herein to exhibit  10.93 of the
                    Company's 10-KSB for the fiscal year ended March 31, 1998).
------------------- ------------------------------------------------------------------------------------------------
10.93(a)*           Fixture Financing Agreements
------------------- ------------------------------------------------------------------------------------------------
10.93(b)            Letter from Ilan Arbel, dated May 15, 1998, re: funding of Company's  operations  (incorporated by reference herein to exhibit  10.93(b) of the Company's  10-KSB/A-2 for the fiscal year ended
                    March 31, 1998).
------------------- ------------------------------------------------------------------------------------------------
10.94               Lease Agreement for  Store-Concord  Mills (Play Co. Toys)  (incorporated by reference herein to exhibit 10.94 of the Company's 10-QSB for the period ended June 30, 1998).
------------------- ------------------------------------------------------------------------------------------------
10.95               Lease  Agreement for  Store-Katy  Mills (Play Co. Toys)  (incorporated  by reference  herein to exhibit 10.95 of the Company's 10-QSB for the period ended June 30, 1998).
------------------- ------------------------------------------------------------------------------------------------
10.96               Lease Agreement for Store-Concord  Mills (Toy Co.) (incorporated by reference herein to exhibit
                    10.96 of the Company's 10-QSB for the period ended June 30, 1998).
------------------- ------------------------------------------------------------------------------------------------
10.97               Lease Agreement for Store-Katy  Mills (Toy Co.)  (incorporated  by reference  herein to exhibit
                    10.97 of the Company's 10-QSB for the period ended June 30, 1998).
------------------- ------------------------------------------------------------------------------------------------
10.98               Lease Agreement for Store-Ontario  Mills (Toy Co.) (incorporated by reference herein to exhibit
                    10.98 of the Company's 10-QSB for the period ended June 30, 1998).
------------------- ------------------------------------------------------------------------------------------------
10.99               Amendment No. 1 to Finova Loan Agreement  (incorporated by reference herein to exhibit 10.99 of the Company's 10-QSB for the period ended June 30, 1998).
------------------- ------------------------------------------------------------------------------------------------
10.100              Amendment No. 1 to Lease Agreement for Store-Rancho  Cucamonga (Play Co. Toys) (incorporated by reference herein to exhibit 10.100 of the Company's 10-QSB for the period ended June 30, 1998).
------------------- ------------------------------------------------------------------------------------------------
10.101              Company & Corporate Relations Group, Inc. Lead Generation/Corporate  Relations Agreement, dated
                    July 22, 1998  (incorporated  by reference herein to exhibit 10.101 of the Company's 10-QSB for the period ended June 30, 1998).
------------------- ------------------------------------------------------------------------------------------------
10.103              Promissory Note with Amir Overseas Capital Corp.  (dated  September 18, 1998)  (incorporated by reference  herein to exhibit 10.103 of the Company's  10-QSB for the period ended September 30, 1998).
------------------- ------------------------------------------------------------------------------------------------
10.104              Promissory  Note with Amir Overseas  Capital Corp.  (dated November 9, 1998)  (incorporated  by reference  herein to exhibit 10.104 of the Company's  10-QSB for the period ended September 30, 1998).
------------------- ------------------------------------------------------------------------------------------------
10.105              Lease Agreement for Store - Dallas  (incorporated  by reference herein to exhibit 10.105 of the
                    Company's 10-QSB/A-1 for the period ended September 30, 1998).
------------------- ------------------------------------------------------------------------------------------------
10.106              Lease Agreement for Store - Thousand Oaks  (incorporated  by reference herein to exhibit 10.106 of the Company's 10-QSB/A-1 for the period ended September 30, 1998).
------------------- ------------------------------------------------------------------------------------------------
10.107              Lease Agreement for Store - Detroit  (incorporated by reference herein to exhibit 10.107 of the
                    Company's 10-QSB/A-1 for the period ended September 30, 1998).
------------------- ------------------------------------------------------------------------------------------------
------------------- ------------------------------------------------------------------------------------------------
10.108              Lease  Agreement for Store - Chicago  (incorporated  by reference  herein to exhibit  10.108 of the Company's 10-QSB/A-1 for the period ended September 30, 1998).
------------------- ------------------------------------------------------------------------------------------------
10.109              Lease Agreement for Store - Orange County  (incorporated  by reference herein to exhibit 10.109 of the Company's 10-QSB/A-1 for the period ended September 30, 1998).
------------------- ------------------------------------------------------------------------------------------------
10.110              Phoenix  Leasing  Incorporated  Loan and Security  Agreement and Ancillary  Documents  (October
                    1998)  (incorporated by reference herein to exhibit 10.109 of the Company's  10-QSB/A-1 for the period ended September 30, 1998).
------------------- ------------------------------------------------------------------------------------------------
10.111              Agreement  by  and  between  the  Company  and  ZD  Group,  L.L.C.,  dated  November  11,  1998
                    (incorporated  by reference  herein to exhibit  10.111 of the  Company's  10-QSB for the period ended December 31, 1998).
------------------- ------------------------------------------------------------------------------------------------
10.112              Intercreditor  and Subordination  Agreement by and between ZD Group,  L.L.C. and FINOVA Capital
                    Corporation,  dated February 11, 1999  (incorporated  by reference  herein to exhibit 10.112 of the Company's 10-QSB for the period ended December 31, 1998).
------------------- ------------------------------------------------------------------------------------------------
10.113              5% Convertible  Secured  Subordinated  Debenture in favor of Frampton  Industries,  Ltd., dated
                    November 11, 1998  (incorporated  by reference herein to exhibit 10.113 of the Company's 10-QSB for the period ended December 31, 1998).
------------------- ------------------------------------------------------------------------------------------------
10.114              Subordinated  Security  Agreement  by and between the Company and  Frampton  Industries,  Ltd., dated November 11, 1998  (incorporated  by reference  herein to exhibit 10.114 of the Company's
                    10-QSB for the period ended December 31, 1998).
------------------- ------------------------------------------------------------------------------------------------
10.115              Intercreditor and Subordination  Agreement by and between Frampton Industries,  Ltd. and FINOVA
                    Capital  Corporation,  dated  February 11, 1999  (incorporated  by reference  herein to exhibit
                    10.115 of the Company's 10-QSB for the period ended December 31, 1998).
------------------- ------------------------------------------------------------------------------------------------
10.115(a)           Third  Amendment to Loan and Security  Agreement by and between the Company and FINOVA  Capital
                    Corporation,  dated December 1998 (incorporated by reference herein to exhibit 10.115(a) of the
                    Company's 10-QSB/A-1 for the period ended December 31, 1998).
------------------- ------------------------------------------------------------------------------------------------
10.116              Fourth  (initially  filed as "Third")  Amendment to Loan and Security  Agreement by and between the Company and FINOVA Capital  Corporation,  dated  February 11, 1999 (later renamed  "Fourth"
                    Amendment)  (incorporated by reference herein to exhibit 10.116 of the Company's 10-QSB for the period ended December 31, 1998).
------------------- ------------------------------------------------------------------------------------------------
------------------- ------------------------------------------------------------------------------------------------
10.117              Letter of Intent by and between the Company and Frampton  Industries,  Inc.,  dated  January 4,
                    1999  (incorporated  by  reference  herein to exhibit  10.117 of the  Company's  10-QSB for the period ended December 31, 1998).
------------------- ------------------------------------------------------------------------------------------------
10.118              Fifth  Amendment  to  Loan  and  Security  Agreement  by and
                    between the Company and FINOVA  Capital  Corporation,  dated
                    March  1999  (incorporated  by  reference  herein to exhibit
                    10.118 of the  Company's  10-QSB/A-1  for the  period  ended
                    December 31, 1998).
------------------- ------------------------------------------------------------------------------------------------
10.119              Typhoon Capital Consultants, LLC agreement dated February 1,
                    1999  (incorporated by reference herein to exhibit 10.118 of the Company's  10-QSB/A-1  for the period ended December 31,
                    1998).
------------------- ------------------------------------------------------------------------------------------------
10.120*             5% Convertible Secured  Subordinated  Debenture in favor of Europe American Capital Foundation, dated November 11, 1998.
------------------- ------------------------------------------------------------------------------------------------
10.121*             Amendment to Lease Agreement - Tutti Animali.
------------------- ------------------------------------------------------------------------------------------------
10.122*             Lease Agreement for Store - Aladdin.
------------------- ------------------------------------------------------------------------------------------------
10.123*             Lease Agreement for Store - Pier 39.
------------------- ------------------------------------------------------------------------------------------------
10.124*             Lease Agreement for Store - Opry Mills.
------------------- ------------------------------------------------------------------------------------------------
10.125*             Lease Agreement for Store - Mission Viejo.
------------------- ------------------------------------------------------------------------------------------------
10.126*             Fixture Financing Agreement with Premier Capital Corp., dated October 15, 1998.
------------------- ------------------------------------------------------------------------------------------------
10.127*             Lease Agreement for Store - Venetian.
------------------- ------------------------------------------------------------------------------------------------
10.128*             Lease Agreement for Store - Woodfield Mall.
------------------- ------------------------------------------------------------------------------------------------
10.129*             Amendment to Lease Agreement - Rancho Cucamonga.
------------------- ------------------------------------------------------------------------------------------------
10.130*             Promissory Notes - Full Moon Development, Inc.
------------------- ------------------------------------------------------------------------------------------------
21.01*              Subsidiaries.
------------------- ------------------------------------------------------------------------------------------------
27.01*              Financial Data Schedule.
------------------- ------------------------------------------------------------------------------------------------

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of ,2000.

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


/s/ Harold Rashbaum                 Chairman of the
Harold Rashbaum                     Board of Directors                          Date


/s/ Richard Brady                   Chief Executive Officer,
Richard Brady                       President, and Director                     Date


/s/ James Frakes                    Chief Financial Officer,
James Frakes                        Secretary, and Director                     Date


/s/ Moses Mika                      Director
Moses Mika                                                                      Date

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



                                                             HASKELL & WHITE LLP

Irvine, California
June 24, 1999, except for
   Notes 6, 11, and 14, which
   are as of April 10, 2000

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                                 Balance Sheets

                                 ASSETS (Note 4)

                                                                                             March 31,
                                                                                     1999
                                                                                   Restated
                                                                                  (Note 14 )             1998
                                                                                ---------------    ----------------
Current
     Cash                                                                       $       125,967    $        648,986
     Restricted certificates of deposit (Notes 2 and 4)                                 350,000             250,000
     Accounts receivable                                                                 98,276              78,594
     Merchandise inventories                                                         11,506,284           7,872,804
     Other current assets                                                             1,241,629             183,928
                                                                                ---------------    ----------------

                  Total current assets                                               13,322,156           9,034,312

Property and equipment, net of accumulated
     depreciation and amortization of $4,058,603 and
     $3,414,235, respectively (Note 3)                                                5,348,175           2,782,386

Restricted certificate of deposit (Notes 2 and 4)                                     2,000,000           2,000,000

Deposits and other assets (Note 4)                                                      411,427             323,189
                                                                                ---------------    ----------------

                                                                                $    21,081,758    $     14,139,887
                                                                                ===============    ================

                 See accompanying notes to financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                                 Balance Sheets

                      Liabilities and Stockholders' Equity

                                                                                             March 31,
                                                                                -----------------------------------
                                                                                     1999                1998
                                                                                   Restated            Restated
                                                                                   (Note 14)           (Note 11)
                                                                                ---------------    ----------------
Current
     Accounts payable                                                           $     5,611,442    $      3,505,230
     Accrued expenses and other liabilities                                             595,008             726,601
     Current portion of capital lease obligations (Note 5)                              227,197                   -
     Current portion of notes payable (Note 6)                                        1,125,000             350,000
                                                                                ---------------    ----------------

                  Total current liabilities                                           7,558,647           4,581,831

Borrowings under financing agreement (Note 4)                                         7,814,666           5,445,198

Capital lease obligations, net of current portion (Note 5)                              585,681                   -

Notes payable, net of current portion (Note 6)                                                -           1,500,000

Deferred rent liability (Note 9)                                                        126,769             110,351
                                                                                ---------------    ----------------

                  Total liabilities                                                  16,085,763          11,637,380
                                                                                ---------------    ----------------

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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

          Statements of Operations and Comprehensive Net Income (Loss)

                                                                                       Years Ended March 31,
                                                                                -----------------------------------
                                                                                     1999                1998
                                                                                   Restated            Restated
                                                                                   (Note 14)           (Note 11)
                                                                                ---------------    ----------------

Net sales                                                                       $    34,371,230    $     22,568,527

Cost of sales                                                                        19,590,784          13,689,599
                                                                                ---------------    ----------------

                  Gross profit                                                       14,780,446           8,878,928
                                                                                ---------------    ----------------

Operating expenses
     Operating expenses (Notes 9 and 10)                                             12,727,010           8,864,607
     Litigation related expenses (Note 7)                                                27,659             583,541
     Depreciation and amortization                                                      986,342             671,282
                                                                                ---------------    ----------------

                  Total operating expenses                                           13,741,011          10,119,430
                                                                                ---------------    ----------------

Operating income (loss)                                                               1,039,435          (1,240,502)
                                                                                ---------------    ----------------

Interest expense  (Note 4)
     Interest and finance charges                                                       855,074             617,119
     Amortization of debt issuance costs                                                109,977             196,849
     Effective non-cash interest for beneficial conversion feature (Note 6)             650,000                   -
                                                                                ---------------    ----------------

                  Total interest expense                                              1,615,051             813,968
                                                                                ---------------    ----------------

Net loss before income taxes                                                           (575,616)         (2,054,470)

Provision for income taxes (Note 8)                                                       2,150                   -
                                                                                ---------------    ----------------

Net loss                                                                               (577,766)         (2,054,470)

Other items of comprehensive income (loss)                                                    -                   -
                                                                                ---------------    ----------------

Comprehensive net loss                                                          $      (577,766)   $     (2,054,470)
                                                                                ===============    ================

Calculation of basic and diluted loss per share:

     Net loss                                                                   $      (577,766)   $     (2,054,470)

     Effects of non-cash dividends on convertible
        preferred stock (Note 11)                                                    (1,707,725)         (1,473,806)
                                                                                ---------------    ----------------

Net income (loss) applicable to common shares                                   $    (2,285,491)   $     (3,528,276)
                                                                                ===============    ================

Basic and diluted income (loss) per common share
     and share equivalents                                                      $          (.50)   $          (.86)
                                                                                ===============    ===============

Weighted average number of common shares and
     share equivalents outstanding                                                    4,590,642           4,098,971
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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                       Statements of Stockholders' Equity
                       Years Ended March 31, 1999 and 1998

                                                       Preferred Stock                                                    Additional
                                               ------------------------------
                                                          Series E                         Common Stock                     Paid-In
                                               ------------------------------     ---------------------------------
                                                  Shares            Amount            Shares            Amount              Capital
                                               -------------    -------------     ---------------    --------------    -------------

Balance, April 1, 1997                             2,500,570    $   2,500,570           4,083,519    $       40,835    $   9,374,177

Issuance of Common Stock for cash                          -                -              20,000               200              300
Issuance of Series E Preferred Stock
    for cash                                         950,000                -                   -                 -        1,200,000
Issuance of Series E warrants for cash                     _                _                   -                 -           50,000
Issuance of Series E Preferred
    Stock and warrants for cash,
    net of offering expenses                         750,000                -                   -                 -        2,303,441
Non-cash dividend to amortize
    discount on Series E (Note 11)                         -        1,473,806                   -                 -                -
Net loss for the year                                      -                -                   -                 -                -
                                               -------------    -------------     ---------------    --------------    -------------

Balance, March 31, 1998                            4,200,570        3,974,376           4,103,519            41,035       12,927,918

Conversion of debt and accrued
    interest to Series E Preferred Stock           1,533,333                -                   -                 -        1,533,333
Issuance of Series E Preferred Stock
    for cash                                         100,000                -                   -                 -          100,000
Issuance of Series E Preferred Stock to
    consultants                                            -                -                   -                 -           43,750
Issuance of Series E Preferred Stock to officers      50,000           79,000                   -                 -                -
Issuance of Common Stock for cash
    and inventories                                        -                -           1,400,000            14,000          651,000
Non-cash dividend to amortize discount
    on Series E (Note 11)                                  -        1,707,725                   -                 -                -
Beneficial conversion feature for
    convertible debentures (Note 6)                        -                -                   -                 -          650,000
Miscellaneous adjustments                                  -                -                   -                 -              171
Net loss for the year                                      -                -                   -                 -                -
                                               -------------    -------------     ---------------    --------------    -------------
Balance, March 31, 1999                            5,883,903    $   5,761,101           5,503,519    $       55,035    $  15,906,172
                                               =============    =============     ===============    ==============    =============

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                       Statements of Stockholders' Equity
                       Years Ended March 31, 1999 and 1998
                                    (con't)

                                                                           Total
                                                     Accumulated       Stockholders'
                                                       Deficit            Equity
                                               -----------------     -------------

Balance, April 1, 1997                         $   (10,912,546)     $   1,003,036

Issuance of Common Stock for cash                            -                500
Issuance of Series E Preferred Stock
    for cash                                                 -          1,200,000
Issuance of Series E warrants for cash                       -             50,000
Issuance of Series E Preferred
    Stock and warrants for cash,
    net of offering expenses                                 -          2,303,441
Non-cash dividend to amortize
    discount on Series E (Note 11)                  (1,473,806)                 -
Net loss for the year                               (2,054,470)        (2,054,470)
                                               ----------------      -------------

Balance, March 31, 1998                            (14,440,822)         2,502,507

Conversion of debt and accrued
    interest to Series E Preferred Stock                     -          1,533,333
Issuance of Series E Preferred Stock
    for cash                                                 -            100,000
Issuance of Series E Preferred Stock to
    consultants                                                            43,750
Issuance of Series E Preferred Stock to
    officers                                                 -             79,000
Issuance of Common Stock for cash
    and inventories                                          -            665,000
Non-cash dividend to amortize discount
    on Series E (Note 11)                          (1,707,725)                 -
Beneficial conversion feature for
    convertible debentures (Note 6)                          -            650,000
Miscellaneous adjustments                                    -                171
Net loss for the year                                (577,766)           (577,766)
                                               ---------------      -------------
Balance, March 31, 1999                        $  (16,726,313)      $   4,995,995
                                               ===============      =============


                 See accompanying notes to financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                       Statements of Cash Flows (Note 12)



                                                                                       Years Ended March 31,
                                                                                     1999
                                                                                   Restated
                                                                                   (Note 14)             1998
                                                                                ---------------    ----------------

Cash flows from operating activities:
     Net (loss)                                                                 $      (577,766)   $     (2,054,470)
     Adjustments to reconcile net income (loss) to net cash
       used for operating activities:
         Depreciation and amortization                                                  986,342             671,282
         Effective interest for beneficial conversion feature                           650,000                   -
         Stock compensation                                                              79,000                   -
         Loss on abandonment of assets                                                   (2,883)             45,255
         Amortization of debt issuance costs                                            109,977             196,849
         Deferred rent                                                                   16,418             (16,574)
     Increase (decrease) from changes in:
         Accounts receivable                                                            (19,682)            (18,388)
         Merchandise inventories                                                     (3,268,480)         (1,779,874)
         Other current assets                                                        (1,123,757)             63,385
         Deposits and other assets                                                      (88,238)           (195,241)
         Accounts payable                                                             2,106,212             381,379
         Accrued expenses and other liabilities                                         (98,260)            417,661
                                                                                ---------------    ----------------

                  Cash used for operating activities                                 (1,231,117)         (2,288,736)
                                                                                ---------------    ----------------

Cash flows from investing activities:
     Purchase of restricted certificates of deposit                                    (100,000)         (2,250,000)
     Purchases of property and equipment                                             (2,699,819)         (1,023,273)
                                                                                ---------------    ----------------

                  Cash used for investing activities                                 (2,799,819)         (3,273,273)
                                                                                ---------------    ----------------

                 See accompanying notes to financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

                 Statements of Cash Flows (Note 12) (continued)



                                                                                       Years Ended March 31,
                                                                                     1999
                                                                                   Restated
                                                                                   (Note 14)             1998
                                                                                ---------------    ----------------

Cash flows from financing activities:
     Change in bank overdraft                                                   $             -    $       (135,325)
     Borrowings under financing agreements                                           43,239,568          33,560,443
     Repayments under financing agreements                                          (40,870,100)        (32,554,120)
     Proceeds from notes payable                                                      2,700,000           1,750,000
     Repayment of notes payable                                                      (1,925,000)           (141,666)
     Repayments under capital leases                                                    (36,551)                  -
     Proceeds from issuance of common stock                                              14,000                 500
     Proceeds from issuance of preferred stock                                          386,000           3,390,450
     Proceeds from issuance of preferred stock warrants                                       -             162,991
                                                                                ---------------    ----------------

                  Cash provided by financing activities                               3,507,917           6,033,273
                                                                                ---------------    ----------------

Net (decrease) increase in cash                                                        (523,019)            471,264

Cash, beginning of year                                                                 648,986             177,722
                                                                                ---------------    ----------------

Cash, end of year $                                                             $       125,967    $        648,986
                                                                                ================   ================

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

         Business Organization and Revenue Recognition (continued)

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

         The  following  chart  graphically   depicts  the  Company's  ownership
         structure at March 31, 1999 for those entities under common control:

                       Europe American Capital Foundation
                 / /                   ||               \\
                / /                    \/                \\
Frampton Industries (100%) American Telecom PLC (80.0%)    ABC Fund, Ltd. (20%)
                                     (100%)
                                       ||
                                       \/
                                U.S. Stores Corp.
                                     (62.2%)
                                       ||
                                       \/
                     Multimedia Concepts International, Inc.
                                     (78.5%)
                                       ||
                                       \/
                          United Textiles & Toys Corp.
                                     (45.2%)
                                       ||  (60.1% through November 24, 1998)
                                       \/
                       Play Co. Toys & Entertainment Corp.

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


1.       Summary of Accounting Policies (continued)

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

                      PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)


1.       Summary of Accounting Policies (continued)

         Net Loss Per Share (continued)

         As of March 31, 1999 and 1998, potentially dilutive securities outstanding which were not included in the calculation of basic and diluted net loss per common share consist of the following:

                                                                                      Potential Common Shares
                                                                                             March 31,
                                                                                     1999                1998
                                                                                ---------------    ----------------
         Common shares issuable upon:
         Conversion of Series E Preferred Stock;  5,883,903 and 4,200,570 shares outstanding, respectively, each convertible into six shares of Common
         Stock, subject to holding periods.                                          35,303,418          25,203,420

         Exercise of 2,000,000 outstanding warrants to purchase 2,000,000 shares of convertible  Series E Preferred  Stock,  each share of Series E then convertible  into six  shares  of  Common  Stock,  subject  to  holding
         periods.                                                                    12,000,000          12,000,000

         Conversion of  debentures  (Note 6) into  6,500,000  shares of Series E
         Preferred  Stock,  each  share of  Series E then  convertible  into six shares  of Common  Stock,  subject  to  holding  periods.  Subsequently reduced to 19,500,000 upon amendment of debenture
         (Note 6).                                                                   39,000,000                   -

         Exercise of employee stock options                                              30,000              30,000
                                                                                ---------------    ----------------

                                                                                     86,333,418          37,233,420
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


1.       Summary of Accounting Policies (continued)

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

                      PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)



3.       Property and Equipment

         Property and equipment consisted of the following:

                                                                                             March 31,
                                                                                -----------------------------------
                                                                                     1999                1998
                                                                                ---------------    ----------------

         Furniture, fixtures and equipment                                      $     5,968,292    $      4,222,586
         Leasehold improvements                                                       2,763,711           1,551,760
         Signs                                                                          501,798             317,363
         Vehicles                                                                       104,912             104,912
         Construction in progress                                                        68,065                   -
                                                                                ---------------    ----------------
                                                                                      9,406,778           6,196,621

         Accumulated depreciation and amortization                                   (4,058,603)         (3,414,235)
                                                                                ---------------    ----------------

                                                                                $     5,348,175    $      2,782,386
                                                                                ===============    ================

         The following is a summary of property and equipment held under capital leases (Note 5) at March 31, 1999:

         Furniture and fixtures                                                                    $        849,429

         Less accumulated depreciation                                                                     (112,584)
                                                                                                   ----------------

                                                                                                   $        736,845
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


4.       Financing Agreement (continued)

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
                                                                                                   ================

6.       Notes Payable

                                                                                             March 31,
                                                                                -----------------------------------
                                                                                     1999                1998
                                                                                ---------------    ----------------
         Note payable to ABC, an affiliate (Note 1), bearing  interest at 5% per annum.  Converted  with  accrued  interest of $33,333,  into  1,533,333
         shares of Series E Preferred Stock (Note 11).                              $ -         $        1,500,000

         Note payable to BWI, an affiliate (Note 1), bearing interest at 15% per annum,  paid  in ten  monthly  installments  of  $25,000  plus  accrued interest through maturity on December 31, 1998. Note was subordinate to
         the FINOVA Financing (Note 4).                                               -                    250,000


                      PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)


6.       Notes Payable (continued)
                                                                                             March 31,
                                                                                -----------------------------------
                                                                                     1999                1998
                                                                                ---------------    ----------------
         Note payable to stockholder of Toys International non-interest bearing,
         guaranteed  by  UTTC,   an  affiliate   (Note  1),  paid  in  quarterly
         installments of $25,000 through its maturity on January 16, 1999.                    -             100,000

         Note payable to Shopnet, an affiliate (Note 1), bearing interest at 9% per annum, payable in monthly installments of $25,000 with an original maturity of June 15, 1999. Note has been verbally extended to an unspecified date. 75,000 -

         Note payable to Full Moon Development, Inc., an unaffiliated entity, bearing interest at 12%, payable in monthly installments of $50,000
         through maturity on July 30, 1999.                                             200,000                   -

         Note payable to Full Moon Development, Inc., an unaffiliated entity, bearing interest at 12%, payable in monthly installments of $66,667, except for the final installment which is due at maturity on June 30, 1999, twenty days
         after previous payment.                                                        200,000                   -

         Convertible  debenture to  Frampton,  an  affiliate  (Note 1),  bearing interest  at 5% per annum,  with  interest  only  payments  due monthly beginning March 1, 1999,  convertible to Series E Preferred  Stock, due at maturity on December
         31, 1999.                                                                      500,000                   -

         Convertible  debenture to EACF, an affiliate (Note 1), bearing interest at 5% per annum,  with  interest  only  payments due monthly  beginning
         March 1, 1999, convertible to Series E Preferred Stock, due at maturity
         on December 31, 1999.                                                          150,000                   -
                  Total notes payable                                                 1,125,000           1,850,000
                  Less current portion                                               (1,125,000)           (350,000)
                                                                                ---------------    ----------------
                  Long-term portion                                             $             -    $      1,500,000
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


6.       Notes Payable (continued)

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

8.       Income Taxes

         The components of the provision for income taxes are as follows:


                                                                                     1999                1998
                                                                                ---------------    ----------------

Current:
         Federal                                                                $             -    $              -
         State                                                                            2,150                   -
                                                                                ---------------    ----------------
               Total current                                                              2,150                   -
                                                                                ---------------    ----------------

Deferred:
         Federal                                                                         40,424             750,224
         State                                                                           45,726             156,280
                                                                                ---------------    ----------------

               Total deferred                                                            86,150             906,504
                                                                                ---------------    ----------------

               Valuation allowance                                                      (86,150)           (906,504)
                                                                                ---------------    ----------------

               Total provision for income taxes                                 $         2,150     $             -
                                                                                ===============     ===============

                      PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)


8.       Income Taxes (continued)

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred income tax assets and liabilities are as follows:

                                                                                             March 31,
                                                                                -----------------------------------
                                                                                     1999                1998
                                                                                ---------------    ----------------

         Inventories                                                            $      (329,264)   $       (227,696)
         AMT tax credits                                                                (23,260)            (23,260)
         Accrued expenses                                                                72,760             (19,779)
                                                                                ---------------    ----------------

                  Current portion of net deferred income
                      tax (assets) liabilities                                         (279,764)           (270,735)
                                                                                ---------------    ----------------

         Depreciation and amortization                                                 (211,108)            (28,388)
         Loss on disposal of assets                                                     127,043              25,926
         Net operating loss carryforwards                                            (3,471,124)         (3,652,294)
         Deferred rent liability                                                        (50,099)            (43,891)
         Income taxes                                                                       794                 508
         Amortization of stock options                                                 (200,520)           (202,049)
                                                                                ---------------    ----------------

                  Long-term portion of net deferred
                      income tax (assets) liabilities                                (3,805,014)         (3,900,188)
                                                                                ---------------    ----------------

         Total net deferred income tax (assets) liabilities                          (4,084,778)         (4,170,923)
                                                                                ---------------    ----------------

         Valuation allowance                                                          4,084,778           4,170,923
                                                                                ---------------    ----------------

                  Net deferred income taxes                                     $             -    $              -
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

                      PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)


8.       Income Taxes (continued)

         The reconciliation of income taxes computed at the federal statutory tax rate to income taxes at the effective income tax rate in the statements of operations is as follows:

                                                                                             March 31,
                                                                                -----------------------------------
                                                                                     1999                1998
                                                                                ---------------    ----------------

         Federal statutory income tax (benefit) rate                                   34.0%                (34.0)%
         Permanent adjustments                                                          4.4                     -
         State income taxes, net of federal benefit                                     1.5                   0.1
         Change in valuation allowance                                                (38.4)                 33.9
                                                                                ------------       --------------

                  Effective income tax rate                                             1.5%                   -%
                                                                                ============       ==============

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


9.       Commitments and Contingencies (continued)

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


10.      Related Party Transactions (continued)

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

                      PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)


11.      Equity Transactions

         Capital Structure

         The following summarizes the Company's capital structure as of March 31, 1999, as amended in April 1998, and the subsequent change thereto approved at the annual meeting of its shareholders on May 5, 1999 and effected May 12, 1999:

                                                                                   March 31,            May 12,
                                                                                     1999                1999
                                                                                ---------------    ----------------
                Common Stock

                Authorized shares of $.01 par value
                common stock                                                         51,000,000         160,000,000

                Preferred Stock

                Authorized 15,500,000 shares of preferred stock designated as:

                $1.00 par convertible Series E                                       10,000,000          25,000,000

                $.01 par convertible Series F                                         5,500,000           5,500,000

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


11.      Equity Transactions (continued)

         Capital Structure (continued)

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

                      PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)


11.      Equity Transactions (continued)

         EACC Options (continued)

         The fair value of the EACC options was determined by management based on its analyses of its available sources of and costs for funds from traditional and non-traditional lending sources. The option values were considered reasonable in light of the fees and commission costs the Company would have incurred to raise the $2,000,000 necessary to provide the letter of credit facility on its own behalf.

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


11.      Equity Transactions (continued)

         Issuance of Series E Stock (continued)

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


11.      Equity Transactions (continued)

         Issuance of Series E Stock (continued)

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


11.      Equity Transactions (continued)

         Issuance of Options (continued)

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

                      PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A Subsidiary of United Textiles & Toys Corp.)

11.      Equity Transactions (continued)

         Series E Stock Dividends Resulting from Beneficial Conversion Feature (continued)

         As a result of the application of Topic No. D-60, the Company has reclassified the initial proceeds of issuance of Series E Stock to additional paid-in capital and the resulting non-cash dividends which affect the accumulated deficit and the amount recorded as Series E Stock. The impact on the financial statements for the year ended March 31, 1998 is summarized as follows:

                                                                                          March 31, 1998
                                                                                ------------------------------------


                                                                                    As Reported        As Restated

         Series E Stock                                                            $  5,891,020       $   3,974,376
         Common Stock                                                                    41,035              41,035
         Additional paid-in capital                                                   6,675,398          12,927,918
         Accumulated deficit                                                        (10,104,946)        (14,440,822)
                                                                                ---------------    ----------------

         Total stockholders' equity                                                $  2,502,507        $  2,502,507
                                                                                ===============    =================
         Net loss for the year ended                                               $ (2,054,470)       $ (2,054,470)
         Effects of non-cash dividends                                                        -          (1,473,806)
                                                                                ---------------    ----------------

         Net loss applicable to common shares                                      $ (2,054,470)       $ (3,528,276)

         Basic and diluted loss per common share and share equivalent              $       (.50)       $       (.86)
                                                                                ===============    =================

12.      Supplemental Cash Flow Information

         Cash paid for income taxes and interest was as follows:

                                                                                       Years Ended March 31,
                                                                                -----------------------------------
                                                                                     1999                1998
                                                                                ---------------    ----------------

         Interest paid                                                          $       809,601    $        511,924
                                                                                ===============    ================

         Income taxes                                                           $           850    $            800
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


13.      Subsequent Events (continued)

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


13.      Subsequent Events (continued)

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

         The revision for the grant of options relates to the Company recognizing a prepaid expense for the fair value of options at the time it entered into two agreements to issue options, the related services for which were never performed. Therefore, the Company reversed the accounting for these transactions. See Items 1 and 4 below for the impact on the balance sheet and Item 2 below for the impact on the statement of operations and comprehensive net income (loss). This reduction of other current assets is less than the amount of the adjustment to additional paid-in capital in Item 4 because of the reversal of the amortization of the prepaid expense recorded during the year ended March 31, 1999.

         The revision for the Series E Preferred Stock was to record the issuance of shares to officers for which the Company did not previously recognize compensation expense during the year ending March 31, 1999. See Item 2 below for the impact on the balance sheet, and Item 1 below for the impact on the consolidated statement of operations and comprehensive net income (loss).

         The revision in Item 3 below is to reflect accounting necessary for a beneficial conversion feature included in $650,000 of debentures convertible into shares of Series E Preferred Stock at a discount from the trading price of the Series E Preferred Stock.

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

2.       Increase in Series E Preferred Stock for issuance of shares to officers
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

1.       Increase in operating expenses from recognition of compensation expense
         from  issuance of Series E Preferred  Stock to officers                       $        79,000

2.       Reduction in operating expenses from reversing amortization for options
         not ultimately issued                                                                 (10,366)

3.       Additional effective non-cash interest expense attributable to the
         beneficial conversion feature of convertible debentures                               650,000
                                                                                       ----------------

         Decrease in 1999 net income                                                   $       718,634
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
