Form 10QSB/A
period 1999-06-30
PLAY CO TOYS & ENTERTAINMENT CORP
filed 2000-08-03
CIK 927643

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-2
                                   (Mark One)

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
                                                                                    ============              ============

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                       CONDENSED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE NET LOSS
                                   (Unaudited)

                                                                                                Three Months Ended June 30,
                                                                                                 1999                       1998
                                                                                      Restated (Note 5)
                                                                                                                     -------------

Net sales                                                                                   $6,508,565                 $6,357,395
Cost of sales                                                                                3,763,214                  3,706,331
                                                                                             ---------                  ---------
            Gross profit                                                                     2,745,351                  2,651,064
                                                                                             ---------                  ---------

Operating expenses:
           Operating expenses                                                                3,753,528                  2,483,771
           Depreciation and amortization                                                       224,468                    188,417
                                                                                             ---------                  ---------
            Total operating expenses                                                         3,977,996                  2,672,188
                                                                                             ---------                  ---------

Operating loss                                                                              (1,232,645)                   (21,124)
                                                                                             ---------                  ---------

Interest expense:
           Interest and finance charges                                                         284,664                   138,452
           Amortization of debt issuance costs                                                   30,730                    27,200
            Effective non-cash interest expense from
            beneficial                                                                          650,000                         -
                                                                                             ---------                  ---------
                conversion feature
            Total interest expense                                                              965,394                   165,652
                                                                                             ---------                  ---------

Net loss before extraordinary gain                                                           (2,198,039)                 (186,776)

Extraordinary gain on modification of debt terms (Note 4)                                       650,000                         -
                                                                                             ---------                  ---------

Net loss                                                                                     (1,548,039)                 (186,776)

     Other comprehensive loss                                                                         -                         -
                                                                                             ---------                  ---------
Comprehensive net loss                                                                      $(1,548,039)                $(186,776)
                                                                                           ============                 =========

Calculation of Basic and Diluted Loss Per Share:
           Net loss                                                                          (1,548,039)                 (186,776)
           Effect of non-cash dividends on
           preferred stock                                                                     (585,116)                 (273,806)
                                                                                             ---------                  ---------

Net loss applicable to common shares                                                       $ (2,133,155)                $(460,582)
                                                                                           ============                 =========
Basic and diluted loss per common
   Share and share equivalents                                                                $   (0.39)                 $  (0.11)
                                                                                           ============                 =========

Weighted average number of  common
Shares and share equivalents
   outstanding                                                                                5,525,936                 4,103,525
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

Note 4.  Extraordinary Gain

In May 1999, the Company and these two creditors, EACF and Frampton, agreed to modify certain terms of their convertible debentures. The debentures originally contained a 50% discount factor to the market price of the Series E Preferred Stock. The amended debenture was changed to eliminate the discount based on the market price on the date of the original agreement. This changed the conversion price from $.10 per share to $.20 per share; i.e., for every $100,000 converted, the holder would receive only 500,000 shares instead of 1,000,000 as a result of the modification in terms. The Company had previously recognized a $650,000 non-cash effective interest expense for the year ended March 31, 1999. The Company has subsequently applied the provisions of EITF 96-19 to recognize this modification of debt terms as an extinguishment of debt since the modifications significantly changed the terms of the debt instrument. The extinguishment was recorded as an extraordinary gain of $650,000 was subsequently recognized in the quarter ended June 30, 1999. However, since the agreement was revised in May
1999, the revised agreement is treated as a new arrangement for accounting purposes. At the date of the amended agreement, the $.20 conversion price was substantially lower than the approximate $2.00 per share closing market price for the Series E Preferred Stock. As such, the modified agreement contains a beneficial conversion feature, the amount of which is limited to the proceeds of $650,000 under Topic D-60 of the EITF. Therefore, the Company also subsequently recognized $650,000 in non-cash effective interest expense for the beneficial conversion feature in the quarter ended June 30, 1999 since the revised agreement was treated as a new debt instrument.

Note 5.  Restatement of Amounts Previously Reported

The March 31, 1999 and June 30, 1999 financial statements contain certain restatements of amounts previously reported. The restatements were the result of inquiries made by the SEC regarding the accounting treatment for transactions revolving around the Company's debt and equity securities, including grants of options/stock, convertible debentures, and convertible preferred stock. As a result, the Company has restated several amounts, which are described below. The table below identifies significant changes to balances in the financial statements.

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

         The following is a summary of the impact of the restatements on the March 31, 1999 consolidated balance sheet.

1.       Reduction  of other  current  assets for options not  ultimately issued (CRG for $35,000 and Typhoon for  $44,000,  net of
         amortization expense of $10,366)                                                      $       (68,634)

2.       Increase in Series E Preferred Stock for issuance of shares to officers                        79,000

3.       Increase in additional paid-in capital for beneficial conversion feature
         of convertible debentures                                                                     650,000

4.       Reduction in additional paid-in capital for the options never issued to
         CRG and Typhoon                                                                               (79,000)

5.       Additional net loss in accumulated deficit (from above items)                                 718,634

         The following is a summary of the impact of the restatements on the March 31, 1999 consolidated statement of operations and comprehensive net income (loss).

1.       Increase in operating  expenses from  recognition  of  compensation
         expense from  issuance of Series E Preferred  Stock to  officers                      $        79,000

2.       Reduction in operating expenses from reversing amortization for options
         not ultimately issued                                                                         (10,366)

3.       Additional effective non-cash interest expense attributable to the
         beneficial conversion feature of convertible debentures                                       650,000
                                                                                               ---------------
              Decrease in March 31, 1999 net income                                            $       718,634
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

Balance Sheet
1.       Reduction of other current assets for options not ultimately issued,
         net of previously recorded amortization                                             $              (67,072)

2.       Increase in Series E Preferred Stock for issuance of shares                                         79,000

3.       Increase in additional paid-in capital for beneficial conversion feature
         of convertible debentures                                                                          650,000

4.       Reduction in additional  paid-in capital for  extraordinary  gain from modification of debt terms,  which was considered a debt extinguishment
         from significant modification in the terms under EITF 96-19.                                      (650,000)

5.       Increase in additional paid-in capital for beneficial  conversion feature of revised convertible  debentures treated as new debt instruments
         (Note 4)                                                                                           650,000

6.       Reduction in additional paid-in capital for cancellation of options                                (79,000)

7.       Increase in Series F Preferred  Stock to reflect change in  amortization period for  beneficial  conversion  feature.  The  amortization for the dividend associated with the beneficial conversion feature of the securities was initially to be recognized over the two-year hold period.
         The amortization  period  was  changed  to seven  months to  correspond to the expected timeframe to bring the Series F Stock registration statement effective, since this is the first instance when the Series F Stock is
         able to be converted.                                                                               44,643

8.       Additional  net  loss  and  non-cash  dividend  in  accumulated  deficit.
         The increase in the accumulated deficit is attributable to a cumulative increase of $718,634 for the year ended March 31, 1999 (see previous table  outlining  changes in the March 31, 1999 balance  sheet),  less
         $1,562 in operating  expenses  attributed to the reversal of amortization expense of prepaid stock options that were not issued,  plus an additional non-cash dividend of $44,643  related  to  the  change  in  the amortization  period  of  the  beneficial conversion feature, as noted
         in 7. above.                                                                                       761,715

9.       Net reduction in stockholders' equity                                                              (67,072)

Note 5.           Restatement of Amounts Previously Reported (continued)

Statement of Operations and Comprehensive Net Income (Loss)

1.       Net decrease in operating expenses from reversal of amortization of
         stock options not issued                                                                  $        (1,562)

2.       Additional  effective non-cash interest expense  attributable to the beneficial  conversion feature of revised  convertible debentures
         treated as new debt instruments (Note 4)                                                          650,000

3.       Extraordinary gain from modification of debt terms, since such modifications were significant to be considered a debt extinguishment
         under EITF 96-19                                                                                  650,000

         Decrease in net loss for the three months ending June 30, 1999                            $        (1,562)
                                                                                                   ================

The effects on the Company's previously submitted June 30, 1999 financial statements are summarized as follows.

                                                             Previously         Increase
                                                              Reported         (Decrease)        Restated
                                                           ---------------  ----------------  ---------------
Consolidated balance sheet:
       Other current assets                                $     1,387,622  $        (67,072) $     1,320,550

           Total assets                                    $    22,665,095  $        (67,072) $    22,598,023
                                                           ===============  ================  ===============

       Series E convertible preferred stock                $     6,160,074  $         79,000  $     6,239,074
       Additional paid-in capital                               16,048,319           571,000       16,619,319

          Total liabilities and stockholders' equity       $    22,665,095  $        (67,072) $    22,598,023
                                                           ===============  ================  ===============

Consolidated statement of operations and comprehensive loss:
       Operating expenses                                  $     3,755,090  $         (1,562) $     3,753,528
       Effective interest for beneficial
         conversion feature                                              -           650,000          650,000
       Extraordinary gain on extinguishment
          of debt                                                        -           650,000          650,000

       Net income(loss)                                    $    (1,549,601) $          1,562  $    (1,548,039)
                                                           ===============  ================  ===============

       Non-cash dividends on preferred stock                      (540,473)           44,643         (585,116)
       Net income(loss) applicable to
         common shares                                     $    (2,090,074) $         43,081  $    (2,133,155)
                                                           ===============  ================  ===============
       Basic and diluted income(loss) per
         common share and share equivalents                $         (.39)  $              -  $         (.39)
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

Interest expense totaled $965,394 for the three months ended June 30, 1999. This represented a $799,742, or 482.8%, increase from interest expense of $165,652 for the three months ended June 30, 1999. The primary reason for the increased level of interest expense was the recognition of $650,000 in non-cash effective interest expense, which was allocable to the proceeds of the beneficial conversion feature of the amended Frampton and EACF convertible debentures during the three months ended June 30, 1999, which were treated as new debt instruments due to the significant changes in the terms. The effective interest expense represents a non-cash item that is effectively offset dollar for dollar in stockholders' equity by an increase in additional paid-in capital.

The Company also recorded an extraordinary gain of $650,000 as the result of the modification of terms for the Frampton and EACF convertible debentures, since the modification was treated as an extinguishment of debt under EITF 96-19.

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

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this day of 2000.

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