Form 10QSB/A
period 1999-09-30
PLAY CO TOYS & ENTERTAINMENT CORP
filed 2000-08-03
CIK 927643

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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.

                                TABLE OF CONTENTS

PART I.                                             FINANCIAL INFORMATION                                       Page Number

Item 1.             FINANCIAL STATEMENTS

                    Condensed consolidated balance sheets as of  September 30, 1999                                       3
                    and March 31, 1999.

                    Condensed consolidated statements of operations and comprehensive net loss for three
                    months and six months ended September 30, 1999 and 1998.                                              4

                    Condensed consolidated statements of cash flows for the six months ended September
                    30, 1999 and 1998.                                                                                    5

                    Notes to condensed consolidated financial statements                                               6-14

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS
                                                                                                                      15-24
PART II.                                              OTHER INFORMATION


Item 1.             LEGAL PROCEEDINGS                                                                                    25

Item 2.             CHANGES IN SECURITIES AND USE OF PROCEEDS                                                            25

Item 3.             DEFAULTS UPON SENIOR SECURITIES                                                                      25

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                  25

Item 5.             OTHER INFORMATION                                                                                    25

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K                                                                     25

                    Signatures                                                                                           26

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
                                                                                             ============               ============

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                                      September 30, 1999        March 31, 1999
                                                                                      Restated (Note 5)        Restated (Note 5)
                                                                                          (unaudited)
                                                                                       ------------------       -----------------
Current
          Accounts payable                                                                   $  9,705,643             $ 5,611,442
          Accrued expenses and other liabilities                                                  260,709                 595,008
          Current portion of notes payable and capital leases                                     864,429               1,352,197
          Borrowings under financing agreement                                                 10,725,774                       -
                                                                                                ---------               ---------
                Total current liabilities                                                      21,556,555               7,558,647

Borrowings under financing agreement                                                                    -               7,814,666
Notes payable and capital leases, net of current portion                                        1,000,637                 585,681
Deferred rent liability                                                                                                   126,769
                                                                                                ---------               ---------
                                                                                                  130,881
                        Total liabilities                                                      22,688,073              16,085,763
                                                                                                ---------               ---------

Minority interest in subsidiary                                                                 1,612,976                       -
                                                                                                ---------               ---------

Stockholders' equity:
          Convertible series E preferred stock, $1 par, 25,000,000 shares
            authorized: 5,908,903 shares outstanding                                            6,717,047              5,761,101
          Convertible series F preferred stock, $0.01 par,
            5,500,000 shares authorized; 750,000 and 0
            shares outstanding, respectively                                                      428,571                      -
          Common stock, $.01 par value, 160,000,000 shares authorized;
            5,548,852 and 5,503,519 shares outstanding, respectively                               55,488                 55,035
          Additional paid-in-capital                                                           18,531,428             15,906,172
          Accumulated deficit                                                                                        (16,726,313)
                                                                                                ---------               ---------
                                                                                              (20,613,814)
                                           Total stockholders' equity                                                  4,995,995
                                                                                                ---------               ---------
                                                                                                5,118,720
                                                                                             $ 29,419,769            $21,081,758
                                                                                             ============            ===========

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE NET LOSS
                                   (Unaudited)

                                                       Three Months Ended September 30,               Six Months Ended September 30,
                                                        Restated (Note 5)                          Restated (Note 5)
                                                                1999                  1998               1999                1998
                                                                -----                 ------             -----               ----

Net sales                                                     $6,867,119           $6,098,315         $13,375,684        $12,455,710

Cost of Sales                                                  3,600,901            3,414,054           7,364,115          7,120,385
                                                               ---------            ---------           ---------          ---------

                              Gross profit                     3,266,218            2,684,261           6,011,569          5,335,325
                                                               ---------            ---------           ---------          ---------

Operating expenses:
                Operating expenses                             3,788,706            2,610,120           7,542,234          5,093,891
                Depreciation and amortization                    228,514              193,794             452,982            382,211
                                                                ---------            ---------           ---------         ---------

                             Total operating expenses          4,017,220            2,803,914           7,995,216          5,476,102
                                                               ---------            ---------           ---------          ---------

Operating loss                                                  (751,002)           (119,653)          (1,983,647)         (140,777)
                                                               ---------            ---------           ---------          ---------

Interest expense:
                Interest and finance charges                     300,016              156,860             584,680            295,312
                Amortization of debt issuance costs               47,424               27,202              78,154             54,402
                Effective non-cash interest expense
                from beneficial conversion feature                     -                    -             650,000                  -
                                                               ---------            ---------           ---------          ---------
                             Total interest expense              347,440              184,062           1,312,834            349,714
                                                               ---------            ---------           ---------          ---------

Minority interest in loss of consolidated subsidiary             143,497                    -             143,497
                                                               ---------            ---------           ---------          ---------


Net loss before extraordinary gain                              (954,945)           (303,715)          (3,152,984)         (490,491)

Extraordinary gain on modification of debt terms                       -                    -             650,000                  -
                                                               ---------            ---------           ---------          ---------
 Net loss                                                       (954,945)           (303,715)          (2,502,984)         (490,491)

Other comprehensive income (loss)                                      -                    -                   -                  -
                                                               ---------            ---------           ---------          ---------

Comprehensive net loss                                        $ (954,945)         $ (303,715)        $ (2,502,984)       $ (490,491)
                                                              ===========         ===========        =============       ===========

Calculation of basic and diluted loss per share:
    Net loss                                                  $ (954,945)         $ (303,715)        $ (2,502,984)       $ (490,491)
    Effects of non-cash dividends on convertible
       preferred stock                                          (799,402)         (1,200,000)          (1,384,517)       (1,200,000)
                                                               ---------            ---------           ---------         ---------
     Net loss applicable to common  shares                  $ (1,754,347)       $ (1,503,715)        $ (3,887,501)      $(1,690,491)
                                                              ===========         ===========        =============       ===========
    Basic and diluted loss per common share
                and share equivalents                          $   (0.32)          $   (0.37)        $   (0.70)           $   (0.41)
                                                              ===========         ===========        =============       ===========

    Weighted average number of common shares
         and share equivalents outstanding                      5,548,852           4,103,525           5,537,457          4,103,525
                                                              ===========         ===========        =============       ===========

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

Note 3.  Sale of Shares in Subsidiary (continued)

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

Concurrently, the Company granted an additional 450,000 incentive options to acquire shares of Toys common stock which have an exercise period over nine years at an exercise price of 3 Euro per share. The exercise price in US dollars will depend on the conversion rate at the time in the future when the options are exercised. As of September 22, 1999, the date of the option grant, the exercise price was $3.06. As these options were granted subject to Toys meeting future performance criteria, no compensation expense has been recorded currently as the compensation has not yet been earned. If the Company meets these performance targets in the future, the officers will therefore be entitled to the options, and the Company will record compensation expense on the measurement date. As the Company utilizes the provisions under APB25, a compensation expense for each option will be recognized for the difference between the quoted market price and the exercise price on the measurement date.

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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


Note 3.  Sale of Shares in Subsidiary (continued)

                                                     Shares Exercisable

                           Retail Profit       Retail Profit       Retail Profit               Total
         Name               >$5 million        >$6.5 million        >$9 million         Options Achievable
----------------------   -----------------  ------------------  ------------------  --------------------------

Richard Brady                       75,000              75,000              75,000               225,000

Harold Rashbaum                     45,000              45,000              45,000               135,000

James Frakes                        30,000              30,000              30,000                90,000
                         -----------------  ------------------  ------------------  --------------------

                                   150,000             150,000             150,000               450,000
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



Note 5.  Restatement of Amounts Previously Reported (continued)

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

1.       Increase in operating expenses from recognition of compensation expense
         from issuance of Series E Preferred Stock to officers                                       $  79,000

2.       Reduction in operating expenses from reversing amortization for options
         not ultimately issued                                                                         (10,366)

3.       Additional effective non-cash interest expense attributable to the
         beneficial conversion feature of convertible debentures                                       650,000

              Decrease in March 31, 1999 net income                                            $       718,634
                                                                                               ===============

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


Note 5.  Restatement of Amounts Previously Reported (continued)

The following is a summary of the impact of the restatements on the September 30, 1999 consolidated financial statements which include the cumulative effects of the restatements made to the March 31, 1999 financial statements as detailed above.

Balance Sheet
1.       Reduction of other current assets for options not ultimately issued,
         net of previously recorded amortization                                                       $    (65,510)

2.       Increase in Series E Preferred Stock for issuance of shares                                         79,000

3.       Increase in additional paid-in capital for beneficial conversion feature
         of convertible debentures                                                                          650,000

4.       Reduction in additional  paid-in capital for  extraordinary  gain from modification of debt terms,  which was considered a debt extinguishment
         from significant modification in terms under EITF 96-19                                           (650,000)

5.       Increase in additional paid-in capital for beneficial conversion feature
         of revised convertible debentures treated as new debt instruments                                  650,000

6.       Reduction in additional paid-in capital for cancellation of options                                (79,000)

7.       Additional net loss in accumulated  deficit.  The increase in accumulated deficit is attributable to a cumulative increase of $718,634 for the year ended March 31, 1999, (see previous table outlining  changes  to the March
         31, 1999 balance sheet), less $3,124 in operating  expenses  attributed to the reversal of amortization expense of prepaid stock options that were
         not issued.                                                                                        715,510

8.       Net reduction in stockholders' equity                                                              (65,510)


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


Note 5.  Restatement of Amounts Previously Reported (continued)

Statement of Operations and Comprehensive Net Income (Loss)

For the three months ended September 30, 1999:
1.       Decrease in operating expenses from reversal of amortization of stock
         options not issued                                                                     $        (1,562)

For the six months ended September 30, 1999:

1.       Decrease in operating expenses from reversal of amortization of stock
         options not issued                                                                     $        (3,124)
2.       Additional  effective non-cash interest expense  attributable to the beneficial  conversion feature of revised  convertible debentures
         treated as new debt instruments                                                                650,000
3.       Extraordinary  gain from modification of debt terms,  since such modifications were significant to be considered as a debt
         extinguishment under EITF 96-19                                                        $      (650,000)
                                                                                                -------------------

              Decrease in net loss for the six-months ended    September 30, 1999               $        (3,124)
                                                                                                ===================

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


Note 5.  Restatement of Amounts Previously Reported (continued)

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

At September 30, 1999, the Company's operations were significantly influenced by United Textiles & Toys Corp. ("UTTC") and Breaking Waves, Inc. ("Breaking Waves") which owned 43.9% and 22.9%, respectively, of the then issued and outstanding shares of the Company's Common Stock (then totaling 5,548,857). By virtue of Breaking Wave's status as a wholly-owned subsidiary of Shopnet.com, Inc. ("Shopnet"), a Delaware public company, Shopnet may be deemed the beneficial owner of the shares of Common Stock owned by Breaking Waves.

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