Form 10QSB/A
period 1999-12-31
PLAY CO TOYS & ENTERTAINMENT CORP
filed 2000-08-03
CIK 927643

**U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                                       N/A
           ----------------------------------------------------- ----
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)

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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.

                                TABLE OF CONTENTS

     PART I.                                        FINANCIAL INFORMATION                                       Page Number

Item 1.             FINANCIAL STATEMENTS

                    Condensed consolidated balance sheets as of  December 31, 1999                                        3
                    (unaudited) and March 31, 1999.

                    Condensed consolidated statements of operations and comprehensive net loss for three
                    months and nine months ended December 31, 1999 and 1998 (unaudited).                                  4

                    Condensed consolidated statements of cash flows for the nine months ended December
                    30, 1999 and 1998 (unaudited).                                                                        5

                    Notes to condensed consolidated financial statements                                               6-13

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS
                                                                                                                      14-23
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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                       December 31, 1999             March 31, 1999
                                                                                       Restated (Note 8)           Restated (Note 8)
                                                                                           (unaudited)
                                                                                       --------------------        -----------------
Current
           Cash                                                                               $ 12,295,195             $  125,967
           Accounts receivable                                                                     985,422                 98,276
           Notes receivable - affiliates                                                           650,000                      -
           Merchandise inventories                                                              14,175,841             11,506,284
           Other current assets                                                                    582,759              1,591,629
                                                                                                ----------             ----------

                                           Total current assets                                 28,689,217             13,322,156
Property and Equipment,         net of accumulated
           depreciation and amortization of $4,832,093                                           7,312,257              5,348,175
           and $4,058,603, respectively
Deposits and other assets                                                                        4,447,490              2,411,427
                                                                                                ----------             ----------

                                                                                             $  40,448,964           $ 21,081,758
                                                                                           ===============           ============

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
                                                                                             ===========            ============

            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE NET LOSS
                                   (Unaudited)

                                                         Three Months Ended December 31,          Nine Months Ended December 31,
                                                              1999                   1998               1999                1998
                                                              ----                   ----               ----                ----

Net sales                                                    $17,315,824         $ 14,715,952         $30,691,508       $ 27,171,662

Cost of Sales                                                 10,006,720            8,545,336          17,370,835         15,665,721
                                                              ----------         ------------          ----------         ----------
                              Gross profit                     7,309,104            6,170,616          13,320,673         11,505,941
                                                              ----------         ------------          ----------         ----------
Operating expenses:
                Operating expenses                             6,016,423            4,049,888          13,742,120          9,115,002
                Litigation settlement expense                    183,464                2,227             270,206             31,004
                Depreciation and amortization                    320,508              324,975             773,490            707,186
                                                              ----------         ------------          ----------         ----------

                             Total operating expenses          6,520,395            4,377,090          14,785,816          9,853,192
                                                              ----------         ------------          ----------         ----------

Operating profit (loss)                                          788,709            1,793,526          (1,465,143)         1,652,749
                                                              ----------         ------------          ----------         ----------

Interest expense:
                Interest and finance charges                     307,870              221,860             823,200            517,172
                Amortization of debt issuance costs               58,097               73,032             174,889            127,434
                Effective non-cash interest expense
                from beneficial conversion feature                     -                    -             650,000                  -
                                                              ----------         ------------          ----------         ----------
                             Total interest expense              365,967              294,892           1,648,089            644,606
                                                              ----------         ------------          ----------         ----------
Profit (loss) before minority interest in
consolidated subsidiary                                          422,742            1,498,634          (3,113,232)         1,008,143

Minority interest (income) in loss of consolidated
subsidiary                                                      (608,478)                   -            (464,981)                 -
                                                              ----------         ------------          ----------         ----------
Net income (loss) before extraordinary gain                     (185,736)           1,498,634          (3,578,213)         1,008,143

Extraordinary gain on modification of debt terms                       -                    -             650,000                  -
                                                              ----------         ------------          ----------         ----------
Net income (loss)                                               (185,736)           1,498,634          (2,928,213)         1,008,143

Other comprehensive income (loss)                                      -                    -                   -                  -
                                                              ----------         ------------          ----------         ----------
Comprehensive net income (loss)                             $   (185,736)         $ 1,498,634         $(2,928,213)       $ 1,008,143
                                                              ==========         ============          ==========         ==========

Calculation of basic and diluted loss per share:
    Net income (loss)                                         $ (185,736)          $1,498,634         $(2,928,213)       $ 1,008,143
    Effects of non-cash dividends on convertible
       Preferred stock                                          (799,402)            (477,973)         (2,183,919)       (1,229,752)
                                                              ----------         ------------          ----------         ----------
     Net income (loss) applicable to common shares
                                                              $ (985,138)          $1,020,661         $(5,112,132)       $ (221,609)
                                                              ==========         ============          ==========         ==========
    Basic and diluted income (loss) per common
share and share equivalents                                    $   (0.18)            $   0.22           $   (0.92)       $    (0.05)
                                                              ==========         ============          ==========         ==========
    Weighted average number of common shares
        and share equivalents outstanding                      5,548,852            4,666,562           5,541,076          4,291,883
                                                              ==========         ============          ==========         ==========

            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Nine-months Ended December 31,
                                                                             Restated (Note 8)
                                                                                    1999                    1998
                                                                                --------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                         $(2,928,213)           $ 1,008,143
        Adjustments used to reconcile net income (loss)
        to net cash used in operating activities:

             Depreciation and amortization                                            773,490                707,186
             Minority interest in net income (loss) of                                464,981                      -
             subsidiary
             Deferred rent                                                              8,291                  4,552
             Stock compensation                                                             -                 32,814
             Amortization of debt issuance costs                                      105,521                127,434
             Extraordinary gain                                                      (650,000)                     -
             Effective interest expense for
             beneficial conversion                                                    650,000                      -
        Increase (decrease) from changes in:
                        Accounts receivable                                          (887,146)               (32,140)
                        Merchandise inventories                                    (2,669,557)            (2,951,966)
                        Other current assets                                        1,627,026             (1,302,841)
                        Deposits and other assets                                  (4,036,063)              (213,123)
                        Accounts payable                                            2,291,178              1,713,009
                        Accrued expenses and other liabilities                        839,009                 54,770
                                                                                   -----------            -----------


                        Net cash used by operating activities                      (4,411,483)              (852,162)
                                                                                   -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                        (1,931,206)            (1,497,673)
        Issuance of notes receivable to affiliates                                   (650,000)                      -
                                                                                   -----------            -----------

                       Net cash used by investing activities                       (2,581,206)           (1,497,673)
                                                                                   -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of preferred and common stock                        25,560,792               706,148
        Borrowings under financing agreement                                        27,061,000            33,321,000
        Repayments under financing agreement                                       (34,821,496)          (31,012,017)
        Borrowings under notes payable                                                      -              1,550,000
        Reclassification of restricted cash                                         2,000,000                      -
        Repayments under notes payable and capital leases                            (638,379)            (1,644,293)
                                                                                   -----------            -----------

                        Net cash provided by financing activities                  19,161,917              2,920,838
                                                                                   -----------            -----------

Net increase in cash                                                               12,169,228                571,003

Cash at beginning of period                                                           125,967                648,986
                                                                                   -----------            -----------


Cash at end of period                                                            $ 12,295,195            $ 1,219,989
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

Note 4.                  Sale of Shares in Subsidiary (continued)

                                                     Shares Exercisable

                         Retail Profit         Retail Profit       Retail Profit               Total
Name                     >$5 million           >$6.5 million        >$9 million         Options Achievable
-----------           --------------------  ------------------  ------------------  --------------------------
Richard Brady                       75,000              75,000              75,000               225,000

Harold Rashbaum                     45,000              45,000              45,000               135,000

James Frakes                        30,000              30,000              30,000                90,000
                      --------------------  ------------------  ------------------  --------------------

                                   150,000             150,000             150,000               450,000
                      ====================  ==================  ==================  ====================

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

Balance Sheet

1.       Reduction  of other  current  assets for options not ultimately issued,
         net of previously recorded amortization                                                          $ (63,947)

2.       Increase in Series E Preferred Stock for issuance of shares                                         79,000

3.       Increase in additional paid-in capital for beneficial conversion feature
         of convertible debentures                                                                          650,000

4.       Reduction in additional  paid-in capital for  extraordinary  gain from modification of debt terms,  which was considered a debt extinguishment
         from significant modification in terms under EITF 96-19                                           (650,000)

5.       Increase  in  additional  paid-in  capital  for  beneficial  conversion
         feature of revised convertible debentures treated as new debt instruments                          650,000

6.       Reduction in additional paid-in capital for cancellation of options                                (79,000)

7.       Additional net loss in accumulated  deficit.  The increase in the accumulated deficit is attributable to a cumulative increase of $718,634 for the year ended March 31, 1999 (see previous table outlining changes to the March 31, 1999 balance sheet),  less $4,686 in operating expenses attributed to the reversal of amortization expense of prepaid stock
         options that were not issued                                                                       713,947

8.       Net reduction in stockholders' equity                                                              (63,947)

Statement of Operations and Comprehensive Net Income (Loss)

For the three months ended December 31, 1999:

1.       Decrease in operating expenses from reversal of amortization of stock
         options not issued                                                                               $  1,562

For the six months ended December 31, 1999:

1.       Decrease in operating expenses from reversal of amortization of stock
         options not issued                                                                               $ (4,686)

2.       Additional effective non-cash interest expense attributable to the
         beneficial conversion feature                                                                     650,000

3.       Extraordinary gain from modification of debt terms                                               (650,000)
                                                                                                -------------------

         Decrease in net loss                                                                             $ (4,686)

The effects on the Company's previously submitted December 31, 1999 financial statements are summarized as follows.

                                                             Previously         Increase
                                                              Reported         (Decrease)        Restated
                                                           ---------------  ----------------  ---------------
Consolidated balance sheet:
       Total current assets                                $    28,753,164  $        (63,947) $    28,689,217

           Total assets                                    $    40,512,911  $        (63,947) $    40,448,964
                                                           ===============  ================  ===============

       Series E convertible preferred stock                $     7,116,020  $         79,000  $     7,195,020
       Additional paid-in capital                               29,525,537           571,000       30,096,537

          Total liabilities and stockholders' equity       $    40,512,911  $        (63,947) $    40,448,964
                                                           ===============  ================  ===============

                                                             Previously         Increase
                                                              Reported         (Decrease)        Restated
                                                           ---------------  ----------------  ---------------
Consolidated statement of operations and comprehensive loss:

For the six months ended September 30,1999:

       Operating expenses                                  $    13,746,807  $         (4,687) $    13,742,120
       Effective interest for beneficial
         conversion feature                                              -           650,000          650,000
       Extraordinary gain on extinguishment
          of debt                                                        -           650,000          650,000

       Comprehensive net income (loss)                     $    (2,932,900) $          4,687  $    (2,928,213)
                                                           ===============  ================  ===============
       Net income (loss) applicable to
         common shares                                     $    (5,116,819) $          4,687  $    (5,112,132)
                                                           ===============  ================  ===============
       Basic and diluted income (loss) per
         common share and share equivalents                $         (.92)  $              -  $         (.92)
                                                           ==============   ================  ==============


For the three months ended September 30,1999:

       Operating expenses                                  $     6,017,985  $         (1,562) $     6,016,423

       Comprehensive net income (loss)                     $      (187,298) $          1,562  $      (185,736)
                                                           ===============  ================  ===============
       Net income (loss) applicable to
         common shares                                     $      (986,700) $          1,562  $      (985,138)
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

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this _______ day of _______________ 2000.

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