Form 10QSB
period 2000-06-30
PLAY CO TOYS & ENTERTAINMENT CORP
filed 2000-08-21
CIK 927643

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                       N/A
            ---------------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                          if Changed Since Last Report)

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, $0.01 par value:
51,412,624 shares outstanding as of August 15, 2000.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       PLAY CO. TOYS & ENTERTAINMENT CORP.

                                TABLE OF CONTENTS

PART I.             FINANCIAL INFORMATION                                                                       Page Number

Item 1.             FINANCIAL STATEMENTS

                    Condensed consolidated balance sheets as of  June 30, 2000                                            3
                    (unaudited) and March 31, 2000.

                    Condensed consolidated statements of operations and comprehensive net loss for three
                    months ended June 30, 2000 and 1999 (unaudited).                                                      4

                    Condensed consolidated statements of cash flows for the three months ended June 30,
                    2000 and 1999 (unaudited).                                                                            5

                    Notes to condensed consolidated financial statements                                                  6

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS
                                                                                                                         11
PART II.            OTHER INFORMATION


Item 1.             LEGAL PROCEEDINGS                                                                                    18

Item 2.             CHANGES IN SECURITIES AND USE OF PROCEEDS                                                            18

Item 3.             DEFAULTS UPON SENIOR SECURITIES                                                                      18

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                  18

Item 5.             OTHER INFORMATION                                                                                    18

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K                                                                     18

                    Signatures                                                                                           19


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                         June 30, 2000               March 31, 2000
                                                                                         -------------               --------------
                                                                                          (unaudited)
Current
           Cash and cash equivalents                                                          $2,286,775             $ 6,050,007
           Accounts receivable, net                                                              330,623                 676,456
           Merchandise inventories, net                                                       16,928,637              14,111,236
           Other current assets                                                                   20,000                 149,000
                                                                                             -----------             -----------
                                           Total current assets                               19,566,035              20,986,699
Property and Equipment,         Net of accumulated
           depreciation and amortization of $4,749,604
           and $5,162,813, respectively                                                        7,775,783               7,398,621
Deposits and other assets                                                                      4,266,350               3,898,461
                                                                                             -----------             -----------
                                                                                            $ 31,608,168            $ 32,283,781
                                                                                            ============            ============

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                                         June 30, 2000          March 31, 2000
                                                                                         -------------          --------------
Current
          Accounts payable                                                                   $ 8,482,651             $ 6,110,161
          Accrued expenses and other liabilities                                                 979,203                 892,428
          Current portion of capital lease obligations                                           290,767                 386,179
          Borrowings under financing agreement                                                   129,646                  47,542
                                                                                             -----------             -----------
                Total current liabilities                                                      9,882,267               7,436,310

Capital leases, net of current portion                                                           994,797                 988,767
Deferred rent liability                                                                          136,154                 135,607
                                                                                             -----------             -----------
                        Total liabilities                                                     11,013,218               8,560,684
                                                                                             -----------             -----------

Minority interest in subsidiary                                                                8,844,650               9,943,407
                                                                                             -----------             -----------

Stockholders' equity:
          Convertible series E preferred stock, $1 par, 25,000,000 shares
            authorized: 2,895,766 and 8,377,640 shares outstanding, respectively               2,291,845               7,349,154
          Convertible series F preferred stock, $0.01 par,
            5,500,000 shares authorized; 750,000 shares outstanding                              750,000                 750,000
          Common stock, $.01 par value, 160,000,000 shares authorized;
               49,177,408 and 11,227,568 shares outstanding, respectively                        489,767                 112,275
          Additional paid-in-capital                                                          38,819,995              33,053,724
          Accumulated other comprehensive loss                                                  (185,013)               (151,531)
                                                                                                -
          Accumulated deficit                                                                (30,416,294)            (27,333,932)
                                                                                             -----------             -----------
                                           Total stockholders' equity                         11,750,300              13,779,690
                                                                                             -----------             -----------
                                                                                             $31,608,168             $32,283,781
                                                                                             ===========             ===========

      See accompanying notes to condensed consolidated financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE NET LOSS

                                                                 Three Months Ended June 30
                                                                    2000              1999
                                                                (unaudited)        Restated
                                                                                   (Note 5)
                                                                ------------    ------------
Net sales ...................................................   $  7,018,093    $  6,508,565
Cost of sales ...............................................      3,954,668       3,763,214
                                                                ------------    ------------
             Gross profit
                                                                   3,063,425       2,745,351
                                                                ------------    ------------

Operating expenses:
             Operating expenses .............................      5,541,313       3,753,528
             Depreciation and amortization
                                                                     552,118         224,468
                                                                ------------    ------------
                        Total operating expenses ............      6,093,431       3,977,996
                                                                ------------    ------------

Operating loss ..............................................     (3,030,006)     (1,232,645)
                                                                ------------    ------------

Interest expense:
             Cash interest expense ..........................         99,113         284,664
             Non-cash interest expense ......................        552,000         680,730
                                                                ------------    ------------

                                                                     651,113         965,394
                                                                ------------    ------------

Loss before minority interest in consolidated subsidiary ....     (3,681,119)     (2,198,039)

Minority interest in loss of consolidated subsidiary ........      1,098,757            --
                                                                ------------    ------------

Net loss before extraordinary gain ..........................     (2,582,362)     (2,198,039)

Extraordinary gain on modification of debt terms ............           --           650,000
                                                                ------------    ------------

Net loss ....................................................     (2,582,362)     (1,548,039)

Other comprehensive loss ....................................        (33,482)           --
                                                                ------------    ------------

Comprehensive net loss ......................................   $ (2,615,844)   $ (1,548,039)
                                                                ============    ============

Calculation of Basic and Diluted Loss Per Share:
             Net loss .......................................   $ (2,582,362)   $ (1,548,039
             Effect of non-cash dividends on preferred ......       (500,000)       (585,116)
             stock
                                                                ------------    ------------
Net loss applicable to common shares ........................     (3,082,362)     (2,133,155)
                                                                ============    ============

Basic and diluted loss per common share and share equivalents   $      (0.10)   $      (0.39)
                                                                ============    ============

Weighted average number of common shares
             and share equivalents outstanding ..............     30,237,290       5,525,936
                                                                ============    ============

      See accompanying notes to condensed consolidated financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Three-months Ended June 30,
                                                                             2000          1999
                                                                             -----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net loss ................................................   $(2,582,362)   $(1,548,039)
           Adjustments used to reconcile net loss to net
           cash used in operating activities:

                Depreciation and amortization ......................       552,118        224,468
                Minority interest in net loss of subsidiary ........    (1,098,757)          --
                Deferred rent ......................................           547          2,764
                Stock compensation .................................          --           56,100
                Extraordinary gain .................................          --         (650,000)
                Effective interest for beneficial conversion .......          --          650,000
                Effective interest for financing agreement .........       500,000           --
                Other ..............................................        86,454           --
           Increase (decrease) from changes in:
                           Accounts receivable .....................        45,833        (33,560)
                           Merchandise inventories .................    (2,817,401)      (740,735)
                           Other current assets ....................          --          271,079
                           Deposits and other assets ...............      (506,798)      (511,410)
                           Accounts payable ........................     2,372,490      2,319,827
                           Accrued expenses and other liabilities ..        86,775       (267,983)
                                                                       -----------    -----------

                           Net cash used by operating activities ...    (3,361,101)      (227,489)
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Payments received on note receivable ....................       300,000           --
           Release of restricted cash ..............................       129,000           --
           Purchases of property and equipment .....................      (790,371)      (196,653)
                                                                       -----------    -----------

                          Net cash used by investing activities ....      (361,371)      (196,653)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from issuance of preferred stock ...............          --          657,500
           Borrowings under financing agreement ....................        82,104      8,561,047
           Repayments under financing agreement ....................          --       (8,112,000)
           Borrowings under notes payable ..........................          --          200,000
           Repayments under notes payable and capital leases .......       (89,382)      (615,627)
                                                                       -----------    -----------

                           Net cash provided by financing activities        (7,278)       690,920
                                                                       -----------    -----------

Effect of exchange rate changes on cash ............................       (33,482)          --
                                                                       -----------    -----------
Net (decrease) increase in cash ....................................    (3,763,232)       266,778

Cash at beginning of period ........................................     6,050,007        125,967
                                                                       -----------    -----------

Cash at end of period ..............................................   $ 2,286,775    $   392,745
                                                                       ===========    ===========

      See accompanying notes to condensed consolidated financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

Note 1.    General

The interim accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended March 31, 2000 included in its Annual Report on Form 10-KSB. Operating results for the three-month period ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2001.

Note 2.  Conversion of Series E Preferred Stock to Common Stock

During the quarter ended June 30, 2000, certain shareholders of 6,333,574 shares of Series E Preferred Stock ("Series E Stock") elected to convert their shares into Common Stock shares at the stated conversion rate of six-to-one. This resulted in the issuance of 38,019,044 shares of Common Stock.

During the period July 1, 2000 through August 15, 2000, a further 372,536 shares of Series E Stock was converted into Common Stock. This resulted in the issuance of 2,235,216 shares of Common Stock.

Note 3.  Issuance of Series E Preferred Stock

In May 2000, the Company entered into a termination and release agreement with ZD Group LLC ("ZD") for a financing arrangement previously provided by ZD. See the Company's March 31, 2000 10-KSB for a complete description of this financing agreement. The agreement made the Company no longer liable to ZD for a percentage of the profits of three retail stores, in exchange for $500,000 in cash. Subsequently, ZD agreed to receive 854,700 shares of Series E Stock in lieu of $500,000 cash. The Series E Stock was thereby valued at $0.59 per share, which represented a 60 percent discount of the market value as of the date of the transaction. To obtain a fair value for the Series E Stock, the Company engaged an independent appraiser to determine the value of the Series E Stock near the transaction date. ZD assigned its rights under this the above mentioned financing agreement to European American Capital Foundation and, accordingly, the Company issued the 854,700 shares of Series E Stock to EACF.

As part of this issuance, the Company recognized the beneficial conversion feature in the convertible securities. The benefit amount was limited to the amount of "proceeds" or consideration obtained, which was $500,000. As the market value of the Company's common stock exceeded the consideration, the Company recognized a non-cash dividend of $500,000 related to this beneficial conversion feature in the quarter ended June 30, 2000.

Note 4.  Segment Reporting

         The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in the fiscal year ended March 31, 2000. This accounting standard changes the way the Company reports information about its operating segments.

         The Company's reportable segments are its retail store operations and its Internet operations. The retail store operations are entirely based in the United States, and its Internet operations occur both in the United States and in Germany. Internet sales for the period ended June 30, 1999 were generated only in the United States. The Internet operations consist of both business-to-consumer and business-to-business (or wholesale) sales. Since the Internet activities effectively began in April 1999, no restatements of prior-year presentations are necessary to comply with SFAS 131.

         Information on segments which is based on information utilized by the Company's chief operating decision maker is as follows:

                                Three Months Ended June 30:
                                   2000          1999
                                   ----          ----
Sales:
     Retail stores ........   $ 6,862,429    $ 6,393,797
    Internet ..............       155,664        114,768
                              -----------    -----------
              Sales .......   $ 7,018,093    $ 6,508,565
                              ===========    ===========

Gross profit:
    Retail stores .........   $ 3,963,395    $ 2,676,956
      Internet ............        (8,727)        68,395
                              -----------    -----------
           Gross profit ...   $ 3,063,425    $ 2,745,351
                              ===========    ===========

Operating loss:
    Retail stores .........   $(2,508,795)   $(1,294,904)
     Internet .............      (428,260)        62,259
                              -----------    -----------
             Operating loss   $(2,937,055)   $(1,232,645)
                              ===========    ===========

Note 5.  Restatement of Amounts Previously Reported

The June 30, 1999 financial statements contain certain restatements of amounts previously reported. These restatements were previously reported in an amendment to the June 1999 quarterly report. The restatements were the result of inquiries made by the SEC regarding the accounting treatment for transactions revolving around the Company's debt and equity securities, including grants of options/stock, convertible debentures, and convertible preferred stock. As a result, the Company has restated several amounts, which are described below. The table below identifies significant changes to balances in the financial statements.

The following is a summary of the impact of the restatements on the June 30, 1999 consolidated financial statements which include the cumulative effects of the restatements made to the March 31, 1999 financial statements as detailed above.

Balance Sheet

1.       Reduction of other current assets for options not
         ultimately issued, net of previously recorded  amortization                                       $(67,072)
2.       Increase in Series E Preferred Stock for issuance of shares                                         79,000
3.       Increase in additional paid-in capital for beneficial conversion
         feature of convertible debentures                                                                  650,000
4.       Reduction in additional  paid-in capital for extraordinary gain from modification of debt terms,  which was considered a debt  extinguishment  from  significant  modification  in
         the terms  under EITF 96-19.                                                                      (650,000)
5.       Increase in additional paid-in capital for beneficial
         conversion feature of revised convertible  debentures treated
         as new debt instruments (Note 4)                                                                   650,000
6.       Reduction in additional paid-in capital for cancellation of options                                (79,000)
7.       Increase in Series F Preferred Stock to reflect change in amortization period for beneficial  conversion  feature.  The amortization for the dividend  associated with the beneficial  conversion feature of the securities  was initially to be recognized  over the two-
         year hold period. The  amortization  period  was  changed  to seven  months  to  correspond  to the expected timeframe to bring the Series F Stock registration  statement effective, since this is
         the first instance when the Series F Stock is able to be converted.                                 44,643
8.       Additional net loss and non-cash dividend in accumulated deficit.
         The increase in the accumulated  deficit is attributable to a cumulative  increase of $718,634 for the year ended March 31, 1999
         (see previous  table  outlining  changes in the March 31, 1999 balance sheet),  less $1,562 in operating  expenses  attributed to the reversal of  amortization  expense of prepaid  stock  options  that were not issued,  plus an additional non-cash dividend of $44,643 related to the change in the  amortization  period of the beneficial  conversion
         feature,  as noted in 7. above.                                                                    761,715
9.       Net reduction in stockholders' equity                                                              (67,072)

Statement of Operations and Comprehensive Net Income (Loss)

1.       Net decrease in operating expenses from reversal of amortization of stock
         options not issued                                                                    $           (1,562)
2.       Additional  effective  non-cash  interest  expense  attributable  to the  beneficial  conversion  feature  of  revised convertible
         debentures treated as new debt instruments (Note 4)                                              650,000
3.       Extraordinary  gain from modification of debt terms,  since such modifications were significant to be considered a debt extinguishment
         under EITF 96-19                                                                                 650,000

         Decrease in net loss for the three months ending June 30, 1999                        $           (1,562)
                                                                                                         =========

The effects on the Company's previously submitted June 30, 1999 financial statements are summarized as follows.

                                                             Previously         Increase
                                                              Reported         (Decrease)        Restated
                                                           ---------------  ----------------  ---------------
Consolidated balance sheet:
       Other current assets                                $     1,387,622  $        (67,072) $     1,320,550

           Total assets                                    $    22,665,095  $        (67,072) $    22,598,023
                                                           ===============  ================  ===============

       Series E convertible preferred stock                $     6,160,074  $         79,000  $     6,239,074
       Additional paid-in capital                               16,048,319           571,000       16,619,319

          Total liabilities and stockholders' equity       $    22,665,095  $        (67,072) $    22,598,023
                                                           ===============  ================  ===============

Consolidated statement of operations and comprehensive loss:
       Operating expenses                                  $     3,755,090  $         (1,562) $     3,753,528
       Effective interest for beneficial
         conversion feature                                              -           650,000          650,000
       Extraordinary gain on extinguishment
          of debt                                                        -           650,000          650,000

       Net income(loss)                                    $    (1,549,601) $          1,562  $    (1,548,039)
                                                           ===============  ================  ===============

       Non-cash dividends on preferred stock                      (540,473)           44,643         (585,116)
       Net income(loss) applicable to
         common shares                                     $    (2,090,074) $         43,081  $    (2,133,155)
                                                           ===============  ================  ===============
       Basic and diluted income(loss) per
         common share and share equivalents                $         (.39)  $              -  $         (.39)
                                                           ===============  ================  ===============

Note 6.  Subsequent Event

On August 15, 2000, the Company entered into the 7th Amendment to the Loan and Security Agreement with FINOVA. The original Agreement expired on August 3, 2000, however, the amendment provides for a bridge loan commencing on the expiration date through the bridge loan termination date, November 14, 2000. The amount of the bridge line of credit is $3,200,000. The interest rate was not changed under the amendment and remained at prime plus 1.5%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     This Report on Form 10-Q and the following "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any
statements  regarding  future  economic  conditions  or  performance,   and  any
statements of assumptions underlying any of the foregoing in some cases, forward-looking statements can be identified by the use of terminology such as "may", "will", "expects", "plans", "anticipates", "estimates", "potential", or "continue" or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements are subject to inherent risks and uncertainties. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results might differ.

     The Company has two subsidiaries, Toys International.COM, Inc. ("Toys") and Play Co. Toys Canyon Country, Inc. ("Canyon"). Toys currently operates twenty-nine of the Company's aggregate thirty-three stores, of which Canyon holds the lease for one of Toys' retail locations. Toys also operates the Company's Internet activities (the "Internet Operations").

For the three months ended June 30, 2000 compared to the three months ended June 30, 1999

     The Company generated net sales of $7,018,093 in the three months ended June 30, 2000. This represented an increase of $509,528, or 7.8%, from net sales of $6,508,565 in the three months ended June 30, 1999. Of this sales growth, approximately $41,000 can be attributed to the Internet Operations in the United States and Germany ("Internet Operations"); the remainder of the sales growth can be attributed to the Company's new stores as same store sales declined by 21.5% for the period.

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

     The Company ended June 2000 with 33 retail locations in nine states, compared to 31 retail locations in seven states at the end of fiscal year 2000. During the quarter, the Company opened two new stores.

     The Company posted a gross profit of $3,063,425 in the three months ended June 30, 2000, reflecting an increase of $318,074, or 11.6%, from the gross profit of $2,745,351 in the three months ended June 30, 1999. This increase was due to the above noted growth in sales. The Company's gross margin of 43.7% in the June 2000 period was 1.6% greater than the gross margin of 42.1% achieved in the June 1999 period.

     Operating expenses (excluding depreciation and amortization expenses) for the three months ended June 30, 2000 were $5,541,313. This represented a $1,787,785, or 47.6%, increase over the Company's operating expenses of $3,753,528 in the three months ended June 30, 1999. The primary reasons for the operating expense increase were operating expenses relating to the Internet
Operations of approximately $427,000, an increase in payroll and related expenses of $812,000 and an increase in rent expense of approximately $770,000. The payroll expense increase was due to the addition of a new President, a new Director of MIS, as well as several middle managers and employees at the Company's new stores. The growth of rent expense was the result of adding additional stores.

     During the three months ended June 30, 2000, the Company recorded non-cash depreciation and amortization expense of $552,118, a $327,650 increase from depreciation and amortization expense of $224,468 in the period ended June 30, 1999. The primary reason for the depreciation and amortization expense increase was the depreciation related to the fixed assets purchased for the seven new stores that opened during fiscal year 2000.

     Total operating expenses (operating expenses combined with depreciation and amortization) in the June 2000 period were $6,093,431, representing a $2,118,435, or 53.2%, increase from total operating expenses of $3,977,996 in the June 1999 period.

     As a result of the $318,074 increase in gross profit less the $2,118,435 increase in total operating expenses, the Company's operating loss increased by $1,797,361 from $1,232,645 during the three months ended June 30, 1999 to $3,030,006 during the three months ended June 30, 2000. The Internet Operations represented approximately $428,000 of the operating loss.

     Interest expense totaled $651,113 for the three months ended June 30, 2000. This represented a $314,281 decrease from interest expense of $965,394 for the three months ended June 30, 1999. The June 2000 interest expense included a $500,000 non-cash charge related to the winding up of a financing agreement with ZD Group LLC ("ZD"), a related party. The consideration for this charge was an issuance of Series E Preferred Stock to ZD (see Note 3). For the three months ended June 30, 1999, the Company recognized non-cash interest expense of $650,000 attributable to the beneficial conversion feature of its convertible debentures.

     As a result of the above-mentioned factors, the Company recorded a loss before minority interest of $3,681,119 for the three months ended June 30, 2000. This represented a $1,483,080 increase over the loss before minority interest of $2,198,039 recorded in the three months ended June 30, 1999.

     In the three months ended June 30, 2000, the Company recorded a minority interest in the loss of the consolidated Toys subsidiary of $1,098,757. This minority interest arose out of various sales of stock in the Company's Toys subsidiary. This minority interest represented a reduction in the Company's net loss for the June 2000 period. Since Toys operated as a wholly owned division of the Company during the June 1999 period, no minority interest was recorded in that period.

     As a result of the above factors, the Company recorded a net loss before extraordinary gain of $2,582,362 in the three months ended June 30, 2000. This represented a $384,323 increase over the net loss of $2,198,039 posted in the three months ended June 30, 1999.

     In the three months ended June 30, 1999, the Company recorded an extraordinary gain of $650,000. This gain arose out of the modification of the terms of certain convertible debentures in the June 1999 period.

     The net loss for the three months ended June 30, 2000 was $2,582,362. This represented a $1,034,323 increase over the net loss of $1,548,039 recorded in the three months ended June 30, 1999.

     In the three months ended June 30, 2000, the Company recorded other comprehensive loss of $33,482 that related to foreign currency translation adjustments arising from Toys' Internet operations in Germany. There were no foreign currency translation adjustments in the June 1999 period.

     For the three months ended June 30, 2000, the net loss of $2,582,362 was increased by non-cash dividends of $500,000 in order to determine the net loss applicable to common shares.

     Likewise, during the three months ended June 30, 1999, the net loss of $1,548,039 was increased by non-cash dividends of $585,116 in order to determine the net loss applicable to common shares. The non-cash dividends represent amortization of the discount recorded upon issuance of Series E and Series F preferred stock with a beneficial conversion feature.

     As a result of all of the above-mentioned factors, the Company recorded a net loss applicable to common shares of $3,082,362, or a basic and diluted loss per share of $0.10, in the three months ended June 30, 2000. This compares to a net loss applicable to common shares of $2,133,155, or a basic and diluted loss per share of $0.39, in the three months ended June 30, 1999. The weighted average number of common shares outstanding increased from 5,525,936 in the June 1999 period to 30,237,290 in the June 2000 period as a result of the conversion of Series E Shares into common shares during the quarter as discussed in Note 2 to the condensed consolidated financial statements..

Liquidity and Capital Resources

     At June 30, 2000, the Company had a working capital position of $9,683,768 compared to a working capital position of $13,550,389 at March 31, 2000. The primary factor in the $3,866,621 decrease in working capital was cash used to fund the net loss incurred in the quarter ended June 30, 2000.

     While the Company generated an operating profit during fiscal year ended March 31, 1999, the Company generated an operating loss in fiscal 2000 and in the three months ended June 30, 2000. The Company has historically financed those operating losses and its working capital requirements through debt and sales of the Company's equity securities. There can be no assurance that the Company will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to achieve consistent profitability.

     During the three-month period ended June 30, 2000, the Company used $3,361,101 of cash in its operations compared to $227,489 used in operations in the three-month period ended June 30, 1999. The Company's net loss was $2,582,362 and $1,549,601, respectively, in those periods. The largest factors that led to the consumption of cash in operating activities for the June 2000 period exceeding the amount of the net loss was a $2,817,401 growth in merchandise inventories and the $1,098,757 that funded the minority interest in net loss of subsidiary.

     The Company used $361,371 of cash in its investing activities during the three-month period ended June 30, 2000 compared to $196,653 in the three-month period ended June 30, 1999. Investing activity for the June 2000 period consisted of the purchase of equipment and fixtures for new stores of approximately $790,000, which was partially offset by the collection of a $300,000 receivable from a related party and the release of restrictions on certificates of deposit.

     The Company used $7,278 of cash in its financing activities in the three-month period ended June 30, 2000 compared to the generation of $690,920 from financing activities in the three-month period ended June 30, 1999. The primary contributors to the Company's financing activities in the 1999 period were the issuance of preferred stock and net borrowings under its credit line.

     As a result of the above factors, the Company had a net decrease in cash of $3,763,232 in the three-month period ended June 30, 2000 compared to a net decrease in cash of $266,778 in the three-month period ended June 30, 1999.

     Planned new store openings remain a significant capital commitment of the Company. The Company has entered into leases to open seven new stores by the end of calendar year 2000. The Company expects that the costs of building those new stores net of landlord tenant improvement contributions and of inventory requirements will be approximately $3.6 million. The Company plans to finance the costs of opening those new stores through a combination of capital lease financing and the use of the Company's working capital.

     Three of those new stores were opened in the May through August period. The first of those stores opened in May in Nashville, Tennessee. The second opened in June in Orlando, Florida. The third opened in the Aladdin hotel in Las Vegas, Nevada in August. The net costs of constructing those three stores (excluding inventory and the costs of opening the store including personnel acquisition and training) were approximately $1.5 million. The costs of opening the stores is included in operating expenses.

     The remaining four stores are scheduled to open in the September through November timeframe. Those new stores will be located in Colorado, Illinois, Maryland and Minnesota. It is expected that the net costs of constructing those stores (excluding inventory and the costs of opening the store including personnel acquisition and training) will be approximately $2.1 million.

     The Internet Operations represent another area that will require a significant level of capital expenditures. The Company has developed a new strategy for its Internet Operations that it believes may differentiate its websites from its competitors' websites. The Company has invested approximately $2 million in this new concept. The new concept requires the participation of media and/or financing partners. The new concept is based on the use of a continuing story line to draw repeat viewers/potential customers to its websites rather than spending significant amounts of capital on advertising expense. The Company believes that it may draw a more loyal customer base in this new approach. If the Company does secure the participation of media partners, than it will also need to raise additional financing to fund the somewhat open-ended nature of capital expenditures associated with this new project. The Company is currently seeking additional financing for this purpose. There can be no assurance that such financing will be available on terms acceptable to the Company or at all. During the June 2000 period, the Company invested approximately $1.1 million in the Internet Operations. This $1.1 million amount includes the operating loss in the Internet Operations, the costs of acquiring additional inventory in Germany and the costs of creating new software for the Internet Operations.

     The Company's previous financing agreement with FINOVA Capital Corporation was scheduled to expire on August 3, 2000. On August 15, 2000, the Company entered into an amendment to the FINOVA Agreement. That amendment called for an extension of the credit line through November 14, 2000 with a borrowing limit of $3.2 million.

     The Company continues to seek an alternative financing agreement. The Company has received a letter of intent for a multiyear, $15 million line of credit from a major finance company, which is completing its due diligence. However, there can be no assurance that any such finance agreement will be consummated on terms acceptable to the Company, or if at all.

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

Trends Affecting Liquidity, Capital Resources and Operations

     The Company believes that the period covered by both its fiscal year 2000 and the three months ended June 30, 2000 were slow periods for the worldwide toy industry. With the exception of the Pokemon phenomenon, there were very few hot toys. Movie related toy products (such as Star Wars) did not sell well in that period and as discussed above, sales of Beanie babies slowed dramatically.

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

     The toy and hobby retail industry faces a number of potentially adverse business conditions including price and gross margin pressures and market consolidation. The Company competes with a variety of mass merchandisers, superstores, and other toy retailers, including Toys R Us and Kay Bee Toy Stores. Competitors that emphasize specialty and educational toys include Disney Stores, Warner Bros. Stores, Learning Smith, Lake Shore and Zany Brainy. The
Company also competes both through its electronic commerce operations and through its stores against Internet oriented toy retailers such as eToys, Inc, Amazon.com and Toys R Us.com. There can be no assurance that the Company's business strategy will enable it to compete effectively in the toy industry.

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

Item 1.  .........Legal Proceedings

     No Director, Officer, or affiliate of the Company, nor any associate of same, is a party to, or has a material interest in, any proceeding adverse to the Company.

Item 2.  .........Changes in Securities and Use of Proceeds:           None

Item 3.  .........Defaults Upon Senior Securities:   None

Item 4.  .........Submission of Matters to a Vote of Security Holders: None

Item 5.  .........Other Information:        None

Item 6.  .........Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed herewith:

         None.


(b) During the quarter ended June 30, 2000, no reports on Form 8-K were filed with the Securities and Exchange Commission.

                                   SIGNATURES




     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of August 2000.

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