Form 10QSB
period 2000-09-30
PLAY CO TOYS & ENTERTAINMENT CORP
filed 2000-11-20
CIK 927643

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, $.01 par value:
84,928,054 shares outstanding as of November 16, 2000.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       PLAY CO. TOYS & ENTERTAINMENT CORP.

                                TABLE OF CONTENTS

PART I.                                             FINANCIAL INFORMATION                                       Page Number

Item 1.             FINANCIAL STATEMENTS

                    Condensed consolidated balance sheets as of September 30, 2000 (unaudited) and March                  3
                    31, 2000.

                    Condensed consolidated statements of operations and comprehensive net loss for three
                    months and six months ended September 30, 2000 and 1999 (unaudited).                                  4

                    Condensed consolidated statements of cash flows for the six months ended September
                    30, 2000 and 1999 (unaudited).                                                                      5-6

                    Notes to condensed consolidated financial statements                                               7-13

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS
                                                                                                                      14-20
PART II.                                              OTHER INFORMATION


Item 1.             LEGAL PROCEEDINGS                                                                                    20

Item 2.             CHANGES IN SECURITIES AND USE OF PROCEEDS                                                            20

Item 3.             DEFAULTS UPON SENIOR SECURITIES                                                                      20

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                  20

Item 5.             OTHER INFORMATION                                                                                    20

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K                                                                     20

                    Signatures                                                                                           21


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               ASSETS

                                                                                      September 30, 2000          March 31, 2000
                                                                                    -----------------------     -------------------
                                                                                         (Unaudited)
Current
           Cash                                                                                 $  30,450              $ 6,179,007
           Accounts receivable                                                                     99,270                  676,456
           Merchandise inventories                                                             18,329,966               14,111,236
           Marketable securities                                                                4,250,000                        -
           Other current assets                                                                   476,337                   20,000
                                                                                                ---------                ---------
                                           Total current assets                                23,186,023               20,986,699
Property and Equipment,         Net of accumulated
           depreciation and amortization of $5,576,022
           and $4,058,603  respectively                                                         8,745,048                7,398,621

Web        Site Development costs                                                               3,081,149                1,753,193

Deposits and other assets                                                                       2,113,857                2,145,268
                                                                                                ---------                ---------
                                                                                              $37,126,077              $32,283,781
                                                                                              ===========              ===========

                                                 LIABILITIES & STOCKHOLDERS' EQUITY


Current
          Accounts payable                                                                     12,155,745                6,110,161
          Accrued expenses and other liabilities                                                  601,622                  892,428
          Current portion of notes payable and capital leases                                     187,696                  386,179
          Borrowings under financing agreement                                                  3,144,873                   47,542
                                                                                                ---------                ---------
                Total current liabilities                                                      16,089,936                7,436,310

Notes payable and capital leases, net of current portion                                          994,797                  988,767
Deferred rent liability                                                                           135,008                  135,607
                                                                                                ---------                ---------
                        Total liabilities                                                      17,219,741                8,560,684
                                                                                                ---------                ---------

Minority interest in subsidiary                                                                 7,342,509                9,943,407
                                                                                                ---------                ---------

Stockholders' equity:
          Convertible series E preferred stock, $1 par, 25,000,000 shares
            authorized: 1,536,550 and 8,377,640 shares outstanding                              1,216,098                7,349,154
          Convertible series F preferred stock, $0.01 par,
            5,500,000 shares authorized; 750,000
            shares outstanding, respectively                                                      750,000                  750,000
          Common stock, $.01 par value, 160,000,000 shares authorized;
            83,718,097 and 11,227,568 shares                                                      837,181                  112,275
          outstanding,
          respectively
          Additional paid-in-capital                                                           43,897,432               33,053,724
          Accumulated deficit                                                                 (34,136,884)             (27,485,463)
                                                                                                ---------                ---------
                                           Total stockholders' equity                          12,563,827               13,779,690
                                                                                                ---------                ---------
                                                                                             $ 37,126,077              $32,283,781
                                                                                             ============              ===========

                                       3
            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE NET LOSS
                                   (Unaudited)

                                                                   Three Months Ended September 30,   Six Months Ended September 30,
                                                                                    Restated (Note 5)              Restated (Note 5)
                                                                         2000             1999           2000            1999
                                                                     ------------    ------------    ------------    ------------
Net sales ........................................................   $  8,958,205    $  6,867,119    $ 15,976,298    $ 13,375,684

Cost of Sales ....................................................      5,619,881       3,600,901       9,574,549       7,364,115
                                                                     ------------    ------------    ------------    ------------

                                   Gross profit ..................      3,338,324       3,266,218       6,401,749       6,011,569
                                                                     ------------    ------------    ------------    ------------

Operating expenses:
                Operating expenses ...............................      7,180,310       3,788,706      12,721,623       7,542,234
                Depreciation and amortization ....................        615,674         228,514       1,167,792         452,982
                                                                     ------------    ------------    ------------    ------------

                                   Total operating expenses ......      7,795,984       4,017,220      13,889,415       7,995,216
                                                                     ------------    ------------    ------------    ------------

Operating loss ...................................................     (4,457,660)       (751,002)     (7,487,666)     (1,983,647)
                                                                     ------------    ------------    ------------    ------------

Interest expense:
                Interest and finance charges .....................        146,300         300,016         797,413         584,680
                Amortization of debt issuance costs ..............           --            47,424            --            78,154
                Effective non-cash interest expense ..............

                from beneficial conversion feature ...............           --              --              --           650,000
                                                                     ------------    ------------    ------------    ------------
                                   Total interest expense ........        146,300         347,440         797,413       1,312,834
                                                                     ------------    ------------    ------------    ------------

Net loss before minority .........................................     (4,603,960)     (1,098,442)     (8,285,079)     (3,296,481)
interest, income taxes and
extraordinary item

Provision for income taxes .......................................         54,246            --            54,246            --

Net loss before minority .........................................     (4,658,206)     (1,098,442)     (8,339,325)     (3,296,481)
interest and extraordinary
item

Minority interest in loss of consolidated subsidiary .............      1,409,889         143,497       2,508,646         143,497
                                                                     ------------    ------------    ------------    ------------


Net loss before extraordinary gain ...............................     (3,248,317)       (954,945)     (5,830,679)     (3,152,984)

Extraordinary gain on modification of debt terms .................           --              --              --           650,000
                                                                     ------------    ------------    ------------    ------------

 Net loss ........................................................     (3,248,317)       (954,945)     (5,830,679)     (2,502,984)

Other comprehensive income (loss) ................................        (34,633)           --           (68,115)           --
                                                                     ------------    ------------    ------------    ------------

Comprehensive net loss ...........................................   $ (3,282,950    $   (954,945)   $ (5,898,794)   $ (2,502,984)
                                                                     ============    ============    ============    =============

                                       4
            See accompanying notes to condensed financial statements


Calculation of basic and diluted loss per share:
    Net loss                                                          $(3,282,950)    $   (954,945)    $ 5,898,794   $ (2,502,984)
    Effects of non-cash dividends on convertible
       preferred stock                                                       --           (799,402)       (500,000)    (1,384,517)
                                                                     ------------    ------------    ------------    ------------
     Net loss applicable to common  shares                            $(3,282,950)    $ (1,754,347)    $(6,398,794)  $ (3,887,501)
                                                                     =============   ==============  ==============  =============
    Basic and diluted loss per common share
                and share equivalents                                $       (.26)    $      (0.32)    $      (.45)  $      (0.70)
                                                                     =============   ==============  ==============  =============

    Weighted average number of common shares
         and share equivalents outstanding                             12,821,498        5,548,852      14,104,679      5,537,457
                                                                     =============   ==============  ==============  =============




                                       5
            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Six-months Ended September 30,
                                                                                             Restated (Note 5)
                                                                                  2000          1999
                                                                                -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss ..........................................................     (5,830,679)   $ (2,502,984)
        Adjustments used to reconcile net loss to net
          cash used in operating activities:

               Depreciation and amortization ..............................      1,167,792         452,962
               Minority interest in net loss of subsidiary ................     (2,508,646)       (143,497)
               Deferred rent ..............................................           (599)          4,112
               Extraordinary gain .........................................           --          (650,000)
               Effective interest for beneficial conversion feature .......        500,000         650,000
               Other
                                                                                                  (159,321)
        Increase (decrease) from changes in:
                                  Accounts receivable .....................        577,186         (74,166)
                                  Merchandise inventories .................     (4,218,730)     (3,621,341)
                                  Other current assets ....................       (456,337)       (650,462)
                                  Deposits and other assets ...............         31,411      (1,001,538)
                                  Accounts payable ........................      6,045,584       4,094,201
                                  Accrued expenses and other liabilities ..       (290,806)       (334,299)
                                                                                -----------   -------------

                                  Net cash used in operating activities ...     (5,143,145)     (3,777,012)
                                                                                -----------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment ...............................     (2,236,401)     (1,919,427)
        Web Site Development ..............................................     (1,605,774)           --
                                                                                -----------   -------------
                                                                                (3,842,175)     (1,919,427)
                                                                                -----------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of preferred and common stock ..............           --         3,540,504
        Borrowings under financing agreement ..............................     12,000,000      21,157,590
        Repayments under financing agreement ..............................     (8,902,669)    (18,246,482)
        Repayments under notes payable and capital leases .................       (192,453)       (503,962)
                                                                                -----------   -------------

                                  Net cash provided by financing activities      2,904,878       5,947,650
                                                                                -----------   -------------

Effect of exchange rate on cash ...........................................        (68,115)           --
                                                                                -----------   -------------
Net increase (decrease) in cash ...........................................     (6,148,557)        251,211

Cash at beginning of period ...............................................      6,179,007         125,967
                                                                                -----------   -------------

Cash at end of period .....................................................   $     30,450    $    377,178
                                                                                ===========   =============


                                       6
            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)



Note 1.  General

The interim accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended March 31, 2000 included in its Annual Report on Form 10-KSB. Operating results for the six-month period ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2001.

Note 2.  Segment Information

The Company's reportable segments are its retail store operations and its Internet operations. The retail store operations are entirely based in the United States, and its Internet operations occur both in the United States and in Germany. The Internet operations consist of both business-to-consumer and business-to-business (or wholesale) sales.

Information on segments which is based on information utilized by the Company's chief operating decision maker, and a reconciliation to income (loss) before income taxes, are as follows at September 30, 2000, and for the six months then ended. For the six-months ended September 30, 1999, the Internet segment was not considered to be an operating segment by management since the websites were under development or revision.

Assets
                                  Retail                         $    30,184,347
                                  Internet                             4,603,705
                                                ---------------------------------
                                                                      34,788,052
                                                =================================

For the Six-Months Ended
September 30, 2000
Capital Expenditures for Fixed Assets
and Website development costs
                                  Retail                         $     2,236,401
                                  Internet                             1,605,774
                                                ---------------------------------
                                                                       3,842,175
                                                =================================
Sales
                                  Retail                         $    15,764,207
                                  Internet                               212,091
                                                ---------------------------------
                                                                      15,976,298
                                                =================================


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

Gross Profit
                                  Retail                         $     6,400,918
                                  Internet                                   831
                                                ---------------------------------
                                                                       6,401,749
                                                =================================
Operating Income (loss)
                                  Retail                        $    (5,675,275)
                                  Internet                           (1,812,391)
                                                ---------------------------------
                                                                     (7,487,666)
                                                =================================



Note 3.   American Telecom PLC Stock Exchange with DIG Financial Corp.

The Company entered into a Stock Purchase Agreement dated September 1, 2000 (the "Agreement"), with DIG Financial Corp., a British Virgin Island corporation ("DIG"). The Agreement provides for the sale of an aggregate of 26,315,79 shares of the Company's authorized, but unissued, shares of Common Stock ("Play Co. Stock") to DIG in exchange for 1,086,957 Ordinary 1 pence par value shares ("Ordinary Shares") of American Telecom, PLC ("American Telecom'), owned by DIG. American Telecom is a corporation formed under the laws of the United Kingdom. American Telecom Ordinary Shares are traded on OFEX, an off-exchange share matching and trading facility enabling London Stock Exchange member firms to deal in securities of unlisted and unquoted companies. American Telecom is an affiliated entity. European American Capital Foundation ("EACF") owns 80% of the outstanding shares of American Telecom. EACF also owns approximately 30% of the outstanding common shares of Play Co.

On the date of the Agreement, the Play Co. Stock and the 1,086,957 Ordinary Shares of American Telecomm ("American Telecom Stock") each had an aggregate fair value of approximately U.S. $5 million, calculated based on an approximate 30-day trading average of each security prior to such date, as reported by the Over the Counter Bulletin Board and OFEX, respectively. The determination of the share price being based on the 30-day average was stipulated in the Agreement. The sale of the Play Co. Stock was made in reliance upon the exemption from registration provisions of the Securities Act of 1933, as amended, afforded by
Section 4(2) thereof, and as such, are "restricted securities." The American Telecom Stock is freely tradable on OFEX.

Based on the contractual value of $5 million for the stock exchange, this was determined to be the nominal value of the Play Co. shares issued. However, due the Play Co. shares being unregistered, and the fact that the shares are lightly traded and not readily marketable for such a large trading block, the Company recognized a 15% valuation discount to determine the fair value of the shares issued. Therefore, the Company valued the stock exchange transaction at $4,250,000

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

The shares of American Telecom have been classified as available for sale marketable securities. Management intends to sell these shares in the future to raise cash. The shares of American Telecom are also thinly traded, and the market price has not changed as of September 30, 2000. There is no unrealized gain or loss for these marketable securities as of September 30, 2000.

As of the date of the Agreement, the Company had 56,217,377 issued and outstanding shares of Common Stock, $.01 par value. After giving effect to the issuance of the Play Co. Stock, DIG owns approximately 32% of the aggregate of 82,533,166 issued and outstanding shares of the Company's Common Stock as of the date of the Agreement.

Note 4.   Basic and Diluted Loss Per Share

The basic and diluted loss per common share for the three and six month periods ending September 30, 2000 and 1999, are the same as the effects of common stock equivalents are anti-dilutive given the net loss per common share in each period. Potentially dilutive common shares as of September 30, 2000 aggregate 22,749,300 that could result from the exercise of options, warrants, and the conversion of debentures and/or the Series E and Series F Preferred Stock. Exercise or conversion of certain of these instruments is restricted based on defined holding periods or vesting schedules.

Note 5.  Restatement of Amounts Previously Reported

The September 30, 1999 financial statements contain certain restatements of amounts previously reported. The restatements were the result of inquiries made by the SEC regarding the accounting treatment for transactions revolving around the Company's debt and equity securities, including grants of options/stock, convertible debentures, and convertible preferred stock. As a result, the Company has restated several amounts, which are described below. The tables below identify significant changes to balances in the financial statements.

The revision for the grant of options relates to the Company recognizing a prepaid expense for the fair value of options at the time it entered into two agreements to issue options, the related services for which were never performed. Therefore, the Company reversed the accounting for these transactions. See Items 1 and 6 below for the impact on the balance sheet and
Item 1 below for the impact on the statement of operations and comprehensive net income (loss). This reduction of other current assets is less than the amount of the adjustment to additional paid-in capital in Item 4 because of the reversal of the amortization of the prepaid expense recorded during the year ended March 31, 1999.

The  revision  for the Series E  Preferred  Stock was to record the  issuance of
shares  to  officers  for  which  the  Company  did  not  previously   recognize
compensation expense during the year ending March 31, 1999.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)



Note 5.           Restatement of Amounts Previously Reported (continued)

The revision in Item 3,4, and 5 below is to reflect accounting necessary for a beneficial conversion feature included in $650,000 of debentures convertible into shares of Series E Preferred Stock at a discount from the trading price of the Series E Preferred Stock.

The following is a summary of the impact of the restatements on the September 30, 1999 consolidated financial statements which include the cumulative effects of the restatements made to the March 31, 1999 financial statements.

Balance Sheet

1.       Reduction of other current assets for options not ultimately issued, net of previously recorded amortization      $(65,510)
2.       Increase in Series E Preferred Stock for issuance of shares                                                         79,000
3.       Increase in additional paid-in capital for beneficial conversion feature of convertible debentures                 650,000
4.       Reduction in additional  paid-in capital for  extraordinary  gain from  modification of debt terms,
         which was considered a debt extinguishment from significant modification in terms under EITF 96-19                (650,000)
5.       Increase in additional paid-in capital for beneficial  conversion feature of revised convertible
         debentures treated as new debt instruments                                                                         650,000
6.       Reduction in additional paid-in capital for cancellation of options                                                (79,000)
7.       Additional net loss in accumulated  deficit.  The increase in accumulated  deficit is attributable to a cumulative increase of $718,634  for the year ended March 31,  1999,  less $3,124 in operating expenses attributed  to the reversal of  amortization  expense of prepaid  stock  options that were
         not issued.                                                                                                        715,510
8.       Net reduction in stockholders' equity                                                                              (65,510)


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


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
                                                           ===============  ================  ===============

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


Note 5.  Restatement of Amounts Previously Reported (continued)

Consolidated statement of operations and comprehensive loss:

For the six months ended September 30,1999:

       Operating expenses                                  $     7,545,358  $         (3,124) $     7,542,234
       Effective interest for beneficial
         conversion feature                                              -           650,000          650,000
       Extraordinary gain on extinguishment
          of debt                                                        -           650,000          650,000

       Comprehensive net income (loss)                     $    (2,506,108) $          3,124  $    (2,502,984)
                                                           ===============  ================  ===============
       Net income (loss) applicable to
         common shares                                     $    (3,890,625) $          3,124  $    (3,887,501)
                                                           ===============  ================  ===============
       Basic and diluted income (loss) per
         common share and share equivalents                $         (.70)  $              -  $         (.70)
                                                           ===============  ================  ===============

For the three months ended September 30,1999:

       Operating expenses                                  $     3,790,268  $         (1,562) $     3,788,706

       Comprehensive net income (loss)                     $      (956,507) $          1,562  $      (954,945)
                                                           ===============  ================  ===============
       Net income (loss) applicable to
         common shares                                     $    (1,755,909) $          1,562  $    (1,754,347)
                                                           ===============  ================  ===============

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)




Note 6.  Subsequent Events


On November 20, 2000, Toys entered into a $12,000,000, three-year revolving credit facility (the "Paragon Facility") with Paragon Capital LLC; an asset based lending institution affiliated with Foothill Capital, a subsidiary of Wells Fargo Bank. While the Paragon Facility carries several possible advance rates against Toys' inventory, the pricing on the primary lending facility is at the prime rate plus 1 1/2%. The Company guaranteed the Paragon Facility. The agreement calls for a 90-day period for Paragon to determine the covenant requirements to be maintained under the agreement. The Paragon Facility also called for the issuance of a warrant by Toys for 400,000 shares at a strike price of $1.50 per share, which is higher than the current trading price for Toys' common stock. The warrant will be valued at fair value and recorded as debt issuance cost.

         This Paragon Facility replaces the Company's previous credit facility with FINOVA Capital Corporation.

         In October 2000, the Company debuted its new concept in electronic commerce with the launch of www.tx40.net and www.toys.tx40.de. Tx40 is the Company's new concept of using an evolving storyline to bring viewers to its websites. Toys.tx40.de is the company's related e-commerce website in Germany. In November 2000, the Company launched www.toys.tx40.com as its related e-commerce website in the United States. In addition to prior amounts expended, through the six months ended September 30 2000, the Company invested $1,605,774 in this project. That investment is shown net of accumulated amortization, on the September 30, 2000 balance sheet as a balance of $2,181,539 under the description "web-site development costs."

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     This Report on Form 10-QB and the following "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any
statements  regarding  future  economic  conditions  or  performance,   and  any
statements of assumptions underlying any of the foregoing in some cases, forward-looking statements can be identified by the use of terminology such as "may", "will", "expects", "plans", "anticipates", "estimates", "potential", or "continue" or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements are subject to inherent risks and uncertainties. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results might differ.

     The Company has two subsidiaries, Toys International.COM, Inc. ("Toys") and Play Co. Toys Canyon Country, Inc. ("Canyon"). Toys currently operates all thirty-six of the Company's stores, of which Canyon holds the lease for one of Toys' retail locations.

For the three months ended September 30, 2000 compared to the three months ended September 30, 1999

     The Company generated net sales of $8,958,205 in the three months ended September 30, 2000. This represented an increase of $2,091,086, or 31%, from net sales of $6,867,119 in the three months ended September 30, 1999. All of this sales growth can be attributed to the Company's new stores as the Company's Internet operations in the United States and Germany ("Internet Operations") contributed approximately $52,000 less in sales than in the September 1999 period and since the Company's same store sales declined by approximately 2% for the period.

     The Company ended September 2000 with 34 retail locations in nine states, compared to 31 retail locations in seven states at the end of fiscal year 2000. During the quarter, the Company opened one new store in Las Vegas, Nevada.

     The Company posted a gross profit of $3,338,324 in the three months ended September 30, 2000, reflecting an increase of $72,106, or 2.2%, from the gross profit of $3,266,218 in the three months ended September 30, 1999. This increase was due to the above noted growth in sales.

The Company's gross margin of 37.3% in the September 2000 period was 10.3% below the gross margin of 47.6% achieved in the September 1999 period. The primary reasons for the gross margin decline were a 16.9% gross margin contribution from the Internet Operations in the September 2000 period compared to a 58.3% contribution in the September 1999 period and to a decline in the margin of products sold in the stores during the quarter.

     Operating expenses (excluding depreciation and amortization expenses) for the three months ended September 30, 2000 were $7,180,310. This represented a $3,391,604 or 89.5%, increase over the Company's operating expenses of $3,788,706 in the three months ended September 30, 1999. The primary reasons for the operating expense increase were operating expenses relating to the Internet segment of approximately $773,000, an increase in payroll and related expenses of $1,982,000. The payroll expense increase was due to the addition of a new President of Toys, a new Director of MIS, as well as several middle managers and employees at the Company's new stores.

     During the three months ended September 30, 2000, the Company recorded non-cash depreciation and amortization expense of $615,674, a $387,160 increase from depreciation and amortization expense of $228,514 in the period ended September 30, 1999. The primary reason for the depreciation and amortization expense increase was the depreciation related to the fixed assets purchased for the seven new stores that opened during fiscal year 2000 and three new stores opened in the first half of the current fiscal year. Additionally, the Company capitalized development costs for its websites, and began amortizing these costs in December 1999.

     Total operating expenses (operating expenses combined with depreciation and amortization) in the September 2000 period were $7,795,984, representing a $3,778,764, or 94.1%, increase from total operating expenses of $4,017,220 in the September 1999 period.

     As a result of the $72,106 increase in gross profit less the $3,778,764 increase in total operating expenses, the Company's operating loss increased by $3,706,658 from $751,002 during the three months ended September 30, 1999 to $4,457,660 during the three months ended September 30, 2000.

     Interest expense totaled $146,300 for the three months ended September 30, 2000. This represented a $201,140 decrease from interest expense of $347,440 for the three months ended September 30, 1999. The primary reason for the decreased level of interest expense was a lower level of borrowings in the three months ended September 30, 2000 than in the September 1999 period.

     As a result of the above-mentioned factors, the Company recorded a loss before minority interest in consolidated subsidiary of $4,603,960 for the three months ended September 30, 2000. This represented a $3,505,528 increase over the net loss before minority interest of $1,098,442 recorded in the three months ended September 30, 1999.

     During the three months ended September 30, 2000, the Company recorded a minority interest in the loss of the consolidated Toys subsidiary of $1,409,889. This minority interest arose out of various sales of stock in the Company's Toys subsidiary.

The minority interest of $1,409,889 was a $1,266,392 increase over the minority interest of $143,497 in the three months ended September 30, 1999. This minority interest represented a reduction in the Company's net loss in both periods.

     As a result of the above factors, the Company recorded a net loss of $3,248,317 in the three months ended September 30, 2000. This represented a $3,383,482 increase over the net loss of $954,945 posted in the three months ended September 30, 1999.

     In the three months ended September 30, 2000, the Company recorded other items of comprehensive loss of $34,633 that related to foreign currency translation adjustments arising from Toys Internet operations in Germany. There were no foreign currency translation adjustments in the September 1999 period.

     For the three months ended September 30, 2000, the net loss of $3,282,950 was not impacted by non-cash dividends in order to determine the net loss applicable to common shares, as there were no issuances of convertible preferred stock. This compares with $799,402 of non-cash dividends recorded in the three-month period ended September 30, 1999. The non-cash dividends represented amortization of the discount recorded upon issuance of Series E and Series F preferred stock with a beneficial conversion feature.

     The basic and diluted loss per share for the three months ended September 30, 2000 was $(0.26) compared to basic and diluted loss per share of $(0.32) for the three months ended September 30, 1999. The weighted average number of common shares outstanding increased from 5,548,852 in the September 1999 period to 12,821,498 in the September 2000 period.

For the six months ended September 30, 2000 compared to the six months ended September 30, 1999

     The Company generated net sales of $15,976,298 in the six months ended September 30, 2000. This represented an increase of $2,600,614, or 19.4%, from net sales of $13,375,684 in the three months ended September 30, 1999. All of this sales growth can be attributed to the Company's new stores as the Internet Operations contributed approximately $11,000 less than in the September 1999 period and since same store sales declined by approximately 11% for the period.

     The Company ended September 2000 with 34 retail locations in nine states, compared to 31 retail locations in seven states at the end of fiscal year 2000. During the six-month period, the Company opened three new stores in Nashville, TN, Orlando, FL and in Las Vegas, NV.

     The Company posted a gross profit of $6,401,749 in the six months ended September 30, 2000, reflecting an increase of $390,180, or 6.5%, from the gross profit of $6,011,569 in the six months ended September 30, 1999. This increase was due to the above noted growth in sales. The Company's gross margin of 40.1% in the September 2000 period was 4.8% below the gross margin of 44.9% achieved in the September 1999 period. The primary reasons for the gross margin decline were a 0.4% gross margin contribution from the Internet Operations in the September 2000 period compared to a 59% contribution in the September 1999 period and to a decline in the margin of products sold in the stores during the period.

     Operating expenses (excluding depreciation and amortization expenses) for the six months ended September 30, 2000 were $12,721,623. This represented a $5,179,389, or 68.7%, increase over the Company's operating expenses of $7,542,234 in the six months ended September 30, 1999. The primary reasons for the operating expense increase were operating expenses relating to the Internet segment of approximately $1,580,000, an increase in payroll and related expenses of $859,000 and an increase in rent expense of $1,098,000. The payroll expense increase was due to the addition of a new President for Toys, a new Director of MIS, as well as several middle managers and employees at the Company's new stores. The growth of rent expense was the result of adding additional stores.

     During the six months ended September 30, 2000, the Company recorded non-cash depreciation and amortization expense of $1,167,792, a $714,830 increase from depreciation and amortization expense of $452,982 in the period ended September 30, 1999. The primary reason for the depreciation and amortization expense increase was the depreciation related to the fixed assets purchased for the seven new stores that opened during fiscal year 2000 and three new stores opened in the first half of the current fiscal year.

     Total operating expenses (operating expenses combined with depreciation and amortization) in the September 2000 period were $13,889,415, representing a $5,894,199, or 73.7%, increase from total operating expenses of $7,995,216 in the September 1999 period.

     As a result of the $390,180 increase in gross profit less the $5,174,389 increase in total operating expenses, the Company's operating loss increased by $5,504,019 from $1,983,647 during the six months ended September 30, 1999 to $7,487,666 during the six months ended September 30, 2000.

     Interest expense totaled $797,413 for the six months ended September 30, 2000. This represented a $515,421 decrease from interest expense of $1,312,834 for the six months ended September 30, 1999. The primary reason for the decreased level of interest expense was a lower level of borrowings in the six months ended September 30, 2000 than in the September 1999 period. The September 2000 interest expense included a $500,000 non-cash charge related to the winding up of a financing agreement with ZD Group LLC ("ZD"), a related party. For the September 1999 period, the Company recognized non-cash interest expense of
$650,000 attributable to the beneficial conversion feature of its then outstanding convertible debentures.

     As a result of the above-mentioned factors, the Company recorded a loss before minority interest in consolidated subsidiary of $8,285,079 for the six months ended September 30, 2000. This represented a 4,988,598 increase over the net loss before minority interest of $3,296,481 recorded in the six months ended September 30, 1999.

     During the six months ended September 30, 2000, the Company recorded a minority interest in the loss of the consolidated Toys subsidiary of $2,508,646. This minority interest arose out of various sales of stock in the Company's Toys subsidiary. The minority interest of $2,508,646 was a $2,365,149 increase over the minority interest of $143,497 in the six months ended September 30, 1999.

     This minority interest represented a reduction in the Company's net loss in both periods. As a result of the above factors, the Company recorded a net loss before extraordinary gain of $5,830,679 in the six months ended September 30, 2000. This represented a $2,677,695 increase over the net loss of $3,152,984 posted in the six months ended September 30, 1999.

     In the six months ended September 30, 1999, the Company recorded an extraordinary gain of $650,000. This gain arose out of the modification of the terms of certain convertible debentures in the September 1999 period.

     In the six months ended September 30, 2000, the Company recorded other comprehensive loss of $68,115 that related to foreign currency translation adjustments arising from Toys Internet operations in Germany. There were no foreign currency translation adjustments in the September 1999 period.

     For the six months ended September 30, 2000, the net loss of $5,898,794 was reduced by non-cash dividends of $500,000 in order to determine the net loss applicable to common shares. This compares with $1,384,517 of non-cash dividends recorded in the six-month period ended September 30, 1999. The non-cash dividends represent amortization of the discount recorded upon issuance of Series E and Series F preferred stock with a beneficial conversion feature.

     The basic and diluted loss per share for the six months ended September 30, 2000 was $(0.45) compared to basic and diluted loss per share of $(0.70) for the six months ended September 30, 1999. The weighted average number of common shares outstanding increased from 5,537,457 in the September 1999 period to $14,104,679 in the September 2000 period.

Liquidity and Capital Resources

     At September 30, 2000, the Company had a working capital position of $7,096,087 compared to a working capital position of $13,550,389 at March 31, 2000. The primary factors in the $6,454,302 decrease in working capital were a $1,826,854 reduction in the Company's net investment in inventories (increase in inventories less increase in accounts payable).

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

     During the six-month period ended September 30, 2000, the Company used $5,143,145of cash in its operations compared to $3,777,012 used in operations in the six-month period ended September 30, 1999. The Company's net loss was $5,830,679 and $2,502,984, respectively, in those periods. The primary reason the Company used a far lower level of cash in its operating activities than its loss was due to a decrease in its net investment (increase in inventories less increase in accounts payable) in inventories of $1,826,854.

     The Company used $3,842,175 of cash in its investing activities during the six-month period ended September 30, 2000 compared to $1,919,427 in the six-month period ended September 30, 1999. Investing activity consisted of the purchase of equipment and fixtures for new stores, totaling to $2,236,401, and investing in the Company's website totaling to $1,605,774.

     The Company generated $2,904,878 of cash from its financing activities in the six-month period ended September 30, 2000 compared to the generation of $5,947,650 from financing activities in the six-month period ended June 30, 1999. The primary contributors to the Company's financing activities in the 2000 period were $3,097,331 in net borrowings on the Company's line of credit. Those proceeds were used to finance the Company's working capital requirements and capital expenditures during the six-month period ended September 30, 2000. The primary factor in the prior period was $2,911,108 in net borrowings on the Company's line of credit.

     As a result of the above factors, the Company had a net decrease in cash of $6,148,557 in the six-month period ended September 30, 2000 compared to a net increase in cash of $251,211 in the six-month period ended September 30, 1999.

     Electronic commerce represents another area that will result in significant capital expenditures for the company in fiscal 2001. In October 2000, the Company debuted its new concept in electronic commerce with the launch of www.tx40.net and www.toys.tx40.de. TX40 is the Company's new concept of using an evolving storyline to bring viewers to its websites. Toys.tx40.de is the Company's related e-commerce website in Germany. In November 2000, the Company launched www.toys.tx40.com as its related e-commerce website in the United States. Through the six months ended September 2000, the Company had invested $2,181,539 in this project.

     On November 20, 2000, Toys entered into a $12,000,000, three-year revolving credit facility (the "Paragon Facility") with Paragon Capital LLC; an asset based lending institution affiliated with Foothill Capital, a subsidiary of Wells Fargo Bank. While the Paragon Facility carries several possible advance rates against Toys' inventory, the pricing on the primary lending facility is at the prime rate plus 1 1/2%. The Company guarantied the Paragon Facility. The Paragon Facility also called for the issuance of a warrant by Toys for 400,000 shares at a strike price of $1.50 per share, which is higher than the current trading price for Toys' common stock. The warrant will be valued at fair value and recovered as debt issuance cost.

     The Paragon Facility replaces the Company's previous credit facility with FINOVA Capital Corporation.

Trends Affecting Liquidity, Capital Resources and Operations

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



PART II

Item 1.  Legal Proceedings

     On or about November 16, 2000 a complaint was filed against the Company by certain purported holders of the Company's Series F Preferred Stock and Options to purchase shares of Series F Preferred Stock ("Securityholders") in the Supreme Court of the State of New York, County of New York. The Securityholders allege, among other things, breaches of contract relating to certain registration rights that they allege are contained in the stock purchase agreement governing the purchase of such securities. The complaint seeks, among other things, an award of damages in the aggregate of $159,500, $11,000 per month, commencing October 25, 2000, for each month that a registration statement is not declared effective, interest, unspecified damages and reimbursement of the costs and expenses of such legal action. The Company is in the process of evaluating the claims.


Item 2.           Changes in Securities and st of Proceeds

         None

Item 3.           Defaults Upon Senior Securities

         None

Item 4.           Submission of Matter to a Vote of Security Holders

         None

Item 5.           Other Information

         None

Item 6.           Exhibits and Reports on From 8-K

a)       Exhibit 27.1 - Financial Data Schedule
b) The Company filed one report on From 8-K during the quarter ended September 30, 2000. Such report was filed on September 18, 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of November 2000



                                           PLAY CO. TOYS & ENTERTAINMENT CORP.


                              By:      /s/ Richard L. Brady
                                           Richard L. Brady
                                           President and Chief Executive Officer

                              By:      /s/ James B. Frakes
                                           James B. Frakes
                                           Chief Financial Officer