Form 10QSB/A
period 2000-09-30
PLAY CO TOYS & ENTERTAINMENT CORP
filed 2001-01-02
CIK 927643

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A-1
                                   (Mark One)

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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.

                                TABLE OF CONTENTS

PART I.                                             FINANCIAL INFORMATION                                       Page Number

Item 1.             FINANCIAL STATEMENTS

                    Condensed consolidated balance sheets as of September 30, 2000 (unaudited) and March                  3
                    31, 2000.

                    Condensed consolidated statements of operations and comprehensive net loss for three
                    months and six months ended September 30, 2000 and 1999 (unaudited).                                  4

                    Condensed consolidated statements of cash flows for the six months ended September
                    30, 2000 and 1999 (unaudited).                                                                        6

                    Notes to condensed consolidated financial statements                                                  7

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS
                                                                                                                         14
PART II.                                              OTHER INFORMATION


Item 1.             LEGAL PROCEEDINGS                                                                                    21

Item 2.             CHANGES IN SECURITIES AND USE OF PROCEEDS                                                            21

Item 3.             DEFAULTS UPON SENIOR SECURITIES                                                                      21

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                  21

Item 5.             OTHER INFORMATION                                                                                    21

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K                                                                     21

                    Signatures                                                                                           22


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                      September 30, 2000          March 31, 2000
                                                                                    -----------------------     -------------------
                                                                                         (Unaudited)
Current
           Cash                                                                                 $  30,450            $ 6,179,007
           Accounts receivable                                                                     99,270                676,456
           Merchandise inventories                                                             18,523,931             14,111,236
           Marketable securities                                                                4,250,000                      -
           Other current assets                                                                   408,868                 20,000
                                                                                              -----------            -----------
                                           Total current assets                                23,312,519             20,986,699
Property and Equipment,         Net of accumulated
           depreciation and amortization of $5,987,224
           and $4,058,603  respectively                                                         8,742,215              7,398,621

Website development costs                                                                       3,081,149              1,753,193

Deposits and other assets                                                                       2,109,681              2,145,268
                                                                                              -----------            -----------
                                                                                              $37,245,564           $ 32,283,781
                                                                                              ===========           ============

                       LIABILITIES & STOCKHOLDERS' EQUITY


Current
          Accounts payable                                                                   $ 11,205,368             $6,110,161
          Accrued expenses and other liabilities                                                1,241,151                892,428
          Current portion of notes payable and capital leases                                     187,696                386,179
          Borrowings under financing agreement                                                  3,144,873                 47,542
                                                                                              -----------            -----------
                Total current liabilities                                                      15,779,088              7,436,310

Notes payable and capital leases, net of current portion                                          994,797                988,767
Deferred rent liability                                                                           135,008                135,607
                                                                                              -----------            -----------
                        Total liabilities                                                      16,908,893              8,560,684
                                                                                              -----------            -----------

Minority interest in subsidiary                                                                 7,513,308              9,943,407
                                                                                              -----------            -----------

Stockholders' equity:
          Convertible series E preferred stock, $1 par, 25,000,000 shares
            authorized: 1,536,550 and 8,377,640 shares outstanding                              1,216,098              7,349,154
          Convertible series F preferred stock, $0.01 par,
            5,500,000 shares authorized; 750,000
            shares outstanding, respectively                                                      750,000                750,000
          Common stock, $.01 par value, 160,000,000 shares authorized;
            83,718,097 and 11,227,568 shares outstanding,                                         837,181                112,275
              respectively
          Additional paid-in-capital                                                           43,805,181             33,053,724
          Accumulated deficit                                                                 (33,785,097)           (27,485,463)
                                                                                              -----------            -----------
                                           Total stockholders' equity                          12,823,363             13,779,690
                                                                                              -----------            -----------
                                                                                             $ 37,245,564            $32,283,781
                                                                                             ============            ===========

                                       3
            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE NET LOSS
                                   (Unaudited)

                                                             Three Months Ended September 30,       Six Months Ended September 30,
                                                                             Restated (Note 5)                    Restated (Note 5)
                                                                2000                 1999                2000                1999
                                                             -----------           ---------         -----------         -----------
Net sales                                                    $9,027,051          $6,867,119         $16,045,144         $13,375,684

Cost of Sales                                                 5,713,565           3,600,901           9,668,233           7,364,115
                                                             -----------           ---------         -----------         -----------

                                   Gross profit               3,313,486           3,266,218           6,376,911           6,011,569
                                                             -----------           ---------         -----------         -----------

Operating expenses:
                Operating expenses                            6,972,704            3,788,706         12,514,011           7,542,234
                Depreciation and amortization                   611,423              228,514          1,163,547             452,982
                                                             -----------           ---------         -----------         -----------

                                   Total operating expenses   7,584,127            4,017,220         13,677,558           7,995,216
                                                             -----------           ---------         -----------         -----------

Operating loss                                               (4,270,641)           (751,002)         (7,300,647)         (1,983,647)
                                                             -----------           ---------         -----------         -----------

Interest expense:
                Interest and finance charges                    146,300              300,016            797,413             584,680
                Amortization of debt issuance costs                   -               47,424                  -              78,154
                Effective non-cash interest expense                   -
                from beneficial conversion feature                    -                    -                  -             650,000
                                                             -----------           ---------         -----------         -----------
                                   Total interest expense       146,300              347,440            797,413           1,312,834
                                                             -----------           ---------         -----------         -----------

Net loss before minority                                     (4,416,941)          (1,098,442)        (8,098,060)         (3,296,481)
interest, income taxes and
extraordinary item

Provision for income taxes                                       54,246                    -             54,246                   -
                                                             -----------           ---------         -----------         -----------

Net loss before minority interest and
extraordinary item                                           (4,471,187)          (1,098,442)        (8,152,306)         (3,296,481)

Minority interest in loss of consolidated subsidiary          1,331,341              143,497          2,430,098             143,497
                                                             -----------           ---------         -----------         -----------


Net loss before extraordinary gain                           (3,139,846)           (954,945)         (5,722,208)         (3,152,984)

Extraordinary gain on modification of debt terms                      -                   -                   -             650,000
                                                             -----------           ---------         -----------         -----------

 Net loss                                                    (3,139,846)           (954,945)         (5,722,208)        (2,502,984)

Other comprehensive income (loss)                               (44,007)                  -             (77,489)                 -
                                                             -----------           ---------         -----------         -----------
Comprehensive net loss                                      $(3,183,853)         $ (954,945)        $(5,799,697)       $ (2,502,984)
                                                             ===========           =========         ===========         ===========


                                        4
            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE NET LOSS
                                   (Unaudited)
                                   (continued)


Calculation of basic and diluted loss per share:
Net loss ..................................................   $ (3,139,846)   $   (954,945)   $ (5,722,208)   $ (2,502,984)
Effects of non-cash dividends on convertible
   preferred stock ........................................           --          (799,402)       (500,000)     (1,384,517)
                                                              -------------   -------------   -------------   -------------
 Net loss applicable to common  shares ....................   $ (3,139,846)   $ (1,754,347)   $ (6,222,208)   $ (3,887,501)
                                                              =============   =============   =============   =============
Basic and diluted loss per common share
   and share equivalents ..................................   $       (.05)   $      (0.32)   $       (.13)   $      (0.70)
                                                              =============   =============   =============   =============

Weighted average number of common shares ..................     63,089,166       5,548,852      46,544,721       5,537,457
   and share equivalents outstanding                          =============   =============   =============   =============





                                       5
            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Six-months Ended September 30,
                                                                                                            Restated (Note 5)
                                                                                                  2000           1999
                                                                                            --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss .........................................................................   $ (5,722,208)   $ (2,502,984)
        Adjustments used to reconcile net loss to net
          cash used in operating activities:

               Depreciation and amortization .............................................      1,163,547         452,982
               Minority interest in net loss of subsidiary ...............................     (2,430,098)       (143,497)
               Deferred rent .............................................................           (599)          4,112
               Extraordinary gain ........................................................           --          (650,000)
               Effective interest for beneficial conversion feature ......................        500,000         650,000
               Other .....................................................................         93,368
        Increase (decrease) from changes in:
               Accounts receivable .......................................................        577,186         (74,166)
               Merchandise inventories ...................................................     (4,412,695)     (3,621,341)
               Other current assets ......................................................       (388,868)       (650,462)
               Deposits and other assets .................................................         35,587        (299,250)
               Accounts payable ..........................................................      5,095,207       4,094,181
               Accrued expenses and other liabilities ....................................        348,723        (334,299)
                                                                                              ------------    ------------
                                  Net cash used in operating activities ..................     (5,140,850)     (3,074,724)
                                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment ..............................................     (2,229,323)     (1,919,427)
        Web Site Development .............................................................     (1,605,774)       (702,288)
                                                                                              ------------    ------------
                                 Net cash used in investing activities ...................     (3,835,097)     (2,621,715)
                                                                                              ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of preferred and common stock .............................                      3,540,504
        Borrowings under financing agreement .............................................     12,000,000      21,157,590
        Repayments under financing agreement .............................................     (8,902,669)    (18,246,482)
        Repayments under notes payable and capital leases ................................       (192,453)       (503,962)
                                                                                              ------------    ------------
                                  Net cash provided by financing activities ..............      2,904,878       5,947,650
                                                                                              ------------    ------------

Effect of exchange rate on cash ..........................................................        (77,488)
                                                                                              ------------    ------------
Net increase (decrease) in cash ..........................................................     (6,148,557)        251,211

Cash at beginning of period ..............................................................      6,179,007         125,967
                                                                                              ------------    ------------
Cash at end of period ....................................................................   $     30,450    $    377,178
                                                                                              ============    ============





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

Assets
     Retail ...............................   $32,593,975
     Internet .............................     4,651,589
                                              -----------
                                              $37,245,564
For the Six-Months Ended September 30, 2000

Capital Expenditures
     Fixed Assets .........................   $ 2,229,323
     Website Development costs ............     1,605,774
                                              -----------
                                              $ 3,835,097
Sales
     Retail ...............................   $15,764,210
     Internet .............................       280,934
                                              -----------
                                              $16,045,144
                                              ===========

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

Note 2.               Segment Information (continued)



Gross Profit(loss)
     Retail ...........   $ 6,400,544
     Internet .........       (23,633)
                          -----------
                          $ 6,376,911

Operating Income (loss)
     Retail ...........   $(5,654,365)
     Internet .........    (1,646,282)
                          -----------
                          $(7,300,647)

Note 3    American Telecom PLC Stock Exchange with DIG Financial Corp.

The Company entered into a Stock Purchase Agreement dated September 1, 2000 (the "Agreement"), with DIG Financial Corp., a British Virgin Island corporation ("DIG"). The Agreement provides for the sale of an aggregate of 26,315,789 shares of the Company's authorized, but unissued, shares of Common Stock ("Play Co. Stock") to DIG in exchange for 1,086,957 Ordinary 1 pence par value shares ("Ordinary Shares") of American Telecom, PLC ("American Telecom'), owned by DIG. American Telecom is a corporation formed under the laws of the United Kingdom. American Telecom Ordinary Shares are traded on OFEX, an off-exchange share matching and trading facility enabling London Stock Exchange member firms to deal in securities of unlisted and unquoted companies. American Telecom is an affiliated entity. European American Capital Foundation ("EACF") owns 80% of the outstanding shares of American Telecom. EACF also owns approximately 30% of the outstanding common shares of Play Co.

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

Based on the contractual value of $5 million for the stock exchange, this was determined to be the nominal value of the Play Co. shares issued. However, due the Play Co. shares being unregistered, and the fact that the shares are lightly traded and not readily marketable for such a large trading block, the Company recognized a 15% valuation discount to determine the fair value of the shares issued. Therefore, the Company valued the stock exchange transaction at $4,250,000.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


Note 3. American Telecom PLC Stock Exchange with DIG Financial Corp.
        (continued)

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


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


Note 5.  Restatement of Amounts Previously Reported (continued)

Statement of Operations and Comprehensive Net Income (Loss)

For the three months ended September 30, 1999:

1.       Decrease in operating expenses from reversal of amortization of stock
         options not issued                                                              $        (1,562)

For the six months ended September 30, 1999:

1.       Decrease in operating expenses from reversal of amortization of stock
         options not issued                                                              $        (3,124)
2.       Additional  effective  non-cash  interest expense  attributable to the beneficial  conversion  feature of revised  convertible  debentures
         treated as new debt instruments                                                          650,000
3.       Extraordinary  gain from  modification of debt terms,  since such modifications  were  significant to be considered as a debt
         extinguishment under EITF 96-19                                                 $       (650,000)
                                                                                         -----------------

         Decrease in net loss for the six-months ended September 30, 1999                $         (3,124)
                                                                                         =================


The effects on the Company's previously submitted September 30, 1999 financial statements are summarized as follows.

                                                             Previously         Increase
                                                              Reported         (Decrease)        Restated
                                                           ---------------  ----------------  ---------------
Consolidated balance sheet:
       Other current assets                                $     2,425,601  $        (65,510) $     2,360,091

           Total assets                                    $    29,485,279  $        (65,510) $    29,419,769
                                                           ===============  ================  ===============

       Series E convertible preferred stock                $     6,638,047  $         79,000  $     6,717,047
       Additional paid-in capital                               17,960,428           571,000       18,531,428
       Accumulated deficit                                      19,898,304           715,510       20,613,814

          Total liabilities and stockholders' equity       $    29,485,279  $        (65,510) $    29,419,769
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

         The Paragon Facility replaces the Company's previous credit facility with FINOVA Capital Corporation.

         In order to support its inventory needs for the upcoming holiday season, in October 2000, the Company borrowed an aggregate of $750,000 ("Bridge Loan") from ZD Group LLC ("Bridge Lender") - a related New York limited liability company, the beneficiary of which is a member of the family of the Company's chairman. The Company paid $48,000 in consulting fees to CDMI Capital Corp. ("CDMI," a British Virgin Islands corporation of which Moses Mika, then a director of the Company, was a shareholder) for assisting the Company in arranging the Bridge Loan.

         The Bridge Loan and accrued interest of $20,000 was repaid on November 24, 2000 following the initial funding of the Paragon Facility. In September 2000, in anticipation of receiving the Bridge Loan from DIG Financial Corp. ("DIG"), rather than ZD Group LLC, the Company granted to DIG a security interest in certain of its assets. Since the Bridge Lender ultimately was ZD Group LLC and not DIG, upon receipt of the loan from the Bridge Lender, the Security Agreement was assigned by DIG to the Bridge Lender. The security interest was terminated upon repayment of the Bridge Loan.

         In October 2000, the Company debuted its new concept in electronic commerce with the launch of www.tx40.net and www.toys.tx40.de. Tx40 is the Company's new concept of using an evolving storyline to bring viewers to its websites. Toys.tx40.de is the company's related e-commerce website in Germany. In November 2000, the Company launched www.toys.tx40.com as its related e-commerce website in the United States. In addition to prior amounts expended, through the six months ended September 30 2000, the Company invested $1,605,774 in this project. That investment of $2,181,539 is shown net of accumulated amortization on the September 30, 2000 balance sheet, included under the description "web-site development costs."

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

     The Company has two subsidiaries, Toys International.COM, Inc. ("Toys") and Play Co. Toys Canyon Country, Inc. ("Canyon"). Toys currently operates all thirty-eight of the Company's stores, of which Canyon holds the lease for one of Toys' retail locations.

For the three months ended September 30, 2000 compared to the three months ended September 30, 1999

     The Company generated net sales of $9,027,051 in the three months ended September 30, 2000. This represented an increase of $2,159,932, or 31%, from net sales of $6,867,119 in the three months ended September 30, 1999. All of this sales growth can be attributed to the Company's new stores as the Company's Internet operations in the United States and Germany ("Internet Operations") contributed approximately $52,000 less in sales than in the September 1999 period and since the Company's same store sales declined by approximately 2% for the period.

     The Company ended September 2000 with 34 retail locations in nine states, compared to 31 retail locations in seven states at the end of fiscal year 2000. During the quarter, the Company opened one new store in Las Vegas, Nevada.

     The Company posted a gross profit of $3,313,486 in the three months ended September 30, 2000, reflecting an increase of $47,268, or 1.4%, from the gross profit of $3,266,218 in the three months ended September 30, 1999. This increase was due to the above noted growth in sales.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


The Company's gross margin of 36.7% in the September 2000 period was 10.9% below the gross margin of 47.6% achieved in the September 1999 period. The primary reasons for the gross margin decline were a negative 11.9% gross margin from the Internet Operations in the September 2000 period compared to a 58.3% contribution in the September 1999 period and to a decline in the margin of products sold in the stores during the quarter. The Internet Operations generated the 58.3% gross margin in the September 1999 period largely through several highly margined sales on a business to business basis. There were no such highly margined sales in the September 2000 period.

     Operating expenses (excluding depreciation and amortization expenses) for the three months ended September 30, 2000 were $6,972,704. This represented a $3,183,998 or 84.0%, increase over the Company's operating expenses of $3,788,706 in the three months ended September 30, 1999. The primary reasons for the operating expense increase were operating expenses relating to the Internet segment of approximately $773,000, an increase in payroll and related expenses of $1,982,000. The payroll expense increase was due to the addition of a new President of Toys, a new Director of MIS, as well as several middle managers and employees at the Company's new stores.

     During the three months ended September 30, 2000, the Company recorded non-cash depreciation and amortization expense of $611,423, a $382,909 increase from depreciation and amortization expense of $228,514 in the period ended September 30, 1999. The primary reason for the depreciation and amortization expense increase was the depreciation related to the fixed assets purchased for the seven new stores that opened during fiscal year 2000 and three new stores opened in the first half of the current fiscal year. Additionally, the Company capitalized development costs for its websites, and began amortizing these costs in December 1999.

     Total operating expenses (operating expenses combined with depreciation and amortization) in the September 2000 period were $7,584,127, representing a $3,566,907, or 88.8%, increase from total operating expenses of $4,017,220 in the September 1999 period.

     As a result of the $47,268 increase in gross profit less the $3,566,907 increase in total operating expenses, the Company's operating loss increased by $3,519,639 from $751,002 during the three months ended September 30, 1999 to $4,270,641 during the three months ended September 30, 2000.

     Interest expense totaled $146,300 for the three months ended September 30, 2000. This represented a $201,140 decrease from interest expense of $347,440 for the three months ended September 30, 1999. The primary reason for the decreased level of interest expense was a lower level of borrowings in the three months ended September 30, 2000 than in the September 1999 period.

     As a result of the above-mentioned factors, the Company recorded a loss before minority interest in consolidated subsidiary of $4,416,941 for the three months ended September 30, 2000. This represented a $3,318,499 increase over the net loss before minority interest of $1,098,442 recorded in the three months ended September 30, 1999.

     During the three months ended September 30, 2000, the Company recorded a minority interest in the loss of the consolidated Toys subsidiary of $1,331,341. This minority interest arose out of various sales of stock in the Company's Toys subsidiary. The minority interest of $1,331,341 was a $1,187,844 increase over the minority interest of $143,497 in the three months ended September 30, 1999. This minority interest represented a reduction in the Company's net loss in both periods.

     As a result of the above factors, the Company recorded a net loss of $3,139,846 in the three months ended September 30, 2000. This represented a $2,184,901 increase over the net loss of $954,945 posted in the three months ended September 30, 1999.

     In the three months ended September 30, 2000, the Company recorded other items of comprehensive loss of $44,007 that related to foreign currency translation adjustments arising from Toys Internet operations in Germany. There were no foreign currency translation adjustments in the September 1999 period.

     For the three months ended September 30, 2000, the net loss of $3,183,853 was not impacted by non-cash dividends in order to determine the net loss applicable to common shares, as there were no issuances of convertible preferred stock. This compares with $799,402 of non-cash dividends recorded in the three-month period ended September 30, 1999. The non-cash dividends represented amortization of the discount recorded upon issuance of Series E and Series F preferred stock with a beneficial conversion feature.

     The basic and diluted loss per share for the three months ended September 30, 2000 was $(0.05) compared to basic and diluted loss per share of $(0.32) for the three months ended September 30, 1999. The weighted average number of common shares outstanding increased from 5,548,852 in the September 1999 period to 63,089,166 in the September 2000 period due to the continuing conversion of Series E Stock into common shares and the September 1, 2000 issuance of 26,315,789 common shares as discussed in Note 3 to the condensed consolidated financial statements.

For the six months ended September 30, 2000 compared to the six months ended September 30, 1999

     The Company generated net sales of $16,045,144 in the six months ended September 30, 2000. This represented an increase of $2,669,460, or 19.9%, from net sales of $13,375,684 in the three months ended September 30, 1999. All of this sales growth can be attributed to the Company's new stores as the Internet Operations contributed approximately $11,000 less than in the September 1999 period and since same store sales declined by approximately 11% for the period.

     The Company ended September 2000 with 34 retail locations in nine states, compared to 31 retail locations in seven states at the end of fiscal year 2000. During the six-month period, the Company opened three new stores in Nashville, TN, Orlando, FL and in Las Vegas, NV.

     The Company posted a gross profit of $6,376,911 in the six months ended September 30, 2000, reflecting an increase of $365,342, or 6.1%, from the gross profit of $6,011,569 in the six months ended September 30, 1999. This increase was due to the above noted growth in sales. The Company's gross margin of 39.7% in the September 2000 period was 5.2% below the gross margin of 44.9% achieved in the September 1999 period. The primary reasons for the gross margin decline were a negative 8.4% gross margin contribution from the Internet Operations in the September 2000 period compared to a 59% contribution in the September 1999 period and to a decline in the margin of products sold in the stores during the period. The Internet Operations generated the 59% gross margin in the September 1999 period largely through several highly margined sales on a business to business basis. There were no such highly margined sales in the September 2000 period. Operating expenses (excluding depreciation and amortization expenses) for the six months ended September 30, 2000 were $12,514,011. This represented a $4,971,777, or 65.9%, increase over the Company's operating expenses of $7,542,234 in the six months ended September 30, 1999. The primary reasons for the operating expense increase were operating expenses relating to the Internet segment of approximately $1,580,000, an increase in payroll and related expenses of $859,000 and an increase in rent expense of $1,098,000. The payroll expense increase was due to the addition of a new President for Toys, a new Director of MIS, as well as several middle managers and employees at the Company's new stores. The growth of rent expense was the result of adding additional stores.

     During the six months ended September 30, 2000, the Company recorded non-cash depreciation and amortization expense of $1,163,547, a $710,565 increase from depreciation and amortization expense of $452,982 in the period ended September 30, 1999. The primary reason for the depreciation and amortization expense increase was the depreciation related to the fixed assets purchased for the seven new stores that opened during fiscal year 2000 and three new stores opened in the first half of the current fiscal year.

     Total operating expenses (operating expenses combined with depreciation and amortization) in the September 2000 period were $13,677,558, representing a $5,682,342, or 71.1%, increase from total operating expenses of $7,995,216 in the September 1999 period.

     As a result of the $365,342 increase in gross profit less the $4,971,777 increase in total operating expenses, the Company's operating loss increased by $5,317,000 from $1,983,647 during the six months ended September 30, 1999 to $7,300,647 during the six months ended September 30, 2000.

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

     As a result of the above-mentioned factors, the Company recorded a loss before minority interest in consolidated subsidiary of $8,152,306 for the six months ended September 30, 2000. This represented a $4,855,825 increase over the net loss before minority interest of $3,296,481 recorded in the six months ended September 30, 1999.

     During the six months ended September 30, 2000, the Company recorded a minority interest in the loss of the consolidated Toys subsidiary of $2,430,098. This minority interest arose out of various sales of stock in the Company's Toys subsidiary. The minority interest of $2,430,098 was a $2,286,601 increase over the minority interest of $143,497 in the six months ended September 30, 1999.

     This minority interest represented a reduction in the Company's net loss in both periods. As a result of the above factors, the Company recorded a net loss before extraordinary gain of $5,722,208 in the six months ended September 30, 2000. This represented a $2,569,224 increase over the net loss of $3,152,984 posted in the six months ended September 30, 1999.

     In the six months ended September 30, 1999, the Company recorded an extraordinary gain of $650,000. This gain arose out of the modification of the terms of certain convertible debentures in the September 1999 period. The modification was of such significance that the amended debenture agreements were deemed to be substantially different by management. The original debentures were therefore accounted for as an extinguishment of debt.

     In the six months ended September 30, 2000, the Company recorded other comprehensive loss of $77,489 that related to foreign currency translation adjustments arising from Toys Internet operations in Germany. There were no foreign currency translation adjustments in the September 1999 period.

     For the six months ended September 30, 2000, the net loss of $5,722,208 was increased by non-cash dividends of $500,000 in order to determine the net loss applicable to common share of $6,222,208. This compares with $1,384,517 of non-cash dividends recorded in the six-month period ended September 30, 1999. The non-cash dividends represent amortization of the discount recorded upon issuance of Series E and Series F preferred stock with a beneficial conversion feature.

     The basic and diluted loss per share for the six months ended September 30, 2000 was $(0.13) compared to basic and diluted loss per share of $(0.70) for the six months ended September 30, 1999. The weighted average number of common shares outstanding increased from 5,537,457 in the September 1999 period to 46,544,721 in the September 2000 period due to the continuing conversion of Series E Stock into common shares and the September 1, 2000 issuance of 26,315,789 common shares as discussed in Note 3 to the condensed consolidated financial statements.

Liquidity and Capital Resources

     At September 30, 2000, the Company had a working capital position of $7,533,431 compared to a working capital position of $13,550,389 at March 31, 2000. The primary factor in the $6,016,958 decrease in working capital was the Company's use of cash for operating activities of approximately $5.1 million.

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

     During the six-month period ended September 30, 2000, the Company used $5,140,850 of cash in its operations compared to $3,074,724 used in operations in the six-month period ended September 30, 1999. The Company's net loss was $5,722,208 and $2,502,984, respectively, in those periods.

     The Company used $3,835,097 of cash in its investing activities during the six-month period ended September 30, 2000 compared to $2,621,715 in the six-month period ended September 30, 1999. Investing activity consisted of the purchase of equipment and fixtures for new stores, totaling to $2,229,323, and investing software development for the Company's website totaling to $1,605,774.

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

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of December 2000



                       PLAY CO. TOYS & ENTERTAINMENT CORP.


                              By:      /s/ Richard L. Brady
                                           Richard L. Brady
                                           President and Chief Executive Officer


                              By:      /s/ James B. Frakes
                                           James B. Frakes
                                           Chief Financial Officer