Form 10KSB/A
period 2000-03-31
PLAY CO TOYS & ENTERTAINMENT CORP
filed 2001-01-12
CIK 927643

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
         (State or Other Jurisdiction of                (I.R.S. Employer
           Incorporation or Organization)               Identification No.)

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

Ownership of the Company

     At fiscal year end March 31, 2000, approximately 22% of the outstanding shares of the Company's common stock, par value $0.01 (the "Common Stock"), were owned by United Textiles & Toys Corp. ("UTTC"). UTTC is a Delaware corporation and public company which was organized in March 1991 and commenced operations in October 1991. It formerly designed, manufactured, and marketed a variety of lower priced women's dresses, gowns, and separates (blouses, camisoles, jackets, skirts, and pants) for special occasions and formal events. In April 1998, UTTC ceased all operating activities; it now operates solely as a holding company. The president and a director of UTTC is Mr. Ilan Arbel who is also the president, chief executive officer, and a director of Multimedia Concepts International, Inc. ("MMCI"), the parent company of UTTC. MMCI owns approximately 25% of the Company and owns approximately 79% of UTTC common stock and is, in turn, owned approximately 62% by U.S. Stores Corp., a company of which Mr. Arbel is the president and a director. U.S. Stores Corp. is owned 100% by American Telecom PLC ("ATPLC"), a British public corporation, which is owned approximately 80% by Europe American Capital Foundation ("EACF"), a
Liechtenstein Trust, which is the parent corporation also of Frampton Industries, Ltd. ("Frampton") and ABC Fund, Ltd. ("ABC"), entities affiliated with the Company. Breaking Waves, Inc., a wholly owned subsidiary of ShopNet.Com, Inc., owns approximately 11% of the Company.

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


ITEM 3.  LEGAL PROCEEDINGS

     In October 1997, in the Superior Court of the State of California, County of San Bernardino, Foothill Marketplace, Ltd., a former lessor, commenced suit against the Company for breach of contract pertaining to premises located in Rialto, California. During the third quarter of fiscal year end 2000, the parties settled the action pursuant to a stipulated agreement whereby the Company remitted an initial cash payment of $35,000 and agreed to remit an aggregate $186,138 over the ensuing 36-month period. The Company recorded $156,405 on a discounted basis for this payment stream. In addition, the Company agreed to issue 100,000 shares of Common Stock to Foothill Marketplace. The Company recorded $42,500 in litigation related expenses for the shares based on the market value of the stock including a 15% discount applied, due to the restricted nature of the shares. The Company has estimated the total net present value of the settlement to be $233,905, net of related legal costs of $36,301.

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

-------------------------------------------------------------------------------------------------------------------

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

---------------------------- ------------------------ -------------------- ------------------- ----------------------
         Calendar                                                             Series E (2)         Series E (2)
          Period               Stock(1 Common) (3)       Warrants (1)       Preferred Stock          Warrants
          ------               ---------------           ------------       ----------------         --------

                                Low         High        Low       High        Low      High       Low        High
                                ---         ----        ---       ----        ---      ----       ---        ----
           1998
01/01/98 - 03/31/98                 .67         1.25                               1     4.75          .5       1.75
04/01/98 - 06/30/98                 .58         1.75                             .87      3.5          .5       1.25
07/01/98 - 09/30/98                 .75         1.56                             .31      3.5         .12       1.12
10/01/98 - 12/31/98                 .56         1.22                             .20      .67         .01        .37

           1999
01/01/99 - 03/31/99                 .75         2.56                             .20     1.72         .03        .25
04/01/99 - 06/30/99                1.06         2.03                             .50     3.37         .10        .58
07/01/99 - 09/30/99                 .75         1.50                             .84     1.62         .13        .29
10/01/99 - 12/31/99                 .50         1.44                             .63     4.13         .13        .95

           2000
01/01/00 - 03/31/00                 .31         2.00                            1.88     3.94         .28        .56
04/01/00 - 07/12/00                 .20          .47                            1.25     2.68         .19        .43
---------------------------- ----------- ------------ --------- ---------- ---------- -------- ----------- ----------

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

     The Company posted a gross profit of $15,197,485 in the year ended March 31, 2000. This represented an increase of $417,039, or 2.8%, over the gross profit of $14,780,446 in the year ended March 31, 1999. The gross profit increase was due to the above noted growth in net sales. The Company's gross margin declined from 43.0% in fiscal year 1999 to 40.8% in fiscal year 2000. This 2.2% gross margin decrease was largely due to dampening effect of the 12.6% gross margin posted by the Internet Operations on the Company's overall gross margin and to a $250,000 inventory reserve established by the Company. The inventory reserve was for obsolete inventory identified after the holiday season. The reserve is an estimate by management to reflect inventory at the lower of cost or market. Excluding the impact of the inventory reserve, the Company posted a gross margin of 41.5%.

     Operating expenses (total operating expenses less litigation related expenses and depreciation and amortization) in the year ended March 31, 2000 were $21,379,825. This represented a $8,652,815, or 67.9%, increase over the Company's operating expenses of $12,727,010 in the year ended March 31, 1999. The primary reasons for the operating expense increase were operating expenses relating to the Internet Operations of approximately $2,721,000, a growth in rent expense of approximately $2,020,000 and in payroll and related expenses of $1,770,000. The increases in rent and salary expenses were largely due to the opening of the seven new stores in fiscal year 2000 coupled with a full fiscal year of expenses related to the six stores that opened in the second half of fiscal year 1999. As a percentage of sales, operating expenses increased by 20.9% to 57.9% of net sales for fiscal year 2000 from 37.0% in fiscal year 1999.

     During the year ended March 31, 2000, the Company commenced international e-commerce operations, primarily in Germany. The Company experienced a relatively significant number of bad debts due to its previous use of the standard German business practice of selling Internet products on a "bill me later" basis. Accordingly, the Company discontinued this practice and established an allowance for doubtful accounts of $119,949.

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

     Depreciation and amortization expense in the year ended March 31, 2000 was $1,346,120. This represented a $359,778, or 36.4%, increase over the Company's depreciation and amortization expense of $986,342 in the year ended March 31, 1999. Depreciation and amortization are non-cash charges. The primary reasons for the depreciation and amortization expense increase was the depreciation related to the fixed assets purchased for the seven new stores that opened during fiscal year 2000, and the resulting amortization for the capitalized website development costs, which were put in service during fiscal year 2000.

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

     In fiscal year 2000, the Company recorded a $650,000 extraordinary gain that related to the modification of terms on certain convertible subordinated debentures. The modification to the terms of the debentures were so significant that the amended debenture agreements were deemed to be substantially different by management than the original debentures. The original debentures were therefore accounted for as an extinguishment of debt. This extraordinary gain offset the $650,000 non-cash interest charge recorded above.

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

     For the year ended March 31, 2000, the Company used $10,066,001 of cash in its operations compared to $1,197,105 used in operations in the year ended March 31, 1999. The primary reason for the $8,868,896 increase in the use of cash in operations was the Company's comprehensive net loss of $8,166,898 compared to the prior year's comprehensive net loss of $577,766.

     The Company used $4,007,087 of cash in its investing activities during fiscal year 2000 compared to $2,833,831 in fiscal year 1999. The primary investment in both fiscal years was the purchase of property and equipment generally for new stores. The Company purchased approximately $2.3 million and $2.7 million in property and equipment in fiscal years 2000 and 1999, respectively. Also, the Company invested approximately $1.96 million in capitalized website development costs for its e-commerce operations. Additionally, in fiscal year 2000, the Company generated $723,678 from the sale of a portion of its investment in Toys, as discussed below.

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

     The Internet operations were another significant use of capital in fiscal year 2000. The Company invested approximately $4,577,000, primarily in Germany, to finance the Internet Operations including capitalized website development costs of approximately $1,960,000, operating expenses of approximately $1,789,000, and inventories in Germany of approximately $828,000. The Internet Operations began in April 1999 with the debut of the Company's U.S. website, www.toyswhypayretail.com. The Company debuted its German website, www.webjumbo.de, in October 1999.

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

     On November 29, 1999, the Company loaned Breaking Waves, Inc. ("BWI") $400,000 under a Demand Promissory Note ("Demand Note") bearing an interest rate of nine percent per annum. The Demand Note required a principal repayment of $100,000 plus accrued interest on January 30, 2000 and requires that the balance be paid on April 30, 2000. The January and April payments were remitted as agreed.

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

     The FINOVA Agreement is guaranteed by United Textiles & Toys Corp. ("UTTC") and is secured by substantially all the assets of the Company and $3,000,000 in letters of credit. Of the $3,000,000 in letters of credit, $2,000,000 was collateralized by amounts held in a restricted certificate of deposit. Multimedia Concepts International, Inc., an affiliate through common ownership, had provided a $1,000,000 L/C. As noted above, the FINOVA Agreement was amended to reduce the borrowing levels available to the Company. As such, the letters of credit were no longer needed as a guarantee. Therefore, the letters of credit were released by FINOVA.

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

Net Operating Loss Carryforwards

     At March 31, 2000, the Company has net operating loss ("NOL") carryforwards of approximately $16,000,000 for federal purposes and approximately $8,000,000 for state purposes. The federal NOLs are available to offset future taxable income and expire at various dates through March 31, 2020 while the state NOLs are available and expire at various dates through March 31, 2005.

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

                                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Officers and Directors

         The following table sets forth the names, ages, and titles of all directors and officers of the Company:

         Name                           Age               Position

         Harold Rashbaum                 73               Chairman of the Board

         Richard Brady                   48               Chief Executive Officer, President, and Director

         James Frakes......              43               Chief Financial Officer, Secretary, and Director

         Moses Mika                      79               Director


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

ITEM 10..........EXECUTIVE COMPENSATION

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

Tudor Technologies, Inc.

     On July 15, 1999, Tudor elected to exercise its right to purchase the Toys common stock, assigned from ABC, with the exercise price based on the book value at the end of the most recent fiscal quarter, June 30, 1999. On September 15, 1999, the Company provided Tudor with a compilation of the Toys June 30, 1999 financial statements as the formal basis for the exercise price. In October 1999, Tudor received 2,335,000 shares of Toys' common stock, representing 23.35% of the outstanding shares of the Toys subsidiary as of October 1999, in exchange for $723,678.

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



                                                             HASKELL & WHITE LLP

Irvine, California
July 7, 2000

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets



                                 ASSETS (Note 4)

                                                                                             March 31,
                                                                                -----------------------------------
                                                                                     2000                1999
                                                                                                       Restated
                                                                                                       (Note 13)
                                                                                ---------------    ----------------

Current
     Cash and cash equivalents                                                  $     6,050,007    $        125,967
     Restricted certificates of deposit (Notes 2 and 4)                                 129,000             350,000
     Accounts receivable, net of allowance for doubtful
         accounts of $119,949 in 2000                                                   676,456              98,276
     Merchandise inventories, net of reserve for obsolete
         inventory of $250,000 in 2000                                               14,111,236          11,506,284
     Other current assets                                                                20,000           1,241,629
                                                                                ---------------    ----------------

                  Total current assets                                               20,986,699          13,322,156

Property and equipment,  net of accumulated  depreciation  and
amortization  of  $5,162,813  and   $4,058,603,   respectively
(Note 3)                                                                              7,398,621           5,348,175

Restricted certificate of deposit (Notes 2 and 4)                                             -           2,000,000

Website development costs (Note 1)                                                    1,753,193              34,012

Deposits and other assets (Note 4)                                                    2,145,268             377,415
                                                                                ---------------    ----------------

                                                                                $    32,283,781    $     21,081,758
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

Commitments and contingencies (Notes 4, 5, 7, 9, 10 and 14)

Stockholders' equity (Note 11)
     Series E  Convertible  Preferred  Stock,  $.01 par  value,  25,000,000  and
     10,000,000 shares authorized;  8,377,640 and 5,883,903 shares  outstanding, respectively,  full liquidation value of $8,377,640 and $5,883,903,  net of unamortized discount of $0 and $1,842,252
     for beneficial conversion feature (Notes 6 and 11)                               7,349,154           5,761,101
     Series F Convertible Preferred Stock, $.01 par value,
       5,500,000  shares  authorized,  750,000  and  none  outstanding, full
       liquidation value of $375,000                                                    750,000                   -
     Common stock,  $.01 par value,  160,000,000 and 51,000,000  shares
       authorized;   11,227,568  and  5,503,519   shares   outstanding,
       respectively                                                                     112,275              55,035
     Additional paid-in capital                                                      33,053,724          15,906,172
     Accumulated other comprehensive income (loss)                                     (151,531)                  -
     Accumulated deficit                                                            (27,333,932)        (16,726,313)
                                                                                ---------------    ----------------

                  Total stockholders' equity                                         13,779,690           4,995,995
                                                                                ---------------    ----------------

                                                                                $    32,283,781    $     21,081,758
                                                                                ===============    ================


          See accompanying notes to consolidated financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

    Consolidated Statements of Operations and Comprehensive Net Income (Loss)

                                                                                       Years Ended March 31,
                                                                                -----------------------------------
                                                                                     2000                1999
                                                                                                       Restated
                                                                                                       (Note 13)
                                                                                ---------------    ----------------
Net sales                                                                       $    37,252,210    $     34,371,230

Cost of sales                                                                        22,054,725          19,950,784
                                                                                ---------------    ----------------

                  Gross profit                                                       15,197,485          14,780,446
                                                                                ---------------    ----------------

Operating expenses
     Operating expenses (Notes 9 and 10)                                             21,379,825          12,727,010
     Litigation related expenses (Note 7)                                               270,206              27,659
     Depreciation and amortization                                                    1,346,120             986,342
                                                                                ---------------    ----------------

                  Total operating expenses                                           22,996,151          13,741,011
                                                                                ---------------    ----------------

Operating income (loss)                                                              (7,798,666)          1,039,435
                                                                                ---------------    ----------------

Interest income (expense)
     Interest income                                                                    276,923                   -
     Interest and finance charges                                                    (1,152,988)           (855,074)
     Amortization of debt issuance costs                                               (293,393)           (109,977)
     Effective non-cash interest for beneficial conversion feature (Note 6)            (650,000)           (650,000)
                                                                                ---------------    ----------------

                  Total interest income (expense)                                    (1,819,458)         (1,615,051)
                                                                                ---------------    ----------------

Net loss before income taxes and minority interest                                   (9,618,124)           (575,616)

Provision for income taxes (Note 8)                                                           -               2,150
                                                                                ---------------    ----------------

Net loss before minority interest                                                    (9,618,124)           (577,766)

Minority interest in net loss of consolidated subsidiary                                952,757                   -
                                                                                ---------------    ----------------

Net loss before extraordinary gain                                                   (8,665,367)           (577,766)

Extraordinary gain on extinguishment of debt (Note 6)                                   650,000                   -
                                                                                ---------------    ----------------

Net loss                                                                             (8,015,367)           (577,766)

Other items of comprehensive income (loss)                                             (151,531)                  -
                                                                                ---------------    ----------------

Comprehensive net loss                                                          $    (8,166,898)   $       (577,766)
                                                                                ===============    ================

Calculation of basic and diluted loss per share:

     Net loss                                                                   $    (8,015,367)   $       (577,766)

     Effects of non-cash dividends on convertible
        preferred stock (Note 11)                                                    (2,592,252)         (1,707,725)
                                                                                ---------------    ----------------

Net loss applicable to common shares                                            $   (10,607,619)   $     (2,285,491)
                                                                                ===============    ================

Basic and diluted loss per common share and share equivalents (Note 1)          $         (1.58)   $           (.50)
                                                                                ===============    ================

Weighted average number of common shares and
     share equivalents outstanding                                                    6,719,736           4,590,642
                                                                                ===============    ================

          See accompanying notes to consolidated financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
                       Years Ended March 31, 2000 and 1999
                                (Notes 6 and 11)
                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                 Consolidated Statements of Cash Flows (Note 12)



                                                                                       Years Ended March 31,
                                                                                -----------------------------------
                                                                                     2000                1999
                                                                                                       Restated
                                                                                                       (Note 13)
                                                                                ---------------    ----------------

Cash flows from operating activities:
     Net loss                                                                   $    (8,015,367)   $       (577,766)
     Adjustments to reconcile net loss to net cash
       used for operating activities:
         Depreciation and amortization                                                1,346,120             986,342
         Minority interest in net loss of subsidiary                                   (952,757)                  -
         Effective interest for beneficial conversion feature                           650,000             650,000
         Extraordinary gain on extinguishment of debt                                  (650,000)                  -
         Stock compensation                                                                   -              79,000
         Other                                                                           13,110              (2,883)
         Amortization of debt issuance costs                                            293,393             109,977
         Deferred rent                                                                    8,838              16,418
     Increase (decrease) from changes in:
         Accounts receivable                                                           (278,180)            (19,682)
         Merchandise inventories                                                     (2,604,952)         (3,268,480)
         Other current assets                                                         1,221,629          (1,123,757)
         Deposits and other assets                                                   (2,027,235)            (54,226)
         Accounts payable                                                               498,719           2,106,212
         Accrued expenses and other liabilities                                         430,681             (98,260)
                                                                                ---------------    ----------------

                  Cash used for operating activities                                (10,066,001)         (1,197,105)
                                                                                ---------------    ----------------

Cash flows from investing activities:
     Purchase of restricted certificates of deposit                                    (129,000)           (100,000)
     Purchases of property and equipment                                             (2,341,428)         (2,699,819)
     Capital expenditures on website development costs                               (1,960,337)            (34,012)
     Sale of stock in subsidiary                                                        723,678                   -
     Issuance of notes receivable to affiliates                                        (650,000)                  -
     Repayment of notes receivable to affiliates                                        350,000                   -
                                                                                ---------------    ----------------

                  Cash used for investing activities                                 (4,007,087)         (2,833,831)
                                                                                ---------------    ----------------




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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999

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

         Nature of Relationships with Affiliates

         As described in the following footnotes, the Company obtains a portion of the financing from, and engages in transactions with affiliated entities. These entities and the nature of the affiliates are as follows:

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



1.       Summary of Accounting Policies (continued)

         Nature of Relationships with Affiliates (continued)

                    Name of Entity and Nature of Affiliation

         ZD Group L.L.C. ("ZD"): ZD is a New York limited liability company whose members are related to Arbel and the Company's Chairman.

         European Ventures Corp. ("EVC"): Partial owner of ShopNet.com. (24%). Arbel is the president.

         ShopNet.com ("ShopNet"): The Chairman of Play Co. is the president, CEO and a director of ShopNet.

         Breaking Waves, Inc. ("BWI"): This entity is a wholly owned subsidiary of ShopNet, and also owns 11% of Play Co.'s Common Stock (Note 11). The President of BWI is also the Chairman of the Board of the Company and a relative of Arbel.

         The  following  chart  depicts  the  Company's   approximate  ownership
         structure at March 31, 2000:



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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                       Years Ended March 31, 2000 and 1999



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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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
                                                                                =============      ==============


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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
                                                                                ===============    ================


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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

         The Company's initial website was under development beginning in fiscal 1999. For the year ended March 31, 1999, the Company capitalized approximately $35,000 in software development costs. As the Company upgraded its initial website and began developing new e-commerce websites, those software development costs were also capitalized in fiscal 2000. For the year ended March 31, 2000, the Company capitalized approximately $1,960,337 in software development costs, of which $207,144 was amortized during the year.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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

         Information on segments which is based on information utilized by the Company's chief operating decision maker, and a reconciliation to income (loss) before income taxes, are as follows:

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



1.       Summary of Accounting Policies (continued)

         Segment Information (continued)

         Fiscal year ended March 31, 2000:

         Assets:
                  Retail stores                                        $      29,131,504
                  Internet                                                     3,152,277
                                                                       -----------------
                                                                       $      32,283,781

         Capital Expenditures:
                  Retail stores - Fixed Asset                          $       2,341,428
                  Internet - Website Development Costs                         1,960,337
                                                                       -----------------
                                                                       $       4,301,765

         Sales:
                  Retail stores                                        $      36,013,490
                  Internet                                                     1,238,720
                                                                       -----------------
                                                                       $      37,252,210

         Gross profit:
                  Retail stores                                        $      15,041,506
                  Internet                                                       155,979
                                                                       -----------------
                                                                       $      15,197,485

         Operating income (loss):
                  Retail stores                                        $      (5,132,710)
                  Internet                                                    (2,565,956)
                                                                       -----------------
                                                                       $      (7,698,666)
                                                                       =================

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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
                                                                                ===============    ================


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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

         The FINOVA Financing also requires the maintenance of a minimum level of net worth in an amount defined by the agreement. As of March 31, 1999, the requirement was $750,000. The amendment executed in August 1999 defines the Company and Toys as "co-borrowers," and requires the maintenance of a base net worth of $2,900,000, plus 60% of any equity raised between June 30,1999 and March 31, 2000. At March 31, 2000, the required equity base is calculated to be approximately $18,300,000, with which the Company and Toys are in compliance, given consideration to the aggregate of the consolidated stockholders' equity and minority interest since the minority interest represents significant equity raised between June 30, 1999 and March 31, 2000.

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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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
                                                                                                   ================


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



6.       Notes Payable

                                                                                             March 31,
                                                                                -----------------------------------
                                                                                     2000                1999
                                                                                ---------------    ----------------

         Note payable to ShopNet,  an affiliate (Note 1), bearing interest at 9%
         per annum, payable in monthly installments of $25,000. Note was paid in
         April 1999.
                                                                                        $ -             75,000

         Note   payable   to   Full   Moon   Development,   Inc.,   an
         unaffiliated  entity,  bearing  interest  at 12%,  payable in monthly installments of $50,000.  Paid in July 1999.
                                                                                          -            200,000

         Note   payable   to   Full   Moon   Development,   Inc.,   an
         unaffiliated  entity,  bearing  interest  at 12%,  payable in monthly installments of $66,667.  Paid in June 1999.
                                                                                          -            200,000

         Convertible  debenture to  Frampton,  an  affiliate  (Note 1),  bearing interest at 5% per annum,  with  interest-only  payments  due  monthly, beginning March 1, 1999, convertible to Series E Stock. Converted in
         December 1999.                                                                   -            500,000

         Convertible  debenture to EACF, an affiliate (Note 1), bearing interest at 5% per annum,  with  interest-only  payments due monthly,  beginning
         March 1, 1999, convertible to Series E Stock. Converted in December
         1999.                                                                            -            150,000
                                                                                ---------------    ----------------

                  Total notes payable, all current
                                                                                $         -        $ 1,125,000

         The above notes may have carried interest rates that differed from prevailing interest rates. The Company did not provide for imputed interest on rate discounts or premiums, as the effects were immaterial to the financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999


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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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

         In December 1999, the Company settled its last tenant/landlord matter. Pursuant to a settlement agreement, the Company made a cash payment of $35,000 and agreed to pay installment payments of $5,170.50 per month, aggregating $186,138 over a 36-month period. The Company recorded $156,405 on a discounted basis in association with this payment stream. In addition, the Company agreed to issue 100,000 shares of Common Stock. The Company recorded $42,500 in expense related to this issuance based on the market value of the Common Stock, less a 15% discount applied, due to the restricted nature of the shares. An additional cost of $36,301 was recorded for attorney fees incurred in negotiating the settlement agreement.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



7.       Closure of Retail Stores - Litigation (continued)

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
                                                                                ===============     ===============


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



8.       Income Taxes (continued)

         The reconciliation of income taxes computed at the federal statutory tax rate to income taxes at the effective income tax rate in the statements of operations is as follows:

                                                                                             March 31,
                                                                                -----------------------------------
                                                                                     2000                1999
                                                                                ---------------    ----------------

         Federal statutory income tax (benefit) rate                                   34.0%                34.0%
         Permanent adjustments                                                          (.2)                 4.4
         State income taxes, net of federal benefit                                       -                  1.5
         Change in valuation allowance                                                (33.8)               (38.4)
                                                                                ---------------    ----------------

                  Effective income tax rate                                                 -%               1.5%
                                                                                ===============    ================

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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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
                                                            ===============     ===============    ================


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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

         Placement Agent Agreement with Frampton

         In January 1999, the Company and Frampton,  an affiliated  entity (Note
         1), executed a letter agreement pursuant to which Frampton has agreed to act as the exclusive placement agent and financial advisor for the Company in connection with a contemplated offering of convertible debentures. The agreement was for a term of six months and provides that Frampton shall be provided an investment-banking fee of 8% of the face amount of each debenture funded. Frampton has the option to extend the agreement for two months after the expiration. During the year ended March 31, 1999, Frampton arranged two such transactions for a face amount of $650,000 involving itself and EACF (Note 6). The Company recognized $52,000 of interest expense for the investment-banking fee.

         Unsecured Promissory Notes Payable/Receivable

         On July 15, 1998, the Company borrowed $300,000 from BWI and issued an unsecured promissory note at an interest rate of 9% per annum. The repayment terms of the note were for five monthly installments of principal and interest commencing on August 15, 1998 and ending December 30, 1998, at which time the note was repaid in full. The Company recognized $7,875 in interest expense associated with this transaction for the year ended March 31, 1999.

         On April 22, 1999, the Company entered into an unsecured promissory note with ShopNet, an affiliate (Note 1), for $100,000 at an interest rate of 9% per annum. The principal payments and accrued interest were due monthly beginning May 31, 1999. The note was repaid upon its maturity date of August 31, 1999. The Company recognized $2,100 in interest expense for the year ended March 31, 2000.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999


10.      Related Party Transactions (continued)

         Unsecured Promissory Notes Payable/Receivable (continued)

         Additionally, the Company had a $250,000 note payable with BWI as of March 31, 1998, which was repaid during the year ended March 31, 1999. The unsecured note had an interest rate of 15% per annum, paid in 10 monthly installments of $25,000, plus accrued interest, through its maturity date of December 31, 1998. The Company recognized $14,063 in interest expense for the year ended March 31, 1999.

         On May 17, 1999, the Company entered into an unsecured promissory note with ShopNet, an affiliate (Note 1), for $100,000 at an interest rate of 9% per annum. The principal payments and accrued interest were due monthly beginning June 30, 1999. The note was repaid upon its maturity date of September 30, 1999. The Company recognized $2,250 in interest expense for the year ended March 31, 2000.

         On October 25, 1999, Tudor Technologies, Inc. ("Tudor") lent the Company $127,922 under a demand promissory note ("Tudor Demand Note") bearing an interest rate of 8% per annum. The Tudor Demand Note was a bridge loan designed to be paid off after the completion of the then contemplated initial public offering of Toys and has been paid in full. The Company recognized $1,279 in interest expense for the year ended March 31, 2000.

         In early October 1999, the Company loaned $50,000 to ShopNet and $200,000 to Breaking Waves, both of which entities are affiliated with the Company. The loans carry interest at 9% and were repaid during the year. The Company recorded $2,250 and $9,150 in interest earned for these loans for the year ended March 31, 2000.

         On November 29, 1999, the Company loaned BWI $400,000 under a demand promissory note ("BWI Demand Note") bearing an interest rate of nine percent per annum. The BWI Demand Note required a principal repayment of $100,000, plus accrued interest, on January 30, 2000, and requires that the balance be paid on April 30, 2000. The January 30, 2000 payment was remitted as agreed. The remaining $300,000 balance is included in accounts receivable at March 31, 2000 and was paid, as agreed, subsequent to year-end. The Company earned $10,150 in interest income for the year ended March 31, 2000.

         Equity Transactions

         See Note 11 for equity transactions with affiliates of the Company.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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

         As part of the Private Placement, the Company granted an option to the placement agent and its assignees to purchase an aggregate 350,000 shares of Common Stock, with an exercise price of $3.00 per share for a period of four years from the date of closing of the Private Placement. Utilizing the Black-Scholes valuation model, the option was valued at $507,000, or $1.45 per option. The model utilized several variables to determine the value, including the current price of the stock and its expected volatility, and the risk-free interest rate for the expected term. The current stock price was $1.69 on May 27, 1999, the closing date. Based on an analysis of the stock price over the previous 20 months, the volatility factor utilized for the model was 155%. Additionally, the model used a risk-free interest rate of 6.0%. Since this amount was considered a cost of the offering, it was netted against the proceeds in additional paid-in capital, resulting in no net effect on the consolidated statement of operations or stockholders' equity.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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

         As of March 31, 2000, the Company has assessed the value of these brochures and has reevaluated the useful life of the brochures. Due to the changing focus of the Company, management expects the future benefits of the brochures will not be realized throughout the original five-year amortization period. Management estimates that an aggregate three-year amortization period will be an appropriate reflection of the time period that such brochures will provide a benefit to the Company. Therefore, the Company has revised its amortization period to a three-year life and recorded an adjustment in the current period. Such adjustment was not significant to the financial statements.

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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



11.      Equity Transactions (continued)

         Stock Options (continued)

         Had compensation expense for the stock options been recognized based on the fair value on the grant date, under the methodology prescribed under FASB 123, the Company's net loss applicable to common shares and loss per common share would have been $11,225,619 and $1.67 per share, respectively, for the year ended March 31, 2000, based on a fair value of $2.76 per option. The fair value of the options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                  Expected life of option                                              3 years
                  Risk-free interest rate                                              6.5%
                  Expected volatility of Play Co. stock                              100.0%
                  Expected dividend yield                                              0.0%

         Options granted prior to fiscal 2000 are immaterial for disclosure purposes.

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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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

                                                                                                        Total
                                             Retail Profit     Retail Profit     Retail Profit         Options
                  Name                        $5 million        $6.5 million      $9 million          Achievable
                                          ------------------  ---------------    --------------  ------------------

         Richard Brady                                75,000           75,000            75,000             225,000
         Harold Rashbaum                              45,000           45,000            45,000             135,000
         James Frakes                                 30,000           30,000            30,000              90,000
                                          ------------------  ---------------   ---------------  ------------------
                                                     150,000          150,000           150,000             450,000
                                          ==================  ===============   ===============  ==================


     A summary of the Company's stock option activity and related information is as follows:

                                                         Play Co.                             Toys
                                          -----------------------------------    ----------------------------------
                                                                  Weighted                             Weighted
                                                Options            Average          Options             Average
                                          ------------------  ---------------    --------------  ------------------

         Outstanding -
           March 31,1999
           beginning of year                         30,000  $         1.15                  -  $               -

         Granted                                           -              -            700,000               3.48

         Exercised                                         -              -                  -                  -

         Forfeited/Cancelled                               -              -                  -                  -
                                          ------------------  ---------------   ---------------  -----------------

         Outstanding -
           March 31, 2000
           end of year                                30,000  $         1.15            700,000  $           3.48
                                          ==================  ==============    ===============  ================

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



11.      Equity Transactions (continued)

         Stock Options (continued)

         The weighted average remaining contractual life of options as of March 31, 2000 is as follows:

                            Range of                      Wghtd Avg      Wghtd Avg                      Wghtd Avg
                            Exercise      # of Options     Contract       Exercise         Options       Exercise
                             Prices        Outstanding       Life           Price        Exercisable       Price
                           -----------    ------------    -----------    -----------    ------------    -----------

         Play Co.          $      1.15         30,000               5    $      1.15         20,000     $      1.15
                                          ===========                    ===========    ===========     ===========

         Toys              $      3.06        450,000               9    $      3.06              -     $      3.06
                                  4.24        250,000               3           4.24              -            4.24
                                          -----------                                   -----------

                                              700,000                                             -
                                          ===========                                   ===========

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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



11.      Equity Transactions (continued)

         Warrants for Services (continued)

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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999


12.      Supplemental Cash Flow Information (continued)

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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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

1.       Reduction of other current assets for options not ultimately issued
         (CRG for $35,000 and Typhoon for $44,000, net of amortization expense
         of $10,366)                                                                    $(68,634)
2.       Increase in Series E Stock for issuance of shares to officers (See Note
         11 "Series E Stock Bonus")                                                       79,000
3.       Increase in additional paid-in capital for beneficial conversion feature
         of convertible debentures                                                       650,000
4.       Reduction in additional paid-in capital for the options never issued to
         CRG and Typhoon                                                                 (79,000)
5.       Additional net loss in accumulated deficit (from above items)                   718,634

The following is a summary of the impact of the restatements on the 1999 consolidated statement of operations and comprehensive net income
(loss).

1.       Increase in operating expenses from recognition of compensation expense
         from issuance of Series E Stock to officers                                     $79,000
2.       Reduction in operating expenses from reversing amortization for options
         not ultimately issued                                                           (10,366)
3.       Additional effective non-cash interest expense attributable to the
         beneficial conversion feature of convertible debentures                         650,000
                                                                                  ---------------

         Decrease in 1999 net income                                                   $ 718,634


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



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
                                                           ==============   ==============    ==============



                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                                 AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                      Years Ended March 31, 2000 and 1999



14.      Subsequent Events

         Software Development for Toys Subsidiary

         In the fiscal year ended March 31, 2000, Toys entered into two purchase orders with a European software developer to create the underlying concept and the initial sample of a potential next-generation Internet portal for the Company. Cash payments under the purchase orders were made as the software development unfolded. In May 2000, as part of the consideration of $100,000 for this first phase of the software development, Toys issued 11,430 shares of Toys' common stock to the software developer. These shares were valued at $100,000 based on the fair value of consulting services received by Toys. The number of shares was determined based on the US $9.00 market value for the shares on the date of the agreement to issue the shares. Such amount has been included in the capitalized costs for website development.

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

         President and Chief Operating Officer of Toys Subsidiary

         On June 18, 2000, Toys hired a new president and chief operating officer under a three-year employment agreement (the "Employment Agreement"). The Employment Agreement calls for a stock option grant of 225,000 of Toys' common stock with an exercise price of $9.00 (as calculated at 85% of the fair market value of Toys' common stock on the date of the Employment Agreement). The option grant is for a 10-year period and vests as follows: (a) on or after the first anniversary date, up to 50,000 shares; (b) on or after the second anniversary date, an additional 75,000 shares; (c) on or after the third anniversary date, an additional 100,000 shares. The intrinsic value of the option will be recognized as compensation expense over the required three-year service period.