Form 10QSB/A
period 2000-06-30
PLAY CO TOYS & ENTERTAINMENT CORP
filed 2001-01-12
CIK 927643

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


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                          June 30, 2000               March 31, 2000
                                                                                          -------------               --------------
                                                                                           (unaudited)
Current
           Cash and cash equivalents .................................................................   $  2,286,775   $  6,050,007
           Accounts receivable, net ..................................................................        330,623        676,456
           Merchandise inventories, net ..............................................................     16,928,637     14,111,236
           Other current assets ......................................................................         20,000        149,000
                                                                                                         ------------   ------------
                                            Total current assets .....................................     19,566,035     20,986,699
Property and Equipment, Net of accumulated
           depreciation and amortization of $4,749,604
           and $5,162,813, respectively ..............................................................      7,775,783      7,398,621
Website development costs ............................................................................      2,208,175      1,753,193
Deposits and other assets ............................................................................      2,058,175      2,145,268
                                                                                                         ------------   ------------
                                                                                                         $ 31,608,168   $ 32,283,781
                                                                                                         ============   ============

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                                                        June 30, 2000 March 31, 2000
                                                                                                         ------------   ------------
Current
          Accounts payable ...........................................................................   $  8,482,651  $  6,110,161
          Accrued expenses and other liabilities .....................................................        979,203       892,428
          Current portion of capital lease obligations ...............................................        290,767       386,179
          Borrowings under financing agreement .......................................................        129,646        47,542
                                                                                                         ------------  ------------
                Total current liabilities ............................................................      9,882,267     7,436,310

Capital leases, net of current portion ...............................................................        994,797       988,767
 Deferred rent  ......................................................................................        136,154       135,607
                                                                                                         ------------  ------------
liability
                        Total liabilities ............................................................     11,013,218     8,560,684
                                                                                                         ------------  ------------

Minority interest in subsidiary ......................................................................      8,844,650     9,943,407
                                                                                                         ------------  ------------

Stockholders' equity:
          Convertible series E preferred stock, $1 par, 25,000,000 shares
            authorized: 2,895,766 and 8,377,640 shares outstanding, respectively .....................      2,291,845     7,349,154
          Convertible series F preferred stock, $0.01 par,
            5,500,000 shares authorized; 750,000 shares outstanding ..................................        750,000       750,000
          Common stock, $.01 par value, 160,000,000 shares authorized;
               49,177,408 and 11,227,568 shares outstanding, respectively ............................        489,767       112,275
          Additional paid-in-capital .................................................................     38,819,995    33,053,724
          Accumulated other comprehensive loss .......................................................       (185,013)     (151,531)
                                                                                                         ------------  ------------
          Accumulated deficit ........................................................................    (30,416,294)  (27,333,932)
                                                                                                         ------------  ------------
                                           Total stockholders' equity ................................     11,750,300    13,779,690
                                                                                                         ------------  ------------
                                                                                                         $ 31,608,168  $ 32,283,781
                                                                                                         ============   ============

      See accompanying notes to condensed consolidated financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE NET LOSS

                                                                                         Three Months Ended June 30
                                                                                    --------------------------------------
                                                                                         2000                  1999
                                                                                      (unaudited)            Restated
                                                                                                              (Note 5)
                                                                                    ----------------      ----------------
Net sales                                                                               $ 7,018,093           $ 6,508,565
Cost of sales                                                                             3,954,668
                                                                                                                3,763,214
                                                                                    ----------------      ----------------
             Gross profit
                                                                                          3,063,425             2,745,351
                                                                                    ----------------      ----------------

Operating expenses:
             Operating expenses                                                           5,541,313
                                                                                                                3,753,528
             Depreciation and amortization
                                                                                            552,118               224,468
                                                                                    ----------------      ----------------
                        Total operating expenses                                          6,093,431             3,977,996
                                                                                    ----------------      ----------------

Operating loss                                                                           (3,030,006)           (1,232,645)
                                                                                    ------------------    ------------------

Interest expense:
             Cash interest expense                                                           99,113               284,664
             Non-cash interest expense                                                      552,000               680,730
                                                                                    ----------------      ----------------

                                                                                            651,113               965,394
                                                                                    ----------------      ----------------

Loss before minority interest in consolidated subsidiary                                 (3,681,119)           (2,198,039)

Minority interest in loss of consolidated subsidiary                                      1,098,757
                                                                                                                        -
                                                                                    ----------------      ----------------

Net loss before extraordinary gain                                                       (2,582,362)           (2,198,039)

Extraordinary gain on modification of debt terms                                                  -               650,000
                                                                                    ----------------      ----------------

Net loss                                                                                 (2,582,362)           (1,548,039)

Other comprehensive loss                                                                    (33,482)                    -
                                                                                    ----------------      ----------------

Comprehensive net loss                                                                  $(2,615,844)          $(1,548,039)
                                                                                    ==================    ==================

Calculation of Basic and Diluted Loss Per Share:
             Net loss                                                                   $(2,582,362)          $(1,548,039)
             Effect of non-cash dividends on preferred                                     (500,000)             (585,116)
             stock
                                                                                    ------------------    ------------------
Net loss applicable to common shares                                                     (3,082,362)           (2,133,155)
                                                                                    ==================    ==================

Basic and diluted loss per common share and share equivalents                             $  (0.10)            $    (0.39)
                                                                                    ==================    ==================

Weighted average number of common shares
             and share equivalents outstanding                                           30,237,290             5,525,936
                                                                                    ==================    ==================

      See accompanying notes to condensed consolidated financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Three-months Ended June 30,
                                                                                      2000                      1999
                                                                                      -----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net loss                                                                  $(2,582,362)          $ (1,548,039)
           Adjustments used to reconcile net loss to net
           cash used in operating activities:

                Depreciation and amortization                                            552,118                224,468
                Minority interest in net loss of subsidiary                           (1,098,757)                     -
                Deferred rent                                                                547                  2,764
                Stock compensation                                                             -                 56,100
                Extraordinary gain                                                             -               (650,000)
                Effective interest for beneficial conversion                                   -                650,000
                Effective interest for financing agreement                               500,000                      -
                Other                                                                     86,454                      -
           Increase (decrease) from changes in:
                           Accounts receivable                                            45,833                (33,560)
                           Merchandise inventories                                    (2,817,401)              (740,735)
                           Other current assets                                                -                271,079
                           Deposits and other assets                                      87,093               (484,002)
                           Accounts payable                                            2,372,490              2,319,827
                           Accrued expenses and other liabilities                         86,775               (267,983)
                                                                                      -----------              ---------

                           Net cash used by operating activities                      (2,767,210)              (200,081)
                                                                                      -----------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Payments received on note receivable                                           300,000                     -
           Release of restricted cash                                                     129,000                     -
           Purchases of property and equipment                                          (790,371)              (196,653)
           Capital expenditures on website development costs                            (593,891)               (27,408)
                                                                                      -----------              ---------

                          Net cash used by investing activities                         (955,262)              (224,061)
                                                                                      -----------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from issuance of preferred stock                                            -               657,500
           Borrowings under financing agreement                                            82,104             8,561,047
           Repayments under financing agreement                                                 -            (8,112,000)
           Borrowings under notes payable                                                       -               200,000
           Repayments under notes payable and capital leases                              (89,382)             (615,627)
                                                                                      -----------              ---------

                           Net cash provided by financing activities                       (7,278)              690,920
                                                                                      -----------              ---------

Effect of exchange rate changes on cash                                                  (33,482)                     -
                                                                                      -----------              ---------
Net (decrease) increase in cash                                                       (3,763,232)               266,778

Cash at beginning of period                                                            6,050,007                125,967
                                                                                      -----------              ---------

Cash at end of period                                                                $ 2,286,775               $392,745
                                                                                      ===========              =========

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

Certain reclassifications have been made in the June 30, 1999 financial statements to conform to the June 30, 2000 presentation.

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

The Company recorded non-cash interest expense of $500,000 for the issuance of stock related to the settlement, with the offsetting amount being recorded in Series E Stock and additional paid-in capital.

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

         Information on segments which is based on information utilized by the Company's chief operating decision maker is as follows:

                                                                    Three Months Ended June 30:
                                                                           2000                1999
                                                                           ----                ----
Assets:
     Retail stores                                                  $ 28,211,094        $  22,529,834
    Internet                                                           3,397,074               68,189
                                                                    ------------        -------------
                                                                    $ 31,608,186        $  22,598,023
                                                                    ============        =============

Capital Expenditures for Fixed Assets and
     Website Development Cost:
     Retail stores                                                $      790,371        $      27,408
    Internet                                                             593,891              196,653
                                                                    ------------        -------------
                                                                    $  1,384,262        $     224,061
                                                                    ============        =============

Sales:
     Retail stores                                                  $  6,862,429        $   6,393,797
    Internet                                                             155,664              114,768
                                                                    ------------        -------------
              Sales                                                 $  7,018,093        $   6,508,565
                                                                    ============        =============

Gross profit:
    Retail stores                                                   $  3,072,152        $   2,676,956
      Internet                                                            (8,727)              68,395
                                                                    ------------        -------------
           Gross profit                                            $   3,063,425        $   2,745,351
                                                                   =============        =============

Operating income (loss):
    Retail stores                                                  $  (2,601,746)       $  (1,294,904)
     Internet                                                           (428,260)              62,259
                                                                    ------------        -------------
             Operating (loss)                                      $ (3,030,006)        $  (1,232,645)
                                                                   =============        ==============

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

         Decrease in net loss for the three months ending June 30, 1999
                                                                                                                           $ (1,562)
                                                                                                                           =========

The effects on the Company's previously submitted June 30, 1999 financial statements are summarized as follows.

                                                             Previously         Increase
                                                              Reported         (Decrease)        Restated
                                                           ---------------  ----------------  ---------------
Consolidated balance sheet:
       Other current assets                                $     1,387,622  $        (67,072) $     1,320,550

           Total assets                                    $    22,665,095  $        (67,072) $    22,598,023
                                                           ===============  ================  ===============

       Series E convertible preferred stock                $     6,160,074  $         79,000  $     6,239,074
       Additional paid-in capital                               16,048,319           571,000       16,619,319
       Series F convertible preferred stock                         62,500            44,643          107,143
       Accumulated deficit                                      18,097,752           761,715       18,859,467

          Total liabilities and stockholders' equity       $    22,665,095  $        (67,072) $    22,598,023
                                                           ===============  ================  ===============

Consolidated statement of operations and comprehensive loss:
       Operating expenses                                  $     3,755,090  $         (1,562) $     3,753,528
       Effective interest for beneficial
         conversion feature                                              -           650,000          650,000
       Extraordinary gain on extinguishment
          of debt                                                        -           650,000          650,000

       Net income(loss)                                    $    (1,549,601) $          1,562  $    (1,548,039)
                                                           ===============  ================  ===============

       Non-cash dividends on preferred stock                      (540,473)           44,643         (585,116)
       Net income(loss) applicable to
         common shares                                     $    (2,090,074) $         43,081  $    (2,133,155)
                                                           ===============  ================  ===============
       Basic and diluted income(loss) per
         common share and share equivalents                $         (.39)  $              -  $         (.39)
                                                           ==============   ================  ===============

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

     During the three-month period ended June 30, 2000, the Company used $2,767,210 of cash in its operations compared to $200,081 used in operations in the three-month period ended June 30, 1999. The Company's net loss was $2,582,362 and $1,548,039, respectively, in those periods. The largest factors that led to the consumption of cash in operating activities for the June 2000 period exceeding the amount of the net loss was a $2,817,401 growth in merchandise inventories and the $1,098,757 that funded the minority interest in net loss of subsidiary.

     The Company used $955,262 of cash in its investing activities during the three-month period ended June 30, 2000 compared to $224,061 in the three-month period ended June 30, 1999. Investing activity for the June 2000 period consisted of the purchase of equipment and fixtures for new stores of approximately $790,000, which was partially offset by the collection of a $300,000 receivable from a related party and the release of restrictions on certificates of deposit. Additionally, the Company continued to invest heavily in the software development of its websites related to e-commerce activities. Such expenditures approximated $590,000 for the three months ended June 30, 2000.

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