Form 10QSB/A
period 2000-09-30
PLAY CO TOYS & ENTERTAINMENT CORP
filed 2001-02-02
CIK 927643

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A-2
                                   (Mark One)

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

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, $.01 par value:
85,690,234 shares outstanding as of January 26, 2001.

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


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                      September 30, 2000          March 31, 2000
                                                                                    -----------------------     -------------------
                                                                                         (Unaudited)
Current
           Cash                                                                                 $  30,450              $ 6,179,007
           Accounts receivable                                                                     99,270                  676,456
           Merchandise inventories                                                             18,523,931               14,111,236
           Marketable securities                                                                4,250,000                        -
           Other current assets                                                                   408,868                   20,000
                                                                                              -----------          ---------------
                                           Total current assets                                23,312,519               20,986,699
Property and Equipment,         Net of accumulated
           depreciation and amortization of $5,987,224
           and $4,058,603  respectively                                                         8,742,215                7,398,621

Website development costs                                                                       3,081,149                1,753,193

Deposits and other assets                                                                       2,109,681                2,145,268
                                                                                              -----------          ---------------
                                                                                              $37,245,564             $ 32,283,781
                                                                                              ===========             ============

                       LIABILITIES & STOCKHOLDERS' EQUITY


Current
          Accounts payable                                                                   $ 11,205,368              $6,110,161
          Accrued expenses and other liabilities                                                1,241,151                 892,428
          Current portion of notes payable and capital leases                                     187,696                 386,179
          Borrowings under financing agreement                                                  3,144,873                  47,542
                                                                                              -----------          ---------------
                Total current liabilities                                                      15,779,088               7,436,310

Notes payable and capital leases, net of current portion                                          994,797                 988,767
Deferred rent liability                                                                           135,008                 135,607
                                                                                              -----------          ---------------
                        Total liabilities                                                      16,908,893               8,560,684
                                                                                              -----------          ---------------

Minority interest in subsidiary                                                                 7,513,308               9,943,407
                                                                                              -----------          ---------------

Stockholders' equity:
          Convertible series E preferred stock, $1 par, 25,000,000 shares
            authorized: 1,536,550 and 8,377,640 shares outstanding                              1,216,098               7,349,154
          Convertible series F preferred stock, $0.01 par,
            5,500,000 shares authorized; 750,000
            shares outstanding, respectively                                                      750,000                 750,000
          Common stock, $.01 par value, 160,000,000 shares authorized;
            83,718,097 and 11,227,568 shares outstanding,                                         837,181                 112,275
              respectively
          Additional paid-in-capital                                                           43,805,181              33,053,724
          Accumulated deficit                                                                 (33,785,097)            (27,485,463)
                                                                                              -----------          ---------------
                                           Total stockholders' equity                          12,823,363              13,779,690
                                                                                              -----------          ---------------
                                                                                             $ 37,245,564             $32,283,781
                                                                                              ===========             ============

            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE NET LOSS
                                   (Unaudited)

                                                             Three Months Ended September 30,  Six Months Ended September 30,
                                                                           Restated (Note 5)                Restated (Note 5)

                                                                   2000           1999            2000            1999

Net sales .................................................   $  9,027,051    $  6,867,119    $ 16,045,144    $ 13,375,684

Cost of Sales .............................................      5,713,565       3,600,901       9,668,233       7,364,115
                                                              ------------    ------------    ------------    ------------

                                   Gross profit ...........      3,313,486       3,266,218       6,376,911       6,011,569
                                                              ------------    ------------    ------------    ------------

Operating expenses:
                Operating expenses ........................      6,972,704       3,788,706      12,514,011       7,542,234
                Depreciation and amortization .............        611,423         228,514       1,163,547         452,982
                                                              ------------    ------------    ------------    ------------

                                   Total operating expenses      7,584,127       4,017,220      13,677,558       7,995,216
                                                              ------------    ------------    ------------    ------------

Operating loss ............................................     (4,270,641)       (751,002)     (7,300,647)     (1,983,647)
                                                              ------------    ------------    ------------    ------------

Interest expense:
                Interest and finance charges ..............        146,300         300,016         245,413         584,680
                Amortization of debt issuance costs .......           --            47,424          52,000          78,154
                Non-cash interest expense .................           --              --           500,000            --
                Effective non-cash interest expense
                from beneficial conversion feature ........           --           650,000
                                                              ------------    ------------    ------------    ------------
                                   Total interest expense .        146,300         347,440         797,413       1,312,834
                                                              ------------    ------------    ------------    ------------

Net loss before minority ..................................     (4,416,941)     (1,098,442)     (8,098,060)     (3,296,481)
interest, income taxes and
extraordinary item

Provision for income taxes ................................         54,246            --            54,246            --
                                                              ------------    ------------    ------------    ------------

Net loss before minority interest and .....................     (4,471,187)     (1,098,442)     (8,152,306)     (3,296,481)
extraordinary item ........................................

Minority interest in loss of consolidated subsidiary ......      1,331,341         143,497       2,430,098         143,497
                                                              ------------    ------------    ------------    ------------


Net loss before extraordinary gain ........................     (3,139,846)       (954,945)     (5,722,208)     (3,152,984)

Extraordinary gain on modification of debt terms ..........           --              --              --           650,000
                                                              ------------    ------------    ------------    ------------

 Net loss .................................................     (3,139,846)       (954,945)     (5,722,208)     (2,502,984)

Other comprehensive income (loss) .........................        (44,007)           --           (77,489)           --
                                                              ------------    ------------    ------------    ------------
Comprehensive net loss ....................................   $ (3,183,853)   $   (954,945)   $ (5,799,697)   $ (2,502,984)
                                                              ============    ============    ============    ============

                                       4
            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE NET LOSS
                                   (Unaudited)
                                   (continued)


Calculation of basic and diluted loss per share:
Net loss .......................................   $ (3,139,846)   $   (954,945)   $ (5,722,208)   $ (2,502,984)
Effects of non-cash dividends on convertible
   preferred stock .............................           --          (799,402)       (500,000)     (1,384,517)
                                                   ------------    ------------    ------------    ------------
 Net loss applicable to common  shares .........   $ (3,139,846)   $ (1,754,347)   $ (6,222,208)   $ (3,887,501)
                                                   ============    ============    ============    ============
Basic and diluted loss per common share
   and share equivalents .......................   $       (.05)   $      (0.32)   $       (.13)   $      (0.70)
                                                   ============    ============    ============    ============

Weighted average number of common shares .......     63,089,166       5,548,852      46,544,721       5,537,457
   and share equivalents outstanding ...........   ============    =============   =============   =============


                                        5
            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Six-months Ended September 30,
                                                                                           Restated (Note 5)
                                                                               2000                 1999
                                                                           ----------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss ..........................................................   $ (5,722,208)   $ (2,502,984)
        Adjustments used to reconcile net loss to net
          cash used in operating activities:

               Depreciation and amortization ..............................      1,163,547         452,982
               Minority interest in net loss of subsidiary ................     (2,430,098)       (143,497)
               Deferred rent ..............................................           (599)          4,112
               Extraordinary gain .........................................           --          (650,000)
               Effective interest for beneficial conversion feature .......        500,000         650,000
               Other                                                                93,368
        Increase (decrease) from changes in:
               Accounts receivable ........................................        577,186         (74,166)
               Merchandise inventories ....................................     (4,412,695)     (3,621,341)
               Other current assets .......................................       (388,868)       (650,462)
               Deposits and other assets ..................................         35,587        (299,250)
               Accounts payable ...........................................      5,095,207       4,094,181
               Accrued expenses and other liabilities .....................        348,723        (334,299)
                                                                                ------------    ------------

                                  Net cash used in operating activities ...     (5,140,850)     (3,074,724)
                                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment ...............................     (2,229,323)     (1,919,427)
        Web Site Development ..............................................     (1,605,774)       (702,288)
                                                                                ------------    ------------
                                 Net cash used in investing activities ....     (3,835,097)     (2,621,715)
                                                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of preferred and common stock ..............                      3,540,504
        Borrowings under financing agreement ..............................     12,000,000      21,157,590
        Repayments under financing agreement ..............................     (8,902,669)    (18,246,482)
        Repayments under notes payable and capital leases .................       (192,453)       (503,962)
                                                                                ------------    ------------

                                  Net cash provided by financing activities      2,904,878       5,947,650
                                                                                ------------    ------------

Effect of exchange rate on cash ...........................................        (77,488)            --
                                                                                ------------    ------------
Net increase (decrease) in cash ...........................................     (6,148,557)        251,211

Cash at beginning of period ...............................................      6,179,007         125,967
                                                                                ------------    ------------

Cash at end of period .....................................................   $     30,450    $    377,178
                                                                                ============    ============


                                       6
            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)



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

Assets
     Retail                                                                               $32,593,975
     Internet                                                                               4,651,589
                                                                                          -----------
                                                                                          $37,245,564
For the Six-Months Ended September 30, 2000

Capital Expenditures
     Fixed Assets                                                                         $ 2,229,323
     Website Development costs                                                              1,605,774
                                                                                          -----------
                                                                                          $ 3,835,097
Sales
     Retail                                                                               $15,764,210
     Internet                                                                                 280,934
                                                                                          -----------
                                                                                         $ 16,045,144
                                                                                          ===========

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

Gross Profit(loss)
     Retail                                                                                $ 6,400,544
     Internet                                                                                  (23,633)
                                                                                           ------------
                                                                                           $ 6,376,911

Operating Income (loss)
     Retail                                                                               $ (5,654,365)
     Internet                                                                               (1,646,282)
                                                                                           ------------
                                                                                          $ (7,300,647)


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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

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

Note 4.  Issuance of Series E Preferred Stock

In May 2000, the Company entered into a termination and release agreement with ZD Group LLC ("ZD") for a financing arrangement previously provided by ZD. See the Company's March 31, 2000 10-KSB for a complete description of this financing agreement. The agreement made the Company no long liable to ZD for a percentage of the profits of three retail stores, in exchange for $500,000 in cash. The Company recorded this charge as a non-cash interest expense since it related to the finance agreement. Subsequently, ZD agreed to receive 854,700 shares of Series E Stock in lieu of $500,000 cash. The Series E Stock was thereby valued at $0.59 per share, which represented a 60 percent discount of the market value as of the date of the transaction. To obtain a fair value for the Series E Stock, the Company engaged an independent appraiser to determine the value of the Series E stock near the transaction date. ZD assigned its rights to European American Capital Foundation under the above-mentioned financing agreement and, accordingly, the Company issued 854,700 shares of Series E stock to EACF.

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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


Note 6.           Restatement of Amounts Previously Reported (continued)

The following is a summary of the impact of the restatements on the September 30, 1999 consolidated financial statements which include the cumulative effects of the restatements made to the March 31, 1999 financial statements.

Balance Sheet

1.       Reduction of other current assets for options not ultimately issued,
         net of previously recorded amortization                                $        (65,510)
2.       Increase in Series E Preferred Stock for issuance of shares                      79,000
3.       Increase in additional paid-in capital for beneficial conversion
         feature of convertible debentures                                               650,000
4.       Reduction in additional  paid-in capital for extraordinary  gain from modification of debt terms,  which was considered a debt
         extinguishment from significant modification in terms under EITF 96-19         (650,000)
5.       Increase in additional  paid-in capital for beneficial  conversion feature of revised  convertible  debentures treated as new
         debt instruments                                                                650,000
6.       Reduction in additional paid-in capital for cancellation of options             (79,000)
7.       Additional net loss in accumulated  deficit.  The increase in accumulated  deficit is attributable to a cumulative increase of
         $718,634  for the  year  ended  March  31,  1999,  less  $3,124 in operating  expenses attributed  to the reversal of  amortization
         expense of prepaid stock options that were not issued.                          715,510
8.       Net reduction in stockholders' equity                                           (65,510)

Statement of Operations and Comprehensive Net Income (Loss)

For the three months ended September 30, 1999:

1.       Decrease in operating expenses from reversal of amortization of
         stock options not issued                                                         (1,562)


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


Note 6.  Restatement of Amounts Previously Reported (continued)

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


Note 7.  Subsequent Events

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

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of January 2001.



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