Form 10QSB
period 2000-12-31
PLAY CO TOYS & ENTERTAINMENT CORP
filed 2001-02-20
CIK 927643

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, $0.01 par value:
85,690,234 shares outstanding as of February 16, 2001.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       PLAY CO. TOYS & ENTERTAINMENT CORP.

                                TABLE OF CONTENTS

PART I.                                             FINANCIAL INFORMATION                                       Page Number

Item 1.             FINANCIAL STATEMENTS

                    Accountants' Review Report

                    Condensed consolidated balance sheets as of  December 31, 2000                                        3
                    (unaudited) and March 31, 2000.

                    Condensed consolidated statements of operations and comprehensive net loss for three
                    months and nine months ended December 31, 2000 and 1999 (unaudited).                                  4

                    Condensed consolidated statements of cash flows for the nine months ended December
                    31, 2000 and 1999 (unaudited).                                                                        5

                    Notes to condensed consolidated financial statements                                               6-11

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                                                                                      12-19
PART II.            OTHER INFORMATION
                                                                                                                         20
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


                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          December 31, 2000
                                                                           (unaudited)      March 31, 2000
                                                                            ------------    ------------
Current
           Cash .........................................................   $  1,682,697    $  6,179,007
           Accounts receivable ..........................................        570,439         676,456
           Merchandise inventories ......................................     14,052,585      14,111,236
           Other current assets .........................................        655,252          20,000
                                                                            ------------    ------------
                                           Total current assets .........     16,960,973      20,986,699

Property and Equipment, net of accumulated
           depreciation and amortization of $6,474,595
           and $5,162,813, respectively .................................     10,211,016       7,398,621
Marketable securities ...................................................      4,073,872            --
Website development costs ...............................................      1,612,545       1,753,193
Deposits and other assets ...............................................      2,183,366       2,145,268
                                                                            ------------    ------------
                                                                            $ 35,041,772    $ 32,283,781
                                                                            ============    ============

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current
          Accounts payable ..............................................    $ 8,824,852    $  6,110,161
          Accrued expenses and other liabilities ........................      2,612,580         892,428
          Current portion of notes payable and capital leases ...........        187,504         386,179
          Borrowings under financing agreement ..........................      5,169,514          47,542
                                                                            ------------    ------------
                Total current liabilities ...............................     16,794,450       7,436,310

Notes payable and capital leases, net of current portion ................      1,099,418         988,767
Deferred rent liability .................................................        129,268         135,607
                                                                            ------------    ------------
                        Total liabilities ...............................     18,023,136       8,560,684
                                                                            ------------    ------------

Minority interest in subsidiary .........................................      6,125,317       9,943,407
                                                                            ------------    ------------

Stockholders' equity:
          Convertible series E preferred stock, $1 par, 25,000,000 shares
            authorized: 1,233,769 and 8,377,640 shares outstanding, .....      1,089,624       7,349,154
          respectively
          Convertible  series F preferred  stock,  $0.01 par, 5,500,000 shares authorized; 750,000 shares
            Outstanding .................................................        726,153         750,000
          Common stock, $.01 par value, 160,000,000 shares authorized;
            85,534,783 and 11,227,568 shares outstanding, respectively ..        855,347         112,275
          Additional paid-in-capital ....................................     43,933,559      33,053,724
          Accumulated deficit and
          comprehensive loss ............................................    (35,711,364     (27,485,463)
                                                                            ------------    ------------
                                           Total stockholders' equity ...     10,893,319      13,779,690
                                                                            ------------    ------------
                                                                            $ 35,041,772    $ 32,283,781
                                                                            ============    ============

            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE NET LOSS
                                   (Unaudited)

                                                            Three Months Ended December 31,          Nine Months Ended December 31,
                                                                                     1999                                   1999
                                                                                 (Restated,                             (Restated,
                                                              2000                 Note 8)              2000              Note 8)
                                                              ----                 -------              ----              -------

Net sales                                                    $19,257,452          $17,315,824         $35,302,596        $30,691,508

Cost of sales                                                 11,668,839           10,006,720          21,337,072         17,370,835
                                                              -----------       -------------          -----------     -------------
                              Gross profit                     7,588,613            7,309,104          13,965,524         13,320,673
                                                              -----------       -------------          -----------     -------------
Operating expenses:
                Operating expenses                             7,529,499            6,016,423          19,917,210         13,742,120
                Litigation settlement expense                         --              183,464             126,300            270,206
                Depreciation and amortization                    655,117              320,508           1,818,664
                                                              -----------       -------------          -----------     -------------
                                                                                                                             773,490
                             Total operating expenses          8,184,616            6,520,395          21,862,174         14,785,816
                                                              -----------       -------------          -----------     -------------
Impairment of website development costs                        1,695,874                   --           1,695,874                 --
                                                              -----------       -------------          -----------     -------------
Operating profit (loss)                                       (2,291,877)             788,709          (9,592,524)       (1,465,143)
                                                              -----------       -------------          -----------     -------------

Interest expense:
                Interest and finance charges                     780,011              307,870           1,025,424            823,200
                Amortization of debt issuance costs              251,055               58,097             303,055
                                                                                                                             174,889
                Effective non-cash interest expense
                from beneficial conversion feature                     -                    -             500,000            650,000
                                                              -----------       -------------          -----------     -------------
                             Total interest expense            1,031,066              365,967           1,828,479          1,648,089
                                                              -----------       -------------          -----------     -------------

Profit (loss) before minority interest in   consolidated
subsidiary and income taxes                                   (3,322,943)             422,742         (11,421,003)       (3,113,232)

Provision for income taxes                                         5,757                   --              60,003                 --
                                                              -----------       -------------          -----------     -------------

Minority interest in loss (income) of consolidated
subsidiary                                                     1,387,992            (608,478)           3,818,090          (464,981)
                                                              -----------       -------------          -----------     -------------
Net loss before extraordinary gain                            (1,940,708)           (185,736)          (7,662,916)       (3,578,213)

Extraordinary gain on modification of debt terms                        -                   -                   -            650,000
                                                               -----------       -------------          -----------     ------------
Net loss                                                      (1,940,708)           (185,736)          (7,662,916)       (2,928,213)

Other comprehensive loss                                        (136,660)                   -            (214,149)                 -
                                                              -----------       -------------          -----------     -------------
Comprehensive net loss                                      $ (2,077,368)       $   (185,736)        $ (7,877,065)      $(2,928,213)
                                                            =============       =============        =============     =============

Calculation of basic and diluted loss per share:
    Net loss                                                 $ 1,940,708)         $ (185,736)         $(7,662,916)      $(2,928,213)
    Effects of non-cash dividends on convertible
        preferred stock                                                 -           (799,402)            (500,000)       (2,183,919)
                                                              -----------       -------------          -----------     -------------

     Net loss applicable to common shares                    $(1,940,708)         $ (985,138)         $(8,162,916)      $(5,112,132)
                                                            =============       =============        =============     =============
    Basic and diluted loss per common share and
        share equivalents                                      $   (0.02)          $   (0.18)           $   (0.14)      $     (0.92)
                                                            =============       =============        =============     =============
    Weighted average number of common shares
        and share equivalents outstanding                     84,696,135            5,548,852          59,021,606          5,541,076
                                                            =============       =============        =============     =============

            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
                 (A SUBSIDIARY OF UNITED TEXTILES & TOYS CORP.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Nine-months Ended December 31,
                                                                                    2000                     1999
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                  $(7,662,916)            $(2,928,213)
        Adjustments used to reconcile net loss
            to net cash used in operating activities:

             Depreciation and amortization                                          1,818,664                  773,490
             Minority interest in net income (loss) of                            (3,818,090)                  464,981
             subsidiary
             Deferred rent                                                            (6,339)                    8,291
             Other                                                                     89,530
             Impairment of website development costs                                1,695,874                        -
             Amortization of debt issuance costs                                      303,055                  174,889
             Extraordinary gain                                                              -               (650,000)
             Effective interest expense for
             beneficial conversion                                                    500,000                  650,000
        Increase (decrease) from changes in:
                        Accounts receivable                                            106,017                (887,146)
                        Merchandise inventories                                         58,651              (2,669,557)
                        Other current assets                                        (635,252)                 1,627,026
                        Deposits and other assets                                    (341,153)              (4,105,431)
                        Accounts payable                                            2,714,691                2,291,178
                        Accrued expenses and other liabilities                      1,720,152                  839,009
                                                                                --------------          ---------------

                        Net cash used by operating activities                      (3,457,116)              (4,411,483)
                                                                                --------------          ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                        (4,214,332)              (1,931,206)
        Website development                                                        (1,971,953)                        -
                                                                                                                      -
        Issuance of notes receivable to affiliates                                           -                (650,000)
                                                                                 --------------          ---------------

                       Net cash used by investing activities                       (6,186,285)             (2,581,206)
                                                                                --------------          ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of preferred and common stock                                 -              25,560,792
        Borrowings under financing agreement                                        34,898,776              27,061,000
        Repayments under financing agreement                                       (29,776,804)            (34,821,496)
        Borrowings under notes payable                                                      -
        Reclassification of restricted cash                                                 -                2,000,000
        Repayments under notes payable and capital leases                             (88,024)                (638,379)
                                                                                --------------          ---------------

                        Net cash provided by financing activities                   5,033,948               19,161,917
                                                                                --------------          ---------------

Effect of exchange rate on cash                                                       113,143                        -
                                                                                --------------          ---------------

Net increase(decrease) in cash                                                    (4,496,310)               12,169,228

Cash at beginning of period                                                         6,179,007                  125,967
                                                                                --------------          ---------------

Cash at end of period                                                             $ 1,682,697             $ 12,295,195
                                                                                  ===========             ============

            See accompanying notes to condensed financial statements

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)


Note 1.  General

         The interim accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended March 31, 2000 included in its Annual Report on Form 10-KSB, as amended. Operating results for the nine month period ended December 31, 2000 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2001.

         The interim accompanying unaudited condensed consolidated financial statements include the operations of the Company and its majority owned subsidiary, Toys International.COM, Inc. ("Toys"). At December 31, 2000, the Company owned 58.4% of Toys.

Note 2.  Liquidity and Capital Resources

         The nine-month period covered in this report was an extremely difficult period for the toy industry. The Company incurred a significantly increased loss from operations due, in part, to a decline in same store sales. This operating loss, coupled with investments in new store locations and Internet operations, has reduced the Company's working capital and increased its reliance on trade vendor support and bank financing (see Note 4). The Company's management is actively working with its trade vendors and its secured lender to sustain inventory shipments and continued financing.

Note 3.  Segment Information

         The Company's reportable segments are its retail store operations and its Internet operations. The retail store operations are entirely based in the United States, and its Internet operations occur both in the United States and in Germany. The Internet operations consist of both business-to-consumer and business-to-business (or wholesale) sales.

         Information on segments which is based on information utilized by the Company's chief operating decision maker, and a reconciliation to income (loss) before income taxes, are as follows at December 31, 2000, and for the nine months then ended. For the nine-months ended December 31, 1999, the Internet segment was not considered to be an operating segment by management since the websites were under development or revision and only operated for approximately the last two months of that nine month period.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)


         The following information reflects a $1,695,874 impairment charge the Company recorded relating to its website development costs. This charge was recorded pursuant to Statement of Financial Accounting Standards No. 121 ("FAS 121"), which addresses accounting for the impairment of long-lived assets. After reviewing the carrying amount of the website development costs and the projected cash flows from the Internet operations, the Company determined that the $1,695,874 impairment charge was appropriate under FAS 121 at this point in time.

As of December 31, 2000:

Assets
     Retail                                                                               $30,920,651
     Internet                                                                               4,121,121
                                                                                         ------------
                                                                                          $35,041,772
For the Nine-Months Ended December 31, 2000:

Capital Expenditures
     Fixed Assets                                                                         $ 4,214,332
     Website Development costs                                                              1,971,953
                                                                                         ------------
        Total                                                                             $ 6,186,285
                                                                                         ============
Sales
     Retail                                                                               $34,355,861
     Internet                                                                                 946,735
                                                                                         ------------
          Total                                                                           $35,302,596
                                                                                         ============

Gross Profit
     Retail                                                                               $13,757,047
     Internet                                                                                 208,477
                                                                                         ------------
        Total                                                                             $13,965,524
                                                                                         ============

Operating loss
     Retail                                                                               $(5,222,326)
     Internet, including impairment charge                                                 (4,370,198)
                                                                                          -----------
        Total                                                                             $(9,592,524)
                                                                                          ============

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)


Note 4.   Line of Credit

         On November 20, 2000, Toys entered into a $12,000,000 revolving credit facility (the "Credit Facility") with Paragon Capital LLC, now known as Wells Fargo Retail Finance ("Wells Fargo"). The Company guarantied the Credit Facility for its Toys subsidiary. The Credit Facility called for an initial 90-day period (the "Evaluation Period") for Wells Fargo to determine the covenant requirements to be maintained under the agreement, and to complete its due diligence investigation. During the Evaluation Period, the Credit Facility is effectively on a demand note basis. After conclusion of the Evaluation Period, the Credit Facility provides for a three-year life. The Wells Fargo Credit Facility replaced the Company's previous credit facility with FINOVA Capital Corporation.

         The Company's performance during the holiday selling season fell below plan due, among other factors, to the depressed retail climate and the soft toy industry generally. This performance led Wells Fargo in late January to extend the 90-day Evaluation Period for another month in order to continue its evaluation process. There was approximately $6.6 million outstanding under the Credit Facility on February 16, 2001.

         Should Wells Fargo elect not to further extend the Credit Facility beyond the additional month of the Evaluation Period, then the Company would be forced to seek a replacement lender. There can be no assurance that the Company would be able to find such a replacement lender on terms acceptable to the Company or at all.

Note 5.  Bridge Loan

         In order to support its inventory needs for the holiday season, in October 2000, the Company borrowed an aggregate of $750,000 ("Bridge Loan") from ZD Group LLC ("Bridge Lender") - a related New York limited liability company, the beneficiary of which is a member of the family of the Company's chairman. The Company paid $48,000 in consulting fees to CDMI Capital Corp. ("CDMI," a British Virgin Islands corporation of which Moses Mika, then a director of the Company, was a shareholder) for assisting the Company in arranging the Bridge Loan.

         The Bridge Loan and accrued interest of $20,000 was repaid on November 24, 2000 following the initial funding of the Credit Facility. In September 2000, in anticipation of receiving the Bridge Loan from DIG Financial Corp., a material stockholder of the Company, the Company granted to DIG a security interest in certain of its assets. Upon receipt of the loan from the Bridge Lender, the Security Agreement was assigned by DIG to the Bridge Lender. The security interest was terminated upon repayment of the Bridge Loan.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)



Note 6.           Basic and Diluted Loss per Share

         The basic and diluted loss per common share for the three and nine month periods ending December 31, 2000 and 1999 are the same as the effects of common stock equivalents are anti-dilutive given the net loss per common share in each period. Potentially dilutive common shares aggregate 20,932,614, which could result from the exercise of options, warrants, and the conversion of debentures and/or the Series E and Series F Preferred Stock. Exercise or conversion of certain of these instruments is restricted based on defined holding periods or vesting schedules.

Note 7.  Launch of TX40 Project

         In October 2000, the Company debuted its new concept in electronic commerce with the launch of www.tx40.net and www.toys.tx40.de. Tx40 is the Company's new concept of using an evolving storyline to bring viewers to its websites. Toys.tx40.de is the Company's related e-commerce website in Germany. In November 2000, the Company launched www.toys.tx40.com as its related e-commerce website in the United States. In addition to prior amounts expended, through the nine months ended December 31, 2000, the Company invested $1,971,953 in this project. That investment is shown net of accumulated amortization and a $1,695,874 impairment charge (see Note 3), on the December 31, 2000 balance sheet as a balance of $1,612,545 under the description "web-site development costs."

Note 8.  Restatement of Amounts Previously Reported

The December 31, 1999 financial statements contain certain restatements of amounts previously reported. The restatements were the result of inquiries made by the SEC regarding the accounting treatment for transactions revolving around the Company's debt and equity securities, including grants of options/stock, convertible debentures, and convertible preferred stock. As a result, the Company has restated several amounts, which are described below. The table below identifies significant changes to balances in the financial statements. The following is a summary of the impact of the restatements on the December 31, 1999 consolidated financial statements.

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)



Note 8.  Restatement of Amounts Previously Reported (continued)

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

For the nine months ended December 31, 1999:

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

                       PLAY CO. TOYS & ENTERTAINMENT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)


Note 8.  Restatement of Amounts Previously Reported (continued)

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

For the nine months ended December 31,1999:

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


For the three months ended December 31, 1999:

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



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

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

     The Company has two subsidiaries, Toys International.COM, Inc. ("Toys") and Play Co. Toys Canyon Country, Inc. ("Canyon"). Toys currently operates all thirty-seven of the Company's stores, of which Canyon holds the lease for one of Toys' retail locations.

            For the three months ended December 31, 2000 compared to
                    the three months ended December 31, 1999

     The Company generated net sales of $19,257,452 in the three months ended December 31, 2000. This represented an increase of $1,941,628, or 11.2%, from net sales of $17,315,824 in the three months ended December 31, 1999. All of this sales growth is attributable to the Company's new stores as same store sales declined by 7.7% for the period and since the Company's Internet operations in the United States and Germany generated approximately $174,000 less in sales during the 2000 period than the Internet operations did in the 1999 period.

     The Company ended December 2000 with 38 retail locations in eleven states, compared to 31 retail locations in seven states at the end of fiscal year 2000. During the quarter, the Company opened four new stores, which were located in Colorado, Illinois, Maryland and Minnesota.

     The Company posted a gross profit of $7,588,613 in the three months ended December 31, 2000, representing an increase of $279,509, or 3.8%, from the gross profit of $7,309,104 in the three months ended December 31, 1999. This gross profit increase is due to the above noted sales increase, which was largely offset by a decrease in the Company's gross margin. The gross margin of 39.4% in the December 2000 period represented a decrease of 2.8% from the Company's gross margin of 42.2% in the December 1999 period. The gross margin decrease was largely due to a significant level of sales price discounting by the Company during the holiday season in order to generate sales.

     Operating expenses (excluding litigation settlement expenses and depreciation and amortization expenses) in the three months ended December 31, 2000 were $7,529,499. This represented a $1,513,076, or 25.1%, increase over the Company's operating expenses of $6,016,423 in the three months ended December 31, 1999. The primary reasons for the operating expense increase were an increase in payroll and related expenses of $418,347 and an increase in rent expense of $299,636. The payroll expense increase was due to the hiring of several middle managers and employees at new stores. The growth in rent expense was caused by the additional stores.

     During the three months ended December 31, 1999, the Company settled its remaining store closing related litigation. Under this settlement the Company agreed to make a cash payment of $35,000, to issue 100,000 shares of its common stock, and to pay an aggregate $186,138 over a 36-month period. The Company has estimated the total net present value of the settlement to be $233,905 and accrued an additional amount of $183,464 in the three months ended December 1999 to cover the estimated value of the settlement, $113,905 and other litigation related expenses, incurred of $69,559. The value of the settlement includes the initial $35,000 cash payment and $42,500 attributable to the 100,000 shares of common stock. The value assigned to the common stock component was based on the then market price of $.50 per share and a 15% discount given the unregistered nature of the shares as well as the thinly-traded and highly volatile nature of the market for the Company's securities. The remaining balance of $156,405 represent the net present value of the thirty-six monthly payments aggregating $186,138 using a discount factor of 10%.

     During the three months ended December 31, 2000, the Company recorded non-cash depreciation and amortization expenses of $655,117, representing a $334,609, or 104.4%, increase over $320,508 in the period ended December 31, 1998. This amount was higher in the December 2000 period than in the December 1999 period primarily due to the additional depreciation associated with the new stores opened by the Company. Total operating expenses (operating expenses combined with litigation settlement expenses and depreciation and amortization) in the December 2000 period were $8,184,616, representing a $1,664,221, or 25.5%, increase from total operating expenses of $6,520,395 in the December 1999 period.

     During the three months ended December 2000, the Company recorded a $1,695,874 impairment charge relating to its website development costs. This charge was recorded pursuant to Statement of Financial Accounting Standards No. 121 ("FAS 121"), which addresses accounting for the impairment of long-lived assets. After reviewing the carrying amount of the website development costs and the projected cash flows from the Internet operations, the Company determined that the $1,695,874 impairment charge was appropriate under FAS 121 at this point in time.

     Due to the combination of the above mentioned impairment charge of $1,695,874 and the increase in total operating expenses of $1,664,221, which were only partially offset by the $279,509 increase in gross profit, the Company generated an operating loss of $2,291,877 for the three months ended December 2000. This was a $3,080,586 decrease from the Company's operating profit of $788,709 in the three months ended December 1999.

     Interest expense totaled $1,031,066 for the three months ended December 31, 2000. This represented a $665,099 increase from interest expense of $365,967 in the three months ended December 31, 1999. The primary reason for the increased level of interest expense was the expensing of various fees and interest charges relating to the bridge loan from the Company's prior lender.

     As a result of the above-mentioned factors, the Company recorded a loss before minority interest in its consolidated subsidiary and before income taxes of $3,322,943 in the December 2000 period compared to a profit of $422,742 in the December 1999 period, a decrease of $3,745,685.

     During the three months ended December 31, 2000, the Company recorded a minority interest arising out of the loss in consolidated subsidiary of
$1,387,992, compared to a minority interest arising out of the profit of consolidated subsidiary of $608,478 in the December 1999 period. This minority interest arose out of various sales of stock of the Company's Toys International.COM, Inc. ("Toys") subsidiary. This minority interest represented a reduction in the Company's loss in the December 2000 period and a reduction in the Company's profit in the December 1999 period.

     As a result of the above-mentioned factors, the Company recorded a net loss of $1,940,708 for the three months ended December 31, 2000. This represented a $1,754,972 increase from the net loss of $185,736 for the three months ended December 31, 1999. For the three-month period ended December 31, 1999, the net loss of $187,298 was increased by a non-cash dividends of $799,402 in order to determine the net loss applicable to common shares. The non-cash dividend represented amortization of the discount recorded upon the issuance of Series E Stock and Series F Preferred Stock ("Series F Stock"), both having a beneficial conversion feature. The Series F Stock non-cash dividend was applicable only to 1999. No dividends in the form of securities or other assets were actually paid out.

     The basic and diluted net loss per common share for the December 2000 period was $(0.02), compared to a basic and diluted net income per common share in the December 1999 period of $$(0.18). The decrease in the loss per share was due to the increase in the weighted average number of shares outstanding from 5,548,852 in the December 1999 period to 84,696,135 in the December 2000 period.

             For the nine months ended December 31, 2000 compared to
                     the nine months ended December 31, 1999

     The Company generated net sales of $35,302,596 in the nine-month period ended December 31, 2000. This represented an increase of $4,611,088, or 15.0%, from net sales of $30,691,508 in the nine-month period ended December 31, 1999. All of this sales growth is attributable to the Company's new stores as same store sales declined by 12.8% for the period and since the Company's Internet operations in the United States and Germany generated approximately $117,000 less in sales during the 2000 period than the Internet operations did in the 1999 period.

     The Company posted a gross profit of $13,965,524 in the nine-month period ended December 31, 2000, representing an increase of $644,851, or 4.8%, from the gross profit of $13,320,673 in the nine month period ended December 31, 1998. This gross profit increase is due to the above noted sales increase, which was largely offset by a decrease in the Company's gross margin. The gross margin of 39.6% in the December 2000 period represented a decrease of 3.8% from the Company's gross margin of 43.4% in the December 1999 period. The gross margin decrease was due to a significant level of sales price discounting by the Company during the holiday season in order to generate sales.

     Operating expenses (excluding litigation settlement expenses and depreciation and amortization expenses) in the nine month period ended December 31, 2000 were $19,917,210. This represented a $6,175,090, or 44.9%, increase over the Company's operating expenses of $13,742,120 in the nine-month period ended December 31, 1999. The most significant contributors to the operating expense increase were an increase in payroll and related expenses of $1,232,969 and an increase in rent expense of $1,347,995. The payroll expense increase was due to the hiring of several middle managers and employees at new stores. The growth in rent expense was caused by the additional stores.

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

     During the nine-month period ended December 31, 2000, the Company recorded non-cash depreciation and amortization expenses of $1,818,664, a $1,045,174, or 135.1%, increase from $773,490 in the period ended December 31, 1999. This increase was largely due to depreciation on the fixed assets purchased for the newly opened stores. Total operating expenses (operating expenses combined with litigation settlement expense and depreciation and amortization) in the December 2000 period were $21,862,174, representing a $7,076,358, or 47.9%, increase from total operating expenses of $14,785,816 in the December 1999 period.

     During the three months ended December 2000, the Company recorded a $1,695,874 impairment charge the Company recorded relating to its website development costs. This charge was recorded pursuant to Statement of Financial Accounting Standards No. 121 ("FAS 121"), which addresses accounting for the impairment of long-lived assets. After reviewing the carrying amount of the website development costs and the projected cash flows from the Internet operations, the Company determined that the $1,695,874 impairment charge was appropriate under FAS 121 at this point in time.

     Due to the combination of the above mentioned impairment charge of $1,695,874 and the increase in total operating expenses of $7,076,358, which were only partially offset by the $644,851 increase in gross profit, the Company generated an operating loss of $9,592,524 for the nine months ended December 2000. This was a $8,127,381 increase over the Company's operating loss of $1,465,143 in the nine months ended December 1999.

     Interest expense totaled $1,828,479 for the nine-month period ended December 31, 2000. This represented a $180,390, or 10.9%, increase over the interest expense of $1,648,089 in the nine-month period ended December 31, 1999. The primary reason for the increased level of interest expense was a $500,000 non-cash interest charge related to the settlement of the ZD Financing Agreement, as discussed in the prior quarter, and expensing of various fees and interest charges relating to the bridge loan from the Company's prior lender. The December 1999 period included the recognition of $650,000 in non-cash effective interest expense, which was allocable to the proceeds of the beneficial conversion feature of the amended Frampton and EACF convertible debentures during the nine-month period ended December 31, 1999. That effective interest expense represented a non-cash item that was effectively offset dollar for dollar in stockholders' equity by an increase in additional paid-in capital.

     The Company also recorded an extraordinary gain of $650,000 in the nine month ended December 31, 1999 as a result of the modification of terms for the Frampton and EACF convertible debentures.

     As a result of the above-mentioned factors, the Company recorded a loss before the minority interest in its consolidated subsidiary and before taxes of $11,421,003 in the December 2000 period compared to a loss of $3,113,232 in the December 1999 period, representing a increase of $8,307,771.

     During the nine months ended December 31, 2000, the Company recorded a minority interest arising out of the loss in consolidated subsidiary of
$3,818,090, compared to a minority interest arising out of the profit of consolidated subsidiary of $464,981 in the December 1999 period. This minority interest arose out of various sales of stock of the Company's Toys International.COM, Inc. ("Toys") subsidiary. This minority interest represented a reduction in the Company's loss in the December 2000 period and a reduction in the Company's profit in the December 1999 period.

     As a result of the above-mentioned factors, the Company recorded a net loss of $7,662,916 for the nine-month period ended December 31, 2000. This represented a $4,734,703 decrease from the net loss of $2,928,213 recorded in the nine-month period ended December 31, 1998. For the nine-month periods ended December 31, 2000 and 1999, the net losses of $7,662,916 and $2,928,213 were increased by non-cash dividends of $500,000 and $2,183,919, respectively, in order to determine the net loss applicable to common shares. The non-cash dividend represented amortization of the discount recorded upon the issuance of Series E Stock and Series F Preferred Stock ("Series F Stock"), both having a beneficial conversion feature. No dividends in the form of securities or other assets were actually paid out.

     The basic and diluted net loss per common share for the December 2000 period was $(0.14) compared to a basic and diluted net loss per common share in the December 1999 period of $(0.92). The decrease in the loss per share was due to the increase in the weighted average number of shares outstanding from 5,541,076 in the December 1999 period to 59,021,606 in the December 2000 period.

Liquidity and Capital Resources

     At December 31, 2000, the Company had working capital of $166,523 compared to working capital of $13,550,389 at March 31, 2000. The primary factor in the $13,383,866 decrease in working capital was the Company's operating loss in the nine months ended December 2000 coupled with its investments in fixed assets and in its websites, which are classified as noncurrent assets.

     The Company has historically financed operations and working capital requirements through financing agreements and sales of the Company's equity securities, primarily through the sale of the Company's Series E Stock. There can be no assurance that the Company will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to achieve profitability.

     During the nine month period ended December 31, 2000, the Company used $3,457,116 of cash in its operations compared to $4,411,483 used in operations in the nine-month period ended December 31, 1999. The primary reason for the significant difference between the amount of cash used in operations in the two periods was the net loss of $7,662,916 in the 2000 period compared to the net loss of $2,928,213 in the 1999 period coupled with a rise in inventories of approximately $2.7 million in the 1999 period while inventories remained fairly constant in the 2000 period.

     The Company used $6,186,285 of cash in its investing activities during the nine-month period ended December 31, 2000 compared to $2,581,206 in the nine-month period ended December 31, 1999. In both periods, the primary investing activity was the purchase of equipment and fixtures for new stores. Additionally, in 2000, the Company also invested approximately $2 million in website development. In 1999, the Company loaned $650,000 to affiliated entities.

     The Company generated $5,033,948 from its financing activities in the nine-month period ended December 31, 2000 compared to the generation of $19,161,917 from financing activities in the nine-month period ended December 31, 1999. The primary contributors to the Company's financing activities in 2000 were borrowings on the Company's line of credit. The primary contributors to the 1999 financing activities were proceeds from the sale of the Company's Series F Stock and the sale of common stock of the Toys subsidiary as well as borrowings on the Company's line of credit.

     As a result of the above factors, the Company had a net decrease in cash of $4,496,310 in the nine-month period ended December 31, 2000 compared to a net increase in cash of $12,169,228 in the nine month period ended December 31, 1999.

     During the three-month period ended December 31, 2000, the Company opened four new stores, which were located in Colorado, Illinois, Maryland and Minnesota. These four stores represented an aggregate capital investment of approximately $2.0 million, net of landlord contributions. The Company ended December 2000 with 38 retail locations in eleven states, compared to 31 retail locations in seven states at the end of fiscal year 2000. Subsequent to December 31, 2000, one store closed upon expiration of its lease, and three additional stores will be closed upon expiration of their leases in the months of March and April 2001.

     The Company is currently evaluating a number of non-performing stores for closure and has retained two lease consultants to assist with related rent reductions and/or exit strategies.

     On November 20, 2000, Toys entered into a $12,000,000 revolving credit facility (the "Credit Facility") with Paragon Capital LLC, now known as Wells Fargo Retail Finance ("Wells Fargo"). The Company guarantied the Credit Facility. The Credit Facility called for an initial 90-day period (the "Evaluation Period") for Wells Fargo to determine the covenant requirements to be maintained under the agreement and to complete its due diligence investigation. During the Evaluation Period, the Credit Facility is effectively on a demand note basis. After conclusion of the Evaluation Period, the Credit Facility provides for a three-year life. The Wells Fargo Credit Facility replaced the Company's previous credit facility with FINOVA Capital Corporation.

     The Company's performance during the holiday selling season fell below plan due, among other factors, to the depressed retail climate and the soft toy industry generally. This performance led Wells Fargo in late January to extend the 90-day Evaluation Period for another month in order to continue its evaluation process. There was approximately $6.6 million outstanding under the Credit Facility on February 16, 2001.

     The Company believes that it requires access to and the ability to borrow against a line of credit to continue financing its operations. It also requires the ongoing support of its trade vendors in the form of ongoing inventory shipments and financing in order to maintain its business operations. The Company is currently actively working with its vendors to try to sustain shipments. Should Wells Fargo elect not to further extend the Credit Facility beyond the additional month of the Evaluation Period, then the Company would be forced to seek a replacement lender. There can be no assurance that the Company would be able to find such a replacement lender on terms acceptable to the Company or at all. There also can be no assurance that the Company's trade vendors will continue to ship products to the Company on acceptable terms.

     Given ongoing support from Wells Fargo and from its trade vendors, based on currently proposed plans and assumptions relating to its operations, the
Company's operations and working capital should suffice to satisfy its contemplated cash requirements for the next 12 months.

Trends Affecting Liquidity, Capital Resources and Operations

     The Company's future financial performance will depend upon continued demand for toys and the Company's ability to choose locations for new stores, the Company's ability to purchase product at favorable prices and on favorable terms, and the effects of increased competition and changes in consumer preferences.

     The toy and hobby retail industry faces a number of potentially adverse business conditions including price and gross margin pressures and market consolidation. To highlight the challenges in the toy industry, several competitors recently filed for bankruptcy and/or ceased operations, including E-Toys, ToyTime, RedRocket, World of Science/Natural Wonders. Given the soft toy market, manufacturers are also incurring substantial losses. The Company competes with a variety of mass merchandisers, superstores, and other toy retailers, including Toys R Us and Kay Bee Toy Stores. Competitors that emphasize specialty and educational toys include Disney Stores, Warner Bros. Stores, Lake Shore and Zainy Brainy. The Company also competes both through its electronic commerce operations and through its stores against Internet oriented toy retailers ToysRUs.com. There can be no assurance that the Company's business strategy will enable it to compete effectively in the toy industry.

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

                                    PART II

Item 1.  Legal Proceedings

         On or about November 16, 2000 a complaint was filed against the Company by certain purported holders of the Company's Series F Preferred Stock and Options to purchase shares of Series F Preferred Stock ("Securityholders") in the Supreme Court of the State of New York, County of New York. The Securityholders allege, among other things, breaches of contract relating to certain registration rights that they allege are contained in the stock purchase agreement governing the purchase of such securities. The complaint seeks, among other things, an award of damages in the aggregate of $159,500, $11,000 per month, commencing October 25, 2000, for each month that a registration statement is not declared effective, interest, unspecified damages and reimbursement of the costs and expenses of such legal action. The Company is in the process of evaluating the claims, and the discovery process has begun.


Item 2.           Changes in Securities and Use of Proceeds

         None

Item 3.           Defaults Upon Senior Securities

         None

Item 4.           Submission of Matter to a Vote of Security Holders

         None

Item 5.           Other Information

         None

Item 6.           Exhibits and Reports on From 8-K

         None

                                   SIGNATURES




         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of February 2001.

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